Form 10-Q
period 1995-01-01
LINEAR TECHNOLOGY CORP /CA/
filed 1995-02-14
CIK 791907

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 1995 OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-14864


                         LINEAR TECHNOLOGY CORPORATION
                         -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              CALIFORNIA                                94-2778785
              ----------                                ----------
     (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
         OF INCORPORATION)                          IDENTIFICATION NO.)


                              1630 MCCARTHY BLVD.
                        MILPITAS, CALIFORNIA 95035-7487
                                 (408) 432-1900
                                 --------------
               (ADDRESS INCLUDING ZIP CODE AND TELEPHONE NUMBER,
        INCLUDING AREA CODE OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes   X          No
                       -----           -----


   There were 36,500,556 shares of the Registration's Common Stock issued and outstanding as of January 27, 1995.

                         LINEAR TECHNOLOGY CORPORATION
                                   FORM 10-Q
                   THREE AND SIX MONTHS ENDED JANUARY 1, 1995



                                     INDEX



                                                                          Page
                                                                          ----
Part I:  Financial Information

         Item 1.  Financial Statements

                      Consolidated Statement of Income for the              2
                      three and six months ended January 1, 1995 and January 2, 1994.

                      Consolidated Balance Sheet at January 1, 1995       3-4
                      and July 3, 1994.

                      Consolidated Statement of Cash Flows for the        5-6
                      six months ended January 1, 1995 and
                      January 2, 1994.

                      Notes to consolidated financial statements            7

         Item 2.  Management's discussion and analysis of                8-10
                      financial condition and results of operations


Part II:  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                         11

Signatures                                                                 12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                         LINEAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                  (unaudited)




                          Three Months Ended           Six Months Ended
                        ----------------------     -------------------------
                        January 1,   January 2,     January 1,    January 2,
                          1995         1994           1995          1994
                        ----------   ----------    -----------    ----------
Net sales               $62,103       $48,027      $120,185        $93,067

Cost of sales            19,992        16,713        38,613         32,908
                        -------       -------      --------        -------

  Gross profit           42,111        31,314        81,572         60,159
                        -------       -------      --------        -------

Expenses:

  Research & development  5,675         4,525        11,122          8,663

  Selling, general and
  administrative          9,164         7,931        17,653         15,657
                        -------       -------      --------        -------

                         14,839        12,456        28,775         24,320
                        -------       -------      --------        -------

Operating income         27,272        18,858        52,797         35,839

Interest income           1,885         1,080         3,498          2,071
                        -------       -------      --------        -------

Income before income
  taxes                  29,157        19,938        56,295         37,910

Provision for income
  taxes                   9,913         6,839        19,221         13,003
                        -------       -------      --------        -------

Net income              $19,244       $13,099      $ 37,074        $24,907
                        =======       =======      ========        =======

Net income per share    $  0.51       $  0.35      $   0.98        $  0.67
                        =======       =======      ========        =======

Shares used in the
  calculation of net
  income per share       37,983        37,523        37,949         37,444
                        =======       =======      ========        =======



                             See accompanying notes

                         LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (In thousands)




                                                     January 1,         July 3,
                                                       1995              1994
                                                    -----------       ---------
                                                    (unaudited)

Current assets:

  Cash and cash equivalents                          $ 36,460          $ 39,950
  Short-term investments                              163,384           136,851
  Accounts receivable, net of allowance for
    doubtful accounts of $580 ($550 at July 3,
    1994)                                              28,154            26,517
  Inventories:
    Raw materials                                       1,311             1,315
    Work in process                                     5,445             6,233
    Finished goods                                      2,476             2,468
                                                     --------          --------

      Total inventories                                 9,232            10,016

 Deferred tax assets                                   15,486            14,691
 Prepaid expenses and other current assets              4,795             3,101
                                                     --------          --------

      Total current assets                            257,511           231,126
                                                     --------          --------

Property, plant and equipment, at cost:
  Land, building and improvements                      25,632            21,530
  Manufacturing and test equipment                     57,476            50,532
  Office furniture and equipment                        2,200             1,952
                                                     --------          --------

                                                       85,308            74,014
  Less accumulated depreciation and
    amortization                                      (39,664)          (36,741)
                                                     --------          --------

  Net property, plant and equipment                    45,644            37,273
                                                     --------          --------

                                                     $303,155          $268,399
                                                     ========          ========



                             See accompanying notes

                         LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       LIABILITIES & SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)



                                                     January 1,         July 3,
                                                        1995             1994
                                                     ----------        ---------
                                                     (unaudited)


Current liabilities:

  Accounts payable                                   $  6,285          $  5,255
  Accrued payroll and related benefits                 12,457            11,202
  Deferred income on shipments to distributors         13,982            12,165
  Income taxes payable                                  5,020             8,027
  Other accrued liabilities                             6,731             6,272
                                                     --------          --------

    Total current liabilities                          44,475            42,921

Deferred tax liabilities                                2,503             2,003

Shareholders' equity:

  Common stock, no par value,  60,000,000 shares
    authorized;  36,433,706 shares
    issued and outstanding at January 1, 1995
    (36,308,413 shares at July 3, 1994)                91,084            84,979
  Retained earnings                                   165,093           138,496
                                                     --------          --------

    Total shareholders' equity                        256,177           223,475
                                                     --------          --------

                                                     $303,155          $268,399
                                                     ========          ========





                             See accompanying notes

                         LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Six Months Ended
                                                   -----------------------------
                                                    January 1,       January 2,
                                                       1995            1994
                                                   ------------     ------------
Cash flow from operating activities:
  Net income                                         $ 37,074         $ 24,907
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                       3,548            3,106
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable       (1,637)           1,004
      Decrease (increase) in inventories                  784           (1,369)
      Decrease (increase) in deferred tax assets,
        prepaid expenses and other current assets      (2,489)            (882)
      Increase (decrease) in accounts payable,
        accrued payroll, income taxes payable and
        other accrued liabilities                        (263)           1,721
      Increase (decrease) in deferred income            1,817            2,900
      Increase (decrease) in deferred tax
        liabilities                                       500             (384)
                                                     --------         --------
    Cash provided by operating activities              39,334           31,003
                                                     --------         --------

Cash flow from investing activities:
  Purchase of short-term investments                  (71,963)         (73,711)
  Proceeds from sales and maturities of
    short-term investments                             45,430           46,220
  Purchase of property, plant and equipment           (11,919)          (8,779)
                                                     --------         --------
    Cash used in investing activities                 (38,452)         (36,270)
                                                     --------         --------

Cash flow from financing activities:
  Issuance of common stock under employee
    stock plans                                         3,294            2,323
  Tax benefit from stock option transactions            3,185            2,400
  Purchase of common stock                             (6,139)              --
  Payment of cash dividends                            (4,712)          (3,933)
                                                     --------         --------
    Cash provided by (used in) financing
      activities                                       (4,372)             790
                                                     --------         --------

Decrease in cash and cash equivalents                  (3,490)          (4,477)

Cash and cash equivalents,
  beginning of period                                  39,950           24,881
                                                     --------         --------

Cash and cash equivalents,
  end of period                                      $ 36,460         $ 20,404
                                                     ========         ========



                             See accompanying notes

                         LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)




                                                           Six Months Ended
                                                       -------------------------
                                                       January 1,     January 2,
                                                          1995           1994
                                                       ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for income taxes            $19,338        $11,428






















                             See accompanying notes

                         LINEAR TECHNOLOGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six months ended January 1, 1995 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 3, 1994, included in the Company's Annual Report to Shareholders.

2. The Company operates on a 52/53 week year ending on the Sunday nearest June 30. Fiscal year 1995 will have 52 weeks, while fiscal year 1994 had 53 weeks with 14 weeks during the quarter ended January 2, 1994.

3. Net income per share is based upon the weighted average number of shares of common stock outstanding and common equivalents, if dilutive.

4. Effective the beginning of fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting the Statement was not material to the Company's shareholders' equity.

         The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as available-for-sale securities and are carried at amortized cost. Should fair value be materially different than cost, debt securities would be adjusted to fair value with unrealized gains and losses, net of tax, reported in shareholders' equity.

5. On November 2, 1994, the shareholders approved an amendment to the 1988 Incentive Stock Option Plan increasing the number of shares reserved for issuance under the plan by two million to a total of eight million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The table below states the income statement items for the three and six months ended January 1, 1995 and January 2, 1994 as a percentage of net sales and provides the percentage increase in absolute dollars of such items comparing the interim periods ended January 1, 1995 to the corresponding periods from the prior fiscal year:


                           Three Months Ended               Six Months Ended
                       ---------------------------    -------------------------
                                         Dollar                         Dollar
                     Jan. 1,  Jan. 2,   Increase    Jan. 1,  Jan. 2,   Increase
                       1995     1994   Percentage     1995     1994   Percentage
                     -------  -------  ----------   -------  -------  ----------

Net sales             100.0%   100.0%     29%        100.0%   100.0%     29%
Cost of sales          32.2     34.8      20          32.1     35.4      17
                     -------  -------               -------  -------

  Gross profit         67.8     65.2      34          67.9     64.6      36
                     -------  -------               -------  -------

Expenses:

  Research &
    development         9.1      9.4      25           9.3      9.3      28
  Selling, general
    & administrative   14.8     16.5      16          14.7     16.8      13
                     -------  -------               -------  -------

                       23.9     25.9      19          24.0     26.1      18
                     -------  -------               -------  -------

Operating income       43.9     39.3      45          43.9     38.5      47

Interest income         3.0      2.2      75           2.9      2.2      69
                     -------  -------               -------  -------

Income before income
  taxes                46.9%    41.5%     46          46.8%    40.7%     48
                     =======  =======               =======  =======

Effective tax rates    34.0%    34.3%                 34.1%    34.3%
                     =======  =======               =======  =======


         Net sales for both the second quarter and first six months of fiscal 1995 increased 29% over the corresponding periods of fiscal 1994. For both the second quarter and the first six months of fiscal 1995, net sales increased over comparable periods in the prior fiscal year primarily due to higher unit sales as the average selling price increased only slightly. Both domestic and international sales grew during the second quarter and first six months of fiscal 1995 as compared to the corresponding periods in the prior year. The percentage of sales growth was especially strong in the Japan and Asia/Pacific areas.

         Gross profit increased by $10.8 million and $21.4 million for the second quarter and the first six months of fiscal 1995, respectively, as compared with the same periods in the previous year. As a percentage of net sales, gross profit increased due primarily to the absorption of fixed costs over the increased sales volume and the cost savings from the Singapore test manufacturing operations, where the majority of incremental sales units have been tested. The start-up costs for the new facilities in Singapore and Malaysia had a minor adverse impact on gross margin for the second quarter and first six months of fiscal 1995 but this impact was more than offset by the cost savings mentioned above.

         Research and development expenses increased by $1.2 million and $2.5 million for the second quarter and first six months of fiscal 1995, respectively, as compared to the same periods in fiscal 1994. The spending increases are mostly related to the increased staffing of and compensation to design engineering professionals and increased mask sets expense. As a percentage of net sales, research and development expenses for the second quarter of fiscal 1995 declined as compared to the previous year due to support engineering staffing and compensation increasing at a slower rate than sales growth.

         Selling, general and administrative expenses were 14.8% and 14.7% of net sales for the second quarter and first six months of fiscal 1995, respectively, as compared to 16.5% and 16.8% of net sales for the corresponding periods in the previous fiscal year. As a percentage of net sales, selling, general and administrative costs continued to decline due to proportionally lower labor costs, commission expense and other expenses, partially offset by an increase in legal expense. Additionally, advertising and promotion expense remained approximately the same for the second quarter and first six months of fiscal 1995 as compared to the expense for the same periods in the prior fiscal year.

         Interest income was $1.9 million and $3.5 million for the second quarter and first six months of fiscal 1995, respectively, compared to $1.1 million and $2.1 million for the corresponding periods of fiscal 1994. The increases in interest income for both the second quarter and first six months resulted from higher investment balances and an increase in interest rates from the prior year.

         The effective tax rates for the second quarter and first six months of fiscal 1995 were 34.0% and 34.1% as compared to 34.3% for both the second quarter and first six months of fiscal 1994. The slight decline in the effective tax rate from the second quarter and first six months of fiscal 1994 to the rates for fiscal 1995 is due primarily to the increased tax benefits from foreign operations and a slight reduction in the state effective tax rate.

Factors Affecting Future Operating Results

         Past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, occasional shortages of materials, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability.

         Although the Company believes that it has the product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability can be significantly affected by the above and other factors. Additionally, the Company's common stock could be subject to significant price volatility should sales and/or earnings fail to meet expectations of the investment community.

Liquidity and Capital Resources

         At January 1, 1995, cash and short-term investments were $199.8 million and working capital was $213.0 million.

         During the first six months of fiscal 1995, the Company generated $39.3 million of cash from operating activities. In addition, the Company generated $6.5 million from proceeds of and tax benefits from common stock issued under employee stock option and purchase plans.

         The Company purchased $11.9 million of capital assets during the first six months of fiscal 1995, including approximately $9.1 million for plant construction and equipment for the Company's assembly facility in Penang, Malaysia. As of January 1, 1995, the Company has spent $10 million of an estimated $15 million for plant construction costs and equipment for the Penang facility.

         The Company plans to start construction of a wafer fabrication plant in Camas, Washington in the fourth quarter of fiscal 1995. Manufacturing production is scheduled to begin in late fiscal 1996. The initial investment in the plant and equipment is estimated at approximately $30 million, with the potential of growing to $85 million over a six-to-ten year period depending upon the Company's manufacturing capacity needs.

         The Company purchased and retired 160,000 shares of its common stock during the first six months of fiscal 1995 for $6.1 million. During the first six months of fiscal 1995, the Company paid its shareholders cash dividends which totaled $4.7 million. In January 1995, the Company's Board of Directors announced that a quarterly dividend of $0.07 per share will be paid during the third quarter of fiscal 1995. The payment of any future dividends will be based on quarterly financial performance.

         Historically, the Company has satisfied its liquidity needs through cash generated from operations, the placement of equity securities and the utilization of lease financing for capital equipment and facilities. Given its strong financial condition and performance, the Company's near-term plan is to primarily finance its capital needs internally.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

                  a)   Exhibits

                       None


                  b)   Reports on Form 8-K

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




















                                          LINEAR TECHNOLOGY CORPORATION


DATE:  February 10, 1995                  BY /s/  Paul Coghlan
                                             -----------------------------
                                             Paul Coghlan
                                             Vice President, Finance &
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)