Form 10-Q/A
LINEAR TECHNOLOGY CORP /CA/
filed 1995-03-30
CIK 791907

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

(MARK ONE)

/X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 1, 1995 OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      for the transaction period from                 to
                                      ---------------    -----------------

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


                              1630 MCCARTHY BLVD.
                        MILPITAS, CALIFORNIA 95035-7487
          ----------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 432-1900

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


   There were 36,500,556 shares of the Registrant's Common Stock issued and outstanding as of January 27, 1995.


==============================================================================

   The undersigned Registrant hereby amends the following Item, of its Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1995 as set forth below.


Item 6.   Exhibits and Reports on Form 8-K

                  a)   Exhibits

                       27.1 -- Financial Data Schedule


                  b)   Reports on Form 8-K

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




















                                          LINEAR TECHNOLOGY CORPORATION


DATE:  March 29, 1995                     BY /s/  Paul Coghlan
                                             -----------------------------
                                             Paul Coghlan
                                             Vice President, Finance &
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)