Form 10-Q
period 1995-04-02
LINEAR TECHNOLOGY CORP /CA/
filed 1995-05-16
CIK 791907

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

 X        QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
- ---       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1995 OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
- ---       OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-14864


                         LINEAR TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              CALIFORNIA                                94-2778785
    ----------------------------                 -------------------------
    (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
          OF INCORPORATION)                         IDENTIFICATION NO.)

                              1630 MCCARTHY BLVD.
                        MILPITAS, CALIFORNIA 95035-7487
                                 (408) 432-1900
     ----------------------------------------------------------------------
     (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---       ---


     There were 36,687,021 shares of the Registrant's Common Stock issued and outstanding as of April 28, 1995.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                    THREE AND NINE MONTHS ENDED APRIL 2, 1995



                                      INDEX

                                                                           Page
                                                                           ----
Part I:  Financial Information

         Item 1.  Financial Statements

                      Consolidated Statement of Income for the              2
                      three and nine months ended April 2, 1995
                      and April 3, 1994

                      Consolidated Balance Sheet at April 2, 1995           3-4
                      and July 3, 1994

                      Consolidated Statement of Cash Flows for the          5-6
                      nine months ended April 2, 1995 and
                      April 3, 1994

                      Notes to consolidated financial statements            7

         Item 2.  Management's discussion and analysis of                   8-10
                  financial condition and results of operations


Part II:  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                          11

Signatures                                                                  12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          LINEAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                    Three Months Ended       Nine Months Ended
                                   ---------------------   ---------------------

                                   April 2,     April 3,    April 2,   April 3,
                                     1995         1994       1995        1994
                                   ---------   ---------   ---------   ---------

Net sales ......................   $  68,135   $  51,667   $ 188,320   $ 144,734

Cost of sales ..................      21,152      16,832      59,765      49,740
                                   ---------   ---------   ---------   ---------

  Gross profit .................      46,983      34,835     128,555      94,994
                                   ---------   ---------   ---------   ---------

Expenses:

  Research & development .......       6,281       4,671      17,403      13,334

  Selling, general and
  administrative ...............       9,907       8,178      27,560      23,835
                                   ---------   ---------   ---------   ---------

                                      16,188      12,849      44,963      37,169
                                   ---------   ---------   ---------   ---------

Operating income ...............      30,795      21,986      83,592      57,825

Interest income ................       2,243       1,175       5,741       3,246
                                   ---------   ---------   ---------   ---------

Income before income
  taxes ........................      33,038      23,161      89,333      61,071

Provision for income
  taxes ........................      11,233       7,944      30,454      20,947
                                   ---------   ---------   ---------   ---------

Net income .....................   $  21,805   $  15,217   $  58,879   $  40,124
                                   =========   =========   =========   =========

Net income per share ...........   $    0.57   $    0.40   $    1.55   $    1.07
                                   =========   =========   =========   =========

Shares used in the
  calculation of net
  income per share .............      38,255      37,841      38,051      37,576
                                   =========   =========   =========   =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                 (In thousands)


                                                        April 2,      July 3,
                                                          1995          1994
                                                        ---------     ---------
                                                       (unaudited)


Current assets:

  Cash and cash equivalents ........................    $  64,681     $  39,950
  Short-term investments ...........................      156,600       136,851
  Accounts receivable, net of allowance for
    doubtful accounts of $595 ($550 at July 3,
    1994) ..........................................       31,100        26,517
  Inventories:
    Raw materials ..................................        1,209         1,315
    Work in process ................................        5,059         6,233
    Finished goods .................................        2,513         2,468
                                                        ---------     ---------

      Total inventories ............................        8,781        10,016

 Deferred tax assets ...............................       17,816        14,691
 Prepaid expenses and other current assets .........        3,795         3,101
                                                        ---------     ---------

      Total current assets .........................      282,773       231,126
                                                        ---------     ---------

Property, plant and equipment, at cost:
  Land, building and improvements ..................       25,450        21,530
  Manufacturing and test equipment .................       60,930        50,532
  Office furniture and equipment ...................        2,243         1,952
                                                        ---------     ---------

                                                           88,623        74,014
  Less accumulated depreciation and
    amortization ...................................      (40,975)      (36,741)
                                                        ---------     ---------

  Net property, plant and equipment ................       47,648        37,273
                                                        ---------     ---------

                                                        $ 330,421     $ 268,399
                                                        =========     =========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                       LIABILITIES & SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)



                                                         April 2,       July 3,
                                                           1995          1994
                                                         ---------     ---------
                                                      (unaudited)


Current liabilities:

  Accounts payable .................................     $   5,477     $   5,255
  Accrued payroll and related benefits .............        10,074        11,202
  Deferred income on shipments to distributors .....        16,955        12,165
  Income taxes payable .............................         7,899         8,027
  Other accrued liabilities ........................         6,595         6,272
                                                         ---------     ---------

    Total current liabilities ......................        47,000        42,921

Deferred tax liabilities ...........................         2,803         2,003

Shareholders' equity:

  Common stock, no par value,
    60,000,000 shares authorized;
    36,644,181 shares issued
    and outstanding at April 2,
    1995 (36,308,413 shares
    at July 3, 1994) ...............................        96,275        84,979
  Retained earnings ................................       184,343       138,496
                                                         ---------     ---------

    Total shareholders' equity .....................       280,618       223,475
                                                         ---------     ---------

                                                         $ 330,421     $ 268,399
                                                         =========     =========






                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                         ----------------------
                                                          April 2,     April 3,
                                                            1995         1994
                                                         ---------    ---------

Cash flow from operating activities:
  Net income .........................................   $  58,879    $  40,124
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization ....................       5,708        4,650
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable .....      (4,583)      (4,650)
      Decrease (increase) in inventories .............       1,235       (1,263)
      Decrease (increase) in deferred tax assets,
        prepaid expenses and other current assets ....      (3,819)        (771)
      Increase (decrease) in accounts payable,
        accrued payroll, income taxes payable and
        other accrued liabilities ....................        (711)         282
      Increase (decrease) in deferred income .........       4,790        3,335
      Increase (decrease) in deferred tax
        liabilities ..................................         800         (384)
                                                         ---------    ---------
    Cash provided by operating activities ............      62,299       41,323
                                                         ---------    ---------

Cash flow from investing activities:
  Purchases of short-term investments ................     (91,113)     (97,614)
  Proceeds from sales and maturities of
    short-term investments ...........................      71,364       62,515
  Purchase of property, plant and equipment ..........     (16,083)     (12,734)
                                                         ---------    ---------
    Cash used in investing activities ................     (35,832)     (47,833)
                                                         ---------    ---------

Cash flow from financing activities:
  Issuance of common stock under employee
    stock plans ......................................       5,645        4,351
  Tax benefit from stock option transactions .........       6,025        5,500
  Purchase of common stock ...........................      (6,139)        (526)
  Payment of cash dividends ..........................      (7,267)      (6,094)
                                                         ---------    ---------
    Cash provided by (used in) financing
      activities .....................................      (1,736)       3,231
                                                         ---------    ---------

Increase (decrease) in cash and cash equivalents .....      24,731       (3,279)

Cash and cash equivalents,
  beginning of period ................................      39,950       24,881
                                                         ---------    ---------

Cash and cash equivalents,
  end of period ......................................   $  64,681    $  21,602
                                                         =========    =========



                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)




                                                           Nine Months Ended
                                                       -------------------------
                                                       April 2,         April 3,
                                                         1995             1994
                                                       --------         --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for income taxes ........   $26,882         $16,987











                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and nine months ended April 2, 1995 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 3, 1994, included in the Company's Annual Report to Shareholders.

2. The Company operates on a 52/53 week year ending on the Sunday nearest June 30. Fiscal year 1995 will have 52 weeks, while fiscal year 1994 had 53 weeks, with 14 weeks during the quarter ended January 2, 1994.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three and nine months ended April 2, 1995 and April 3, 1994 as a percentage of net sales and provides the percentage increase in absolute dollars of such items comparing the interim periods ended April 2, 1995 to the corresponding periods from the prior fiscal year:

                           Three Months Ended              Nine Months Ended
                       ----------------------------   -------------------------
                                            Dollar                      Dollar
                        Apr. 2,  Apr. 3,   Increase   Apr. 2, Apr. 3,  Increase
                         1995     1994    Percentage   1995    1994   Percentage
                       -------  -------   ----------  ------- ------- ----------

Net sales ...............100.0%   100.0%    32%        100.0%   100.0%    30%
Cost of sales ............31.0     32.6     26          31.7     34.4     20
                         -----    -----                 -----    -----

  Gross profit ...........69.0     67.4     35          68.3     65.6     35
                         -----    -----                -----    -----

Expenses:

  Research & development . 9.2      9.0     34           9.3      9.2     31
  Selling, general &
  administrative .........14.6     15.8     21          14.6     16.5     16
                          -----    -----               -----    -----

                          23.8     24.8     26          23.9     25.7     21
                          -----    -----               -----    -----

Operating income .........45.2     42.6     40          44.4     39.9     45

Interest income, net ..... 3.3      2.2     91           3.0      2.3     77
                          -----    -----                -----    -----

Income before income
 taxes ...................48.5%    44.8%    43          47.4%    42.2%    46
                          =====    =====                =====    =====

Effective tax rates ......34.0%    34.3%                34.1%    34.3%
                          =====    =====                =====    =====


         Net sales for the third quarter and first nine months of fiscal 1995 increased 32% and 30%, respectively, over the corresponding periods of fiscal 1994. For both the third quarter and the first nine months of fiscal 1995, net sales increased over comparable periods in the prior fiscal year due to higher unit sales, as the average selling price increased only slightly. Each of the Company's major geographic markets showed increases in net sales for the third quarter and first nine months of fiscal 1995 as compared to the corresponding periods in the prior fiscal year. In absolute dollars, sales grew the most in the United States, whereas, as a percentage of total sales, sales grew the most in the Japan and Asia/Pacific areas.

         Gross profit increased by $12.1 million and $33.6 million for the third quarter and nine months periods, respectively, as compared with the previous year. As a percentage of net sales, gross profit increased due primarily to the absorption of fixed costs over the increased sales volume and the cost savings from the Company's Singapore test manufacturing operations, where the majority of incremental sales units have been tested. Start-up costs for the Company's new facilities in Singapore and Malaysia had a minor adverse impact on gross margin for the third quarter and first nine months of fiscal 1995, but this impact was more than offset by the cost savings mentioned above.

         Research and development expenses increased by $1.6 million and $4.1 million for the third quarter and first nine months of fiscal 1995, respectively, as compared to the same periods in fiscal 1994 due primarily to increased staffing of and compensation paid to design engineering professionals and increased mask sets and prototype wafer expenses.

         Selling, general and administrative expenses were 14.6% of net sales for both the third quarter and first nine months of fiscal 1995 as compared to 15.8% and 16.5% for the third quarter and first nine months of fiscal 1994, respectively. For the third quarter of fiscal 1995, selling, general and administrative expenses as a percentage of net sales declined as compared to the percentage for the third quarter of fiscal 1994 due primarily to proportionally lower labor costs, as the rate of increase in selling, general and administrative staff was lower than the rate of sales growth. Partially offsetting the proportional decline in labor costs were proportional increases in advertising and promotion expense and legal expense as a percentage of net sales.

         For the first nine months of fiscal 1995, selling, general and administrative expense as a percentage of net sales declined as compared to the percentage for the same period in the prior fiscal year due to proportionally lower labor costs, advertising and promotion expense, and external commission expense offset somewhat by proportionally higher legal expense.

         Interest income was $2.2 million and $5.7 million for the third quarter and first nine months of fiscal 1995, respectively, compared to $1.2 million and $3.2 million for the corresponding periods of fiscal 1994. The increase in interest income for both the third quarter and first nine months resulted from higher investment balances and an increase in interest rates from the prior year.

         The effective tax rates for the third quarter and first nine months of fiscal 1995 were 34.0% and 34.1%, respectively, as compared to 34.3% for both the third quarter and first nine months of fiscal 1994. The slight declines in the effective tax rates from the third quarter and first nine months of fiscal 1994 to the rates for fiscal 1995 are due primarily to the increased tax benefits from foreign operations and a slight reduction in the state effective tax rate.

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

Liquidity and Capital Resources

         At April 2, 1995, cash and short-term investments were $221.3 million and working capital was $235.8 million.

         During the first nine months of fiscal 1995, the Company generated $62.3 million of cash from operating activities. In addition, the Company generated $11.7 million from proceeds and tax benefits from common stock issued under employee stock option and purchase plans.

         The Company purchased $16.1 million of capital assets during the first nine months of fiscal 1995, including approximately $11.3 million for plant construction and equipment for the Company's assembly facility in Penang, Malaysia.

         The Company plans to start construction of a wafer fabrication plant in Camas, Washington in the fourth quarter of fiscal 1995. Manufacturing production is scheduled to begin in late fiscal 1996. The initial investment in the plant and equipment is estimated at approximately $35 to $40 million, with the potential of growing to $85 to $100 million over a six-to-ten year period depending upon the Company's manufacturing capacity needs.

         The Company purchased and retired 160,000 shares of its common stock during the first nine months of fiscal 1995 for $6.1 million. During the first nine months of fiscal 1995, the Company paid its shareholders cash dividends which totaled $7.3 million. In April 1995, the Company's board of directors announced that the quarterly cash dividend will be $0.07 per share for the dividend to be paid during the fourth quarter of fiscal 1995. Future dividends will be based on quarterly financial performance.

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

                       27.1 - Financial Date Schedule


                  b)   Reports on Form 8-K

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

















                                          LINEAR TECHNOLOGY CORPORATION


DATE:  May 15, 1995                       BY /s/Paul Coghlan
                                             ----------------------------------
                                             Paul Coghlan
                                             Vice President, Finance &
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)