Form 10-K405
period 1995-07-02
LINEAR TECHNOLOGY CORP /CA/
filed 1995-09-29
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL  REPORT  PURSUANT TO SECTION  13  OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    [FEE REQUIRED]
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    [NO FEE REQUIRED]

FOR THE FISCAL YEAR ENDED JULY 2, 1995              COMMISSION FILE NO. 0-14864

                          LINEAR TECHNOLOGY CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                CALIFORNIA                                    94-2778785
      (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

        1630 MCCARTHY BOULEVARD
         MILPITAS, CALIFORNIA                                 95035-7417
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 432-1900

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes     X            No
                           ----------          ----------
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,666,155,900 as of September 11, 1995, based upon the closing sale price on the Nasdaq National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 73,775,292 shares of the Registrant's common stock issued and outstanding as of September 11, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE:

(1)Items 1 and 2 of Part I, Items 5, 6, 7 and 8 of Part II, and Item 14(a) 1. of Part IV incorporate information by reference from Exhibit 13.1 to this Form 10-K which contains certain information included in Registrant's Annual Report to Shareholders for the fiscal year ended July 2, 1995.

(2)Items 10, 11 and 12 of Part III incorporate information by reference from the definitive proxy statement (the "1995 Proxy Statement") for the Annual Meeting of Shareholders to be held on November 8, 1995.

                                     PART I

Item 1.     Business

General

         Linear Technology Corporation (together with its consolidated subsidiaries, "Linear Technology" or the "Company") designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, notebook and desk top computers, video/multimedia, computer peripherals, cellular telephones, industrial, automotive and process controls, network and factory automation products and satellites. The Company was organized and incorporated in 1981 by a management team with significant experience in the design, manufacture and marketing of linear circuits. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

The linear circuit industry

         Semiconductor components are the electronic building blocks used in electronic systems and equipment. These components are classified as either discrete devices (such as individual transistors) or integrated circuits (in which a number of transistors and other elements are combined to form a more complicated electronic circuit). Integrated circuits ("ICs") may be divided into two general categories, digital and linear (or analog). Digital circuits, such as memory devices and microprocessors, generally process on-off electrical signals, represented by binary digits, "1" and "0." In contrast, linear circuits monitor, condition, amplify or transform continuous analog signals associated with physical properties, such as temperature, pressure, weight, light, sound or speed, and play an important role in bridging between real world phenomena and a variety of electronic systems. Linear circuits also provide voltage regulation and power control to electronic systems, especially in hand-held battery powered systems.

         According to World Semiconductor Trade Statistics, worldwide monolithic linear integrated circuit sales, estimated to be approximately $13.6 billion in 1994, represent approximately 15% of the total integrated circuit market. Linear Technology competes primarily in the non-consumer segment of the linear IC market, which was approximately 63% of the total monolithic linear IC market for 1994.

         The Company believes that several factors generally distinguish the linear integrated circuit business from the digital circuit business, including:

                  Importance of Individual Design Contribution. The Company believes that the creativity of individual design engineers is of particular importance in the linear circuit industry. The design of a linear integrated circuit generally involves a greater variety and less repetition of circuit elements than digital design. In addition, the interaction of linear circuit elements is complex, and the exact placement of these elements in the circuit is critical to the circuit's precision and performance. Computer-aided engineering and design tools for linear circuits are not as accurate in modeling circuits as those tools used for designing digital circuits. As a result, the contributions of a relatively small number of individual design engineers are generally of greater importance in the design of linear circuits than in the design of digital circuits.

                  Smaller Capital Requirements. Digital circuit design attempts to minimize device size and maximize speed by increasing circuit densities. The process technology necessary for increased density requires very expensive wafer fabrication equipment. In contrast, linear circuit design focuses on precise matching and placement of circuit elements, and linear circuits often require large feature sizes to achieve precision and high voltage operation. Accordingly, the linear circuit manufacturing process generally requires smaller initial capital expenditures, particularly for photomasking equipment and clean room facilities, and less frequent replacement of manufacturing equipment because the equipment has, to date, been less vulnerable to technological obsolescence.

                  Market Diversity; Relative Pricing Stability. Because of the varied applications for linear circuits, manufacturers typically offer a greater variety of device types to a more diverse group of customers, who typically have smaller volume requirements per device. As a result, linear circuit manufacturers are often less dependent upon particular products or customers, linear circuit markets are generally more fragmented, and competition within those markets tends to be more diffused. The Company believes that competition in the linear circuit market is particularly dependent upon performance, functional value, quality, reliability and service. As a result, linear circuit pricing has generally been more stable than most digital circuit pricing.

                  Less Japanese Competition. To date, Japanese firms have concentrated their efforts on the high volume digital and consumer linear markets, as opposed to the high performance end of the linear circuit market served by the Company.

                  The  Semiconductor  Industry.  The  semiconductor  industry is characterized by rapid technological change, price erosion, cyclical market patterns, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies, and significant expenditures for capital equipment and product development.
         Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability. Although the Company believes that the high performance segment of the linear circuit market is generally less affected by price erosion, cyclical market patterns and significant expenditures for capital equipment and product development than other semiconductor market sectors, future operating results may reflect substantial period to period fluctuations due to these or other factors.

         Although the Company believes that it has the product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability can be significantly affected by the above and other factors. Additionally, the Company's common stock could be subject to significant price volatility should sales and/or earnings fail to meet the expectations of the investment community.

Products and markets

         Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the linear circuit market. "High performance" is characterized by higher precision, both high power or micropower, higher speed, more subsystem integration on a single chip and many other special features. The Company initially identified industry standard, high performance products and then designed and manufactured both its own version of these older established products, commonly referred to as second source products, and enhanced versions of these products. For the past several years, however, the Company has been focusing virtually all of its design efforts on proprietary products which are original designs by the Company offering unique characteristics differentiating them from those offered by competitors. For fiscal 1995, sales of proprietary products were approximately 92% of the Company's net sales.

         Although the types and mix of linear products vary by application, the principal product categories are as follows:

         Amplifiers - These circuits amplify the voltage or output current of a device. The amplification represents the ratio of the output voltage or current to the input voltage or current. The most widely used device is the operational amplifier due to its versatility and precision.

         High Speed Amplifiers - These amplifiers are used to amplify signals above 5MHz for applications such as video, fast data acquisition and data communication.

         Voltage Regulators - Voltage regulators control the voltage of a device or circuit at a specified level. This category of product consists primarily of two types, the linear regulator and the switch mode regulator. Switch mode regulators are also used to convert voltage up or down within an electronic system for power management.

         Voltage References - These circuits serve as electronic benchmarks providing a constant voltage for system usage. Precision references have a constant output independent of input, temperature changes or time.

         Interface - Interface circuits act as an intermediary to transfer signals between or within electronic systems. These circuits are used in computers, modems, instruments and remote data acquisition systems.

         Data Converters - These circuits change linear (analog) signals into digital signals, or vice versa, and are often referred to as data acquisition subsystems, A/D converters and D/A converters. The accuracy and speed with which the analog signal is converted to its digital counterpart is considered a key characteristic for these devices.

         Other - Other linear circuits include buffers, comparators, sample-and-hold devices, and switched capacitor filters, which are used to limit and/or manipulate signals in such applications as cellular telephones, base stations, navigation system instrumentation and detection circuitry.

         Linear circuits are used in various applications including: telecommunications, notebook and desk top computers, video/multimedia, computer peripherals, cellular telephones, industrial, automotive and process controls, network and factory automation products and satellites. The Company focuses its product development and marketing efforts on non-consumer applications where the Company believes it can position itself competitively with respect to product performance and functional value.

         The following table sets forth, with respect to each of the market areas served by the Company, examples of specific end applications of the Company's products.

       Market       End Applications/Products  Example Product Families
       ------       -------------------------  ------------------------
                                          ---
Industrial Process   Flow or rate metering  |
  Control            Position/pressure/     |
                       temperature sensing  |
                       and control          |
                     Robotics               |
                     Energy Management      |
                     Process control        |
                       data communication   |  Data acquisition products
                     Network and factory    |  High performance operational
                       automation           |    amplifiers
                                            |  Interface (RS 485/232) products
Instrumentation/     Curve tracers          |  Instrumentation amplifiers
  Measurement        Logic analyzers        |  Linear voltage regulators
                     EKG, CAT scanners      |- Line drivers
                     Multimeters            |  Line receivers
                     Network analyzers      |  Precision comparators
                     Oscilloscopes          |  Precision voltage references
                     Scales                 |  Switched capacitor filters
                     Test equipment         |  Switching voltage regulators
                     Voltmeters             |  Voltage references
                                            |
Military/Space       Communications         |
                     Displays               |
                     Firing control         |
                     Ground support         |
                         equipment          |
                     Guidance control       |
                     Radar systems          |
                     Sonar systems          |
                     Surveillance equipment |
                     Satellites             |
                                          ---
                                          ---
Computer/Data        Communications/        |  Battery charging
  Processing           interface modems     |  DC - DC converters
                     Disk drives            |  Data acquisition products
                     Notebook computers     |  Linear voltage regulators
                     Desk top computers     |  Line drivers
                     Monitors               |- Line receivers
                     Plotters               |  Micropower products
                     Printers               |  Precision operational amplifiers
                     Power supplies         |  Precision voltage references
                     Personal digital       |  Switched capacitor filters
                       assistance systems   |  Switching voltage regulators
                     Battery chargers       |  PCMCIA power switching
                     Video/multimedia       |  Power management
                                          ---
Telecommunications                        ---
and Other            Cellular phones        |  DC - DC converters
  (Automotive,       Pagers                 |  High-speed amplifiers
  Audio)             Engine/transmission    |  Line drivers
                       control              |  Line receivers
                     Modems/fax machines    |  Low noise operational amplifiers
                     PBX                    |- Micropower products
                     Security systems       |  Power management
                     Global positioning     |  Switched capacitor filters
                       systems              |  Voltage references
                     T1 telecommunication   |  Voltage regulators
                     High bit rate digital  |  Data acquisition products
                       subscriber loop      |  V.35 transceiver
                     Channel service unit/  |
                       data service unit    |
                                          ---

Marketing and customers

         The Company markets its products worldwide, primarily through a network of independent sales representatives and electronics distributors, to a broad range of customers in diverse industries. In certain limited geographical markets the Company has direct sales staff. The Company sells to over 9,000 Original Equipment Manufacturer (OEM) customers, many of which purchase on an individual purchase order basis, rather than pursuant to long-term agreements. In fiscal 1995, sales to two of the Company's domestic distributors represented 13% and 10% of net sales for the fiscal year. In fiscal 1994, one domestic distributor accounted for 12% of net sales. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of net sales for fiscal 1995, 1994 or 1993.

         The Company has agreements with 21 independent sales representatives in the United States and 2 in Canada. Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 6 independent distributors in the United States, 2 in Canada, 18 in Europe, 3 in Japan, 2 each in Korea and Taiwan, and 1 each in Singapore, South Africa, Israel and Australia. The Company's distributors purchase the Company's products for resale to customers. Additionally, domestic distributors often sell competitors' products. Under certain agreements, the Company's distributors are entitled to price rebates on inventory if the Company lowers the prices of its products. The agreements also generally permit distributors to exchange up to 5% of purchases semi-annually. See Note 1 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit
13.1 of this Form 10-K which contains certain information included in the Company's 1995 Annual Report to Shareholders.

         The Company's sales organization is divided into domestic and international regions, with sales managers based at the Company's headquarters and in the metropolitan areas of Boston, Philadelphia, Raleigh, Chicago, Dallas, Los Angeles, Irvine, London, Dusseldorf, Munich, Stuttgart, Paris, Singapore, Tokyo, Taipei and Seoul. The Company's products typically require a sophisticated technical sales effort.

         During fiscal 1995, 1994, and 1993, export sales were primarily to Europe and Asia and represented approximately 49%, 45% and 40% of net sales, respectively. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. A strengthening of the dollar in relation to other currencies may, however, create pricing pressure. Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.

         The Company's backlog of released and firm orders was approximately $93.3 million at July 2, 1995, as compared with $45.7 million at July 3, 1994. In addition to its backlog, the Company had $15.6 million of product sold to and held by domestic distributors at July 2, 1995 as compared to $12.5 million at July 3, 1994. Shipments to domestic distributors are not recognized as sales until the distributor has sold the products to its customers. The Company expects to ship virtually all of its backlog as of July 2, 1995 prior to June 30, 1996. The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment. Although the Company receives volume purchase orders, most such purchase orders are cancelable by the customer without significant penalty. Lead time for the release of purchase orders depends upon the scheduling practices of the individual customer, so the rate of booking new orders varies from month to month. In addition, the Company's agreements with certain distributors provide for limited price protection. Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

         In the operating history of the Company, seasonality of business has not been a material factor, although the results of operations for the first fiscal quarter of each year are impacted slightly by customary summer holidays, particularly in Europe.

         The Company warrants that its products, until they are incorporated in other products, are free from defects in workmanship and materials and conform to the Company's published specifications. Warranty expense has been nominal to date.

Manufacturing

         The Company's wafer fabrication and manufacturing facility located at its headquarters in Milpitas, California, was built to Company specifications to support a number of sophisticated process technologies and to satisfy rigorous quality assurance and reliability requirements of United States military specifications and major worldwide OEM customers. The Company currently uses four-inch diameter wafers in the production of its devices. The Company's basic process technologies include high speed bipolar, high gain, low noise bipolar and silicon gate complementary metal-oxide semiconductor ("CMOS") processes. The Company has also a proprietary complementary bipolar process. The Company's bipolar processes are used in linear circuits where high voltages, high power, low noise or effective component matching is necessary. The Company's proprietary silicon gate CMOS processes provide switch characteristics required for many linear circuit functions, as well as an efficient mechanism for combining linear and digital circuits on the same chip. The Company's CMOS processes were developed to address the specific requirements of linear circuit functions. The complementary bipolar process was developed to address higher speed analog functions. The Company's basic processes can be combined with a number of adjunct processes to create a diversity of IC components. The accompanying chart provides a brief overview of the Company's IC process capabilities:

|------------------------------------------------------------------------------+
|                             PROCESS CAPABILITIES
|------------------------------------------------------------------------------+
|                                                                              |
|  Process Families        Benefit/Market Advantage       Product Application  |
|  ----------------        ------------------------       -------------------- |
|  P-Well SiGate CMOS      General purpose, stability     Switches, filters,   |
|                                                         data conversion,     |
|                                                         chopper amplifiers   |
|                                                                              |
|  N-Well SiGate CMOS      Speed, density, stability      Switches, data       |
|                                                         conversion           |
|                                                                              |
|  BICMOS                  Speed, density, stability,     Data conversion      |
|                          flexibility                                         |
|                                                                              |
|  High Power Bipolar      Power (100 watts), high        Linear and smart     |
|                          current (10 amps)              power products,      |
|                                                         switching regulators |
|                                                                              |
|  Low Noise Bipolar       Precision, low current,        Op amps, voltage     |
|                          low noise, high gain           references           |
|                                                                              |
|  High Speed Bipolar      Fast, wideband, video          Op amps, video,      |
|                          high data rate                 comparators,         |
|                                                         switching regulators |
|                                                                              |
|  JFETS                   Speed, precision, low          Op amps, switches    |
|                          current                        sample and hold      |
|                                                                              |
|  Rad-Hard                Total dose radiation           All space products   |
|                          hardened                                            |
|                                                                              |
|  Complementary Bipolar   Speed, low distortion,         Op amps, video amps, |
|                          precision                      converters           |
|                                                                              |
|  CMOS/Thin Films         Stability, precision           Filters, data        |
|                                                         conversion           |
|                                                                              |
|  High Voltage CMOS       High voltage general-purpose,  Switches, chopper    |
|                          compatible with Bipolar        amplifiers           |
|                                                                              |
|  Bipolar/Thin Films      Precision, stability,          Converters,          |
|                          matching                       amplifiers           |
-------------------------------------------------------------------------------+

         The Company emphasizes quality and reliability from initial product design through manufacturing, packaging and testing. The Company's design team focuses on fault tolerant design and optimum location of circuit elements to enhance reliability. Linear Technology's wafer fabrication facility has been designed to minimize wafer handling and the impact of operator error through the use of microprocessor-controlled equipment. In 1984, the Company obtained Defense Electronics Supply Center (DESC) qualification to participate in high reliability JAN38510 (class B) military business. In 1987, the Company received Jan Class S Microcircuit Certification which enables the Company to manufacture products intended for use in space or for critical applications where replacement is extremely difficult or impossible and where reliability is imperative. The Company has been recertified by a joint team from DESC, Naval Weapons Support Center (NWSC), National Aeronautics and Space Administration (NASA), and the space division of the United States Air Force (USAF).

         In 1993, the Company was certified to comply with the ISO9001 international quality standard. This certification covers the Company's design, manufacturing and service organizations and is an important standard especially in the European marketplace.

         During fiscal 1995, the Company commenced construction of a six-inch wafer fabrication facility in Camas, Washington. Manufacturing production there is scheduled to begin in calendar 1996.

         Processed wafers are sent to either the Company's assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in October 1994 and services approximately 50% of the Company's assembly requirements for plastic packages. Significant assembly subcontractors used by the Company are Carsem(M) Sdn and Unisem(M) Sdn in Malaysia, ASAT in Hong Kong, Anam Industrial Co., Team Pacific and Pacific Semiconductor in the Philippines, and Chinteik in Bangkok. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

         Following processing at these locations, the Company's products are returned to Milpitas or the Company's facility in Singapore for final testing, inspection and packaging as required.

         Linear Technology from time to time has experienced competition from other manufacturers seeking assembly of circuits by independent contractors. The Company currently believes that alternative foreign assembly sources could be obtained without significant interruption. Foreign assembly is subject to risks normally associated with foreign-owned operations, including changes in local governmental policies, currency fluctuations, transportation delays and the imposition of export controls or increased import tariffs.

         From time to time certain materials, including silicon wafers and plastic molding compounds, have been in short supply. To date the Company has experienced no delays in obtaining raw materials, which would have adversely affected production. As is typical in the industry, the Company must allow for significant lead times in delivery of its materials.

         Manufacturing of individual products, from wafer fabrication through final testing, may take from ten to sixteen weeks. Since the Company sells a wide variety of device types, and customers typically expect delivery of products within a short period of time following order, the Company maintains a substantial work-in-process and finished goods inventory.

         Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal 1996.

Patents, licenses and trademarks

         The Company has been awarded 60 United States patents, and has filed 33 additional patent applications. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

         In August 1994, Analog Devices, Inc. filed suit against the Company alleging infringement of three patents in the complementary bipolar area. Although the outcome of any litigation is uncertain, the Company believes that resolution of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

         As is common in the semiconductor industry, the Company has at times been notified of claims that it may be infringing patents issued to others. If it appears necessary or desirable, the Company may seek licenses under such patents, although there can be no assurance that all necessary licenses can be obtained by the Company on acceptable terms.

         In addition, from time to time the Company may negotiate with other companies to license patents, products or process technology for use in its business.

Government sales

         The Company currently has no material U.S. Government contracts.

Competition

         Linear Technology competes in the high performance segment of the linear market. Competition among manufacturers of linear integrated circuits is intense, and many of the Company's competitors, including Analog Devices, Inc., Motorola, Inc., National Semiconductor Corporation and Texas Instruments, Inc., may have significantly greater financial, technical, manufacturing and marketing resources than the Company. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. The Company believes it competes favorably with respect to these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

Research and development

         The Company's ability to compete depends in part upon its continued introduction of technologically innovative products on a timely basis. Linear Technology's product development strategy emphasizes a broad line of standard products to address a diversity of customer applications. The Company's research and development efforts are directed primarily at designing and introducing new products and, to a lesser extent, developing new processes and advanced packaging.

         As of July 2, 1995, the Company had 102 employees engaged in new product design at its Milpitas facility. In addition, at fiscal year end, the Company had 14 employees at its Singapore design center and 10 employees at its Boston design center.

         For  the  fiscal  years  1995,   1994,  and  1993,  the  Company  spent
approximately  $23,931,000,  $18,394,000,  and  $14,773,000,   respectively,  on
research and development.

Environmental regulation

         Federal, state and local regulations impose various environmental controls on the storage, use, discharge and disposal of certain chemicals and gases used in semiconductor processing. The Company's facilities have been designed to comply with these regulations, and the Company believes that its activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of electronics manufacturing operations. While the Company to date has not experienced any materially adverse business effects from environmental regulations, there can be no assurance that changes in such regulations will not require the Company to acquire costly remediation equipment or to incur substantial expenses to comply with such regulations. Any failure by semiconductor companies, including the Company, to control the storage, use or disposal of, or adequately restrict the discharge of hazardous substances could also subject them to significant liabilities.

Employees

         As of July 2, 1995, the Company had 1,350 employees, including 127 in marketing and sales, 270 in research, development and engineering related functions, 898 in manufacturing and production, and 55 in management, administration and finance. The Company's success depends upon a number of key employees, the loss of whom could adversely impact the Company. The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. In the San Jose/Silicon Valley area, where the Company's principal facilities are located, competition for such employees is intense.

         The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

         The executive officers of the Company, and their ages as of July 2, 1995, are as follows:

          Name             Age                 Position
          ----             ---                 --------

Robert H. Swanson, Jr.......56   President, Director and Chief Executive Officer
Paul Chantalat..............45   Vice President Quality and Reliability
Paul Coghlan................50   Vice President of Finance and Chief Financial
                                 Officer
Timothy D. Cox..............47   Vice President of North American Sales
Clive B. Davies.............52   Vice President and Chief Operating Officer
Robert C. Dobkin............51   Vice President of Engineering
Sean T. Hurley..............57   Vice President of Operations
Thomas D. Recine............57   Vice President of Marketing
Hans J. Zapf................55   Vice President of International Sales
Arthur F. Schneiderman......53   Secretary


         Mr. Swanson, a founder of the Company, has served as President, Chief Executive Officer and a director of the Company since its incorporation in September 1981. From August 1968 to July 1981, he was employed in various positions at National Semiconductor Corporation ("National"), a manufacturer of integrated circuits, including Vice President and General Manager of the Linear Integrated Circuit Operation and Managing Director in Europe. Mr. Swanson has a BS degree in Industrial Engineering from Northeastern University.

         Mr. Chantalat has served as Vice President of Quality and Reliability since July 1991. From January 1989 to July 1991, he held the position of Director of Quality and Reliability. From July 1983 to January 1989 he held the position of Manager of Quality and Reliability. From February 1976 to July 1983, he was employed in various positions at National, where his most recent position was Group Manager of Manufacturing Quality Engineering. Mr. Chantalat received a BS and an MS in Electrical Engineering from Stanford University in 1970 and 1972, respectively.

         Mr. Coghlan has served as Vice President of Finance and Chief Financial Officer of the Company since December 1986. From October 1981 until joining the Company, he was employed in various positions at GenRad, Inc., a manufacturer of automated test equipment, including Corporate Controller, Vice President of Corporate Quality and most recently Vice President and General Manager of the Structural Test Products Division. Before joining GenRad, Inc., Mr. Coghlan was associated with Price Waterhouse & Company in the United States and Paris, France for twelve years. Mr. Coghlan received a BA from Boston College in 1966 and an MBA from Babson College in 1968.

         Mr. Cox was appointed Vice President of North American Sales in July 1991. From February 1991 to July 1991 he held the position of Director of National Sales. From January 1990 to February 1991, and February 1983 to October 1987 he was employed at National where his most recent position was Director of Northwestern Sales. From October 1987 to June 1989, he was Vice President of Sales for Micro Linear. Prior to 1983, Mr. Cox was employed for seven years as Vice President & Principal of Micro Sales Inc. Mr. Cox received a BSEE in 1970 from Valparaiso Technical Institute, Valparaiso, Indiana.

         Dr. Davies has served as Vice President and Chief Operating Officer since January 1989. From July 1982 to January 1989, Dr. Davies held the position of Vice President of Quality, Reliability and Customer Service. From April 1971 to July 1982, he was employed in various positions at National, including Group Director for Advanced Technology, Group Managing Director of the Singapore and Hong Kong Manufacturing Operations and Business Director of Standard Linear Integrated Circuit Operations. Dr. Davies received a B.Sc. (Honors) in Physics in 1964 and a Ph.D. in Physics in 1967 from the University of Reading, England.

         Mr. Dobkin, a founder of the Company, has served as Vice President of Engineering since its incorporation in September 1981. From January 1969 to July 1981, he was employed in various positions at National, where his most recent position was Director of Advanced Circuit Development. Mr. Dobkin has extensive experience in linear circuit design. Mr. Dobkin attended the Massachusetts Institute of Technology.

         Mr. Hurley has served as Vice President of Operations since January 1989. From January 1973 to January 1989 he was employed in various positions at National, most recently as Director of Linear Operations. Before joining National, Mr. Hurley was Director of European Operations for Applied Materials, Inc. Mr. Hurley received a B.S. in Chemistry in 1961 and an M.S. in Solid State Physics in 1965 from the University of London.

         Mr. Recine joined Linear Technology in July 1991 from Marcon Sales, an electronic sales representative firm, which he helped found in 1984. Prior to that he was Vice President of Flagship Software Systems, of which he was also a founder. From 1970 to 1982, he was with National as a Director of Marketing for discrete transistors, linear integrated circuits, distribution marketing and sales and field sales operations. He entered the semiconductor industry in 1962 with Motorola, becoming a Product Line Manager in 1970. Mr. Recine holds an MBA from Northeastern University and a BS in physics from the University of Windsor (Ontario, Canada).

         Mr. Zapf was appointed Vice President of International Sales in July 1991. From June 1982 to July 1991, he was Director of International Marketing and Sales. From September 1972 to June 1982, Mr. Zapf was with Teledyne
Semiconductor where he held several management positions in Europe and the United States including Vice President of Marketing and Sales. Prior to September 1972, Mr. Zapf worked as a designer for Brown Boveri in Switzerland. Mr. Zapf holds an MSEE degree from Zurich University.

         Mr. Schneiderman has served as Secretary of the Company since September 1981. He is an attorney and a member of the law firm of Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, general counsel to the Company.

Item 2.  Properties

         Since 1982, the Company has occupied a building in Milpitas, California, of approximately 40,600 square feet, which is currently used for manufacturing and adjunct support services. In 1987, the Company purchased this building. Also, since 1987 the Company has leased and occupied an adjacent building of approximately 43,000 square feet, currently used for testing, shipping and administration. The Company also leases approximately 60,000 square feet in neighboring buildings to house its circuit design activities, regional sales staff and receiving functions.

         In July 1994, the Company occupied its new 50,000 square foot manufacturing facility in Singapore. Test and packaging operations are performed at this facility along with some design and product distribution activity. The Company has a 30 year lease, with an option to extend for an additional 30 years, for the land where the Singapore plant is located.

         In October 1994, the Company opened a 55,000 square foot assembly plant in Penang, Malaysia. The Company has a 60 year lease for the land where the plant was constructed.

         During fiscal 1995, the Company started construction of its next wafer fabrication facility in Camas, Washington. Construction is scheduled to be completed in fiscal 1996. The land for the site of the facility is owned by the Company.

         The Company also leases sales offices in the metropolitan areas of Boston, Philadelphia, Raleigh, Chicago, Dallas, Los Angeles, Irvine, London, Dusseldorf, Munich, Stuttgart, Paris, Tokyo, Taipei and Seoul. See Note 2 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit
13.1 of this Form 10-K which contains certain information included in the Company's 1995 Annual Report to Shareholders.

Item 3.  Legal Proceedings

         The Company is involved in various legal actions arising in the ordinary course of business. While the outcome of such matters is uncertain, the Company believes that these matters will not have a material adverse effect on the Company's financial condition or results of operations. See also patent litigation set forth in
Item 1 under the caption "Patents, licenses and trademarks."

Item 4.  Submission of Matter to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market  for  the  Registrant's  Common  Equity  and Related Stockholder
         Matters

         The information required by the Item is incorporated by reference to the section entitled "Quarterly Results and Stock Market Data" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 1995 Annual Report to Shareholders.

Item 6.  Selected Financial Data

         The information required by the Item is incorporated by reference to the section entitled "Selected Financial Information/Five-Year Trend" of Exhibit
13.1 to this Form 10-K which contains certain information included in the Registrant's 1995 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by the Item is incorporated by reference to the section entitled "Management's Discussion and analysis of Results of Operations and Financial Condition" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 1995 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

         Consolidated Financial Statements of Linear Technology at July 2, 1995 and July 3, 1994 and for each of the three years in the period ended July 2, 1995, the report of Ernst & Young LLP, independent auditors thereon and unaudited quarterly financial data for the two year period ended July 2, 1995 are incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's 1995 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The information required by this item for the Company's directors is incorporated by reference to the 1995 Proxy Statement, under the caption "Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

         Incorporated by reference to the 1995 Proxy Statement, the section titled "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to the 1995 Proxy Statement, the section titled "Record Date and Voting Securities" and the section titled "Security Ownership."

Item 13. Certain Relationships and Related Transactions

         Not applicable.

                                     PART IV


Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

                  The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report.

     2.  Schedules

                  The financial statement schedule listed in Item 14(d) is filed as part of this Annual Report.

                  All other schedules are omitted since the information required by the schedule is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

     3.  Exhibits

                  The exhibits listed in Item 14(c) are filed as part of this Annual Report. Each compensatory plan required to be filed has been indicated in Item 14(c).

(b)  Reports on Form 8-K.

     None

(c)  Exhibits

     3.1     Articles of Incorporation of Registrant, as amended.

     3.3     Bylaws of Registrant, as amended.  (2)

    10.1 1981 Incentive Stock Option Plan, as amended, and form of Stock Option Agreements, as amended (includ-ing Restricted Stock Purchase Agreement). (*) (4)

    10.11 Agreement to Build and Lease dated January 8, 1986 between Callahan-Pentz Properties, McCarthy Six and the Registrant. (1)

    10.25 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement. (*) (3)

    10.35    1988  Stock   Option  Plan,   as  amended,  form   of
             Incentive Stock Option Agreement, as amended, and form of Nonstatutory Stock Option Agreement, as amended. (*) (7)

    10.36    Form of Indemnification Agreement. (2)

    10.45    Land  lease dated  March 30, 1993 between  the
             Registrant and the Singapore Housing and Development
             Board. (5)

    10.46 Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (6)

    13.1     Certain information included in the Registrant's
             Annual Report to Shareholders for the fiscal year ended July 2, 1995.

    21.1     Subsidiaries of Registrant.

    23.1     Consent of Ernst & Young LLP, Independent Auditors.

    24.1     Power of Attorney. (see page 23)

    27.1     Financial Data Schedule.

------------------------------------------------------------------
(Footnotes to Item 14 (c))

(*)      The item listed is a compensatory plan of the Company.

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrants Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-4766), which became effective on May 28, 1986.

(2) Incorporated by reference to identically numbered exhibit filed in response to Item 6, "Exhibits and Reports of Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1988.

(3) Incorporated by reference to identically numbered exhibit filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990.

(4) Incorporated by reference to identically numbered exhibit filed in response to Item 6, "Exhibits and Reports on Form 8- K," of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1990.

(5) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1993.

(6) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 2, 1994.

(7) Incorporated by reference to identically numbered exhibit filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1994.


(d) Financial Statement Schedule filed as a part of this Annual Report is listed below:



         Schedule
          Number                       Description
         --------    -----------------------------------------------

            II       Valuation and qualifying accounts and reserves.

                          LINEAR TECHNOLOGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Item 14(a)1)



                                                 Page Reference to
                                                 Exhibit 13.1

Consolidated balance sheets at
July 2, 1995 and July 3, 1994                         E13.1-6

Consolidated statements of income
for each of the three years in the
period ended July 2, 1995                             E13.1-5

Consolidated statements of shareholders'
equity for each of the three years in
the period ended July 2, 1995                         E13.1-8

Consolidated statements of cash flows
for each of the three years in the period
ended July 2, 1995                                    E13.1-7

Notes to consolidated financial statements            E13.1-9 to E13.1-14

Report of Ernst & Young LLP, independent auditors     E13.1-15

         The Consolidated Financial Statements listed in the above index are hereby incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's Annual Report to Shareholders for the year ended July 2, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          LINEAR TECHNOLOGY CORPORATION
                          -----------------------------
                                  (Registrant)


                         By: /s/ Robert H. Swanson, Jr.
                             --------------------------
                             Robert H. Swanson, Jr.
                               President and Chief
                                Executive Officer
                               September 27, 1995

                                POWER OF ATTORNEY

         Know all persons by these presents, that each person whose signature appears below constitutes and appoints Robert H. Swanson, Jr. and Paul Coghlan, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert H. Swanson, Jr.             /s/ Paul Coghlan
-------------------------------------  ----------------------------------------
Robert H. Swanson, Jr.                 Paul Coghlan
President and Chief Executive Officer  Vice President of Finance and Chief
(Principal Executive Officer) and      Financial Officer (Principal Financial
Director                               Officer and Principal Accounting Officer)
September 27, 1995                     September 27, 1995


/s/ David S. Lee                       /s/ Thomas S. Volpe
-------------------------------------  ----------------------------------------
David S. Lee                           Thomas S. Volpe
Director                               Director
September 27, 1995                     September 27, 1995


/s/ Leo T. McCarthy                    /s/ Richard M. Moley
-------------------------------------  ----------------------------------------
Leo T. McCarthy                        Richard M. Moley
Director                               Director
September 27, 1995                     September 27, 1995

                                                                     SCHEDULE II



                          LINEAR TECHNOLOGY CORPORATION



                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (Dollars in thousands)



                                                   Additions
                                      Balance at   Charged to                     Balance at
                                      Beginning    Costs and                      End of
                                      of Period    Expenses      Deductions (1)   Period
                                      ----------   ----------    --------------   ----------

Allowance for doubtful accounts:

   Year ended June 27, 1993.........  $     529    $       60    $          99    $      490
                                      =========    ==========    =============    ==========

   Year ended July 3, 1994..........  $     490    $       60    $          --    $      550
                                      =========    ==========    =============    ==========

   Year ended July 2, 1995..........  $     550    $      181    $           3    $      728
                                      =========    ==========    =============    ==========


(1) Write-offs of doubtful accounts.
