Form 10-Q
period 1995-10-01
LINEAR TECHNOLOGY CORP /CA/
filed 1995-11-15
CIK 791907

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1995 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-14864

                          LINEAR TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   CALIFORNIA                                94-2778785
(STATE OR OTHER JURISDICTION OF INCORPORATION)            (I.R.S. EMPLOYER
                                                         IDENTIFICATION NO.)

                             1630 MCCARTHY BLVD.
                       MILPITAS, CALIFORNIA 95035-7417
                                (408) 432-1900
                                --------------
(ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER, INCLUDING AREA CODE OF
                  REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X    No
                                -----      ------

     There were 73,796,392 shares of the Registrant's Common Stock issued and outstanding as of October 27, 1995.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                       THREE MONTHS ENDED OCTOBER 1, 1995



                                      INDEX



                                                                            Page

Part I:  Financial Information

         Item 1. Financial Statements

                 Consolidated  Statements  of  Income  for  the  three       2
                 months ended October 1, 1995 and October 2, 1994.

                 Consolidated  Balance  Sheets at  October 1, 1995 and     3-4
                 July 2, 1995.

                 Consolidated  Statements  of Cash Flows for the three     5-6
                 months ended October 1, 1995 and October 2, 1994.

                 Notes to Consolidated Financial Statements                  7

         Item 2. Management's Discussion  and Analysis of Financial       8-10
                 Condition and Results of Operations

Part II: Other Information

         Item 6. Exhibits and Reports on Form 8-K.                          11

Signatures                                                                  12

                     LINEAR TECHNOLOGY CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share amounts)
                              (unaudited)



                                                            Three Months Ended
                                                          ----------------------
                                                          October 1,  October 2,
                                                             1995        1994
                                                          ----------  ----------

Net sales                                                  $87,005       $58,082

Cost of sales                                               25,425        18,621
                                                           -------       -------
Gross profit                                                61,580        39,461
                                                           -------       -------
Expenses:

     Research and development                                7,028         5,447

     Selling, general and administrative                    11,151         8,489
                                                           -------       -------
                                                            18,179        13,936
                                                           -------       -------
Operating income                                            43,401        25,525

Interest income                                              3,053         1,613
                                                           -------       -------
Income before income taxes                                  46,454        27,138

Provision for income taxes                                  15,934         9,308
                                                           -------       -------
Net income                                                 $30,520       $17,830
                                                           =======       =======
Net income per share                                       $  0.39       $  0.24
                                                           =======       =======
Shares used in the calculation of net
      income per share                                      77,699        75,830
                                                           =======       =======



                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)



                                                        October 1,      July 2,
                                                           1995          1995
                                                       -----------    ----------
                                                       (unaudited)

Current assets:
     Cash and cash equivalents                           $ 63,384      $ 48,146
     Short-term investments                               220,638       202,076
     Accounts receivable, net of allowance for
       doubtful accounts of $743 ($728 at
       July 2, 1995)                                       32,305        29,770

     Inventories:
       Raw materials                                        1,522         1,270
       Work-in-process                                      4,780         4,726
       Finished goods                                       4,515         3,723
                                                         --------      --------

         Total inventories                                 10,817         9,719

     Deferred tax assets                                   20,608        20,608
     Prepaid expenses and other current
          assets                                            6,174         6,432
                                                         --------      --------
         Total current assets                             353,926       316,751
                                                         --------      --------

Property, plant and equipment, at cost:
     Land, building and improvements                       29,471        26,978
     Manufacturing and test equipment                      71,397        65,235
     Office furniture and equipment                         2,240         2,277
                                                         --------      --------

                                                          103,108        94,490
     Less accumulated depreciation and
           amortization                                   (46,001)      (43,688)
                                                         --------      --------

     Net property, plant and equipment                     57,107        50,802
                                                         --------      --------
                                                         $411,033      $367,553
                                                         ========      ========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)



                                                           October 1,    July 2,
                                                              1995        1995
                                                          -----------   --------
                                                          (unaudited)

Current liabilities:
     Accounts payable                                      $  6,683     $  6,545
     Accrued payroll and related benefits                    13,096       14,841
     Deferred income on shipments to distributors            17,866       17,227
     Income taxes payable                                    21,954       10,178
     Other accrued liabilities                                8,327        7,037
                                                           --------     --------

         Total current liabilities                           67,926       55,828

Deferred tax liabilities                                      3,495        3,195

Shareholders' equity:
     Common stock, no par value, 120,000,000
         shares authorized; 73,800,092
         shares issued and outstanding at
         October 1, 1995 (73,586,292 shares
         at July 2, 1995)                                   104,448      100,939
      Retained earnings                                     235,164      207,591
                                                           --------     --------

         Total shareholders' equity                         339,612      308,530
                                                           --------     --------

                                                           $411,033     $367,553
                                                           ========     ========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (unaudited)

                                                             Three Months Ended
                                                           ---------------------
                                                           October 1, October 2,
                                                              1995       1994
                                                           ---------- ----------
Cash flow from operating activities:
     Net income                                            $ 30,520    $ 17,830
     Adjustments to  reconcile  net  income to net cash
       provided  by  operating activities:
       Depreciation and amortization                          2,372       1,656
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable          (2,535)       (912)
         Decrease (increase) in inventories                  (1,098)          1
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets            258        (791)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                         11,459       6,064
         Tax benefit from stock option transactions           2,020       1,060
         Increase (decrease) in deferred income                 639       1,734
         Increase (decrease) in deferred tax liabilities        300         235
                                                           --------    --------
     Cash provided by operating activities                   43,935      26,877
                                                           --------    --------

Cash flow from investing activities:
     Purchase of short-term investments                     (67,773)    (54,337)
     Proceeds from sales and maturities of short-term
     investments                                             49,211      27,456
     Purchase of property, plant and equipment               (8,677)     (5,601)
                                                           --------    --------
     Cash used in investing activities                      (27,239)    (32,482)
                                                           --------    --------

Cash flow from financing activities:
     Issuance of common stock under employee stock
        plans                                                 1,489       1,141
     Purchase of common stock                                  --        (6,139)
     Payment of cash dividend                                (2,947)     (2,172)
                                                           --------    --------
     Cash used in financing activities                       (1,458)     (7,170)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents             15,238     (12,775)

Cash and cash equivalents, beginning of period               48,146      39,950
                                                           --------    --------

Cash and cash equivalents, end of period                   $ 63,384    $ 27,175
                                                           ========    ========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)





                                                            Three Months Ended
                                                          October 1,  October 2,
                                                             1995        1994
                                                          ----------  ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for income taxes                $ 1,838    $ 1,167

                          LINEAR TECHNOLOGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended October 1, 1995 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 2, 1995, included in the Company's Annual Report to Shareholders.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 1996 and 1995 each have 52 weeks.

3. Net income per share is based upon the weighted average number of shares of common stock outstanding and common equivalent shares, if dilutive.

4. In July 1995, the Company's Board of Directors declared a two-for-one split of the Company's common stock for shareholders of record as of August 11, 1995. All share and per share information have been restated to reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three months ended October 1, 1995 and October 2, 1994 as a percentage of net sales and provides the percentage increase of such items from October 2, 1994 to October 1, 1995.


                                               Three Months Ended
                                             ----------------------
                                             October 1,  October 2,
                                                1995        1994       Increase
                                             ----------  ----------    --------

Net sales                                        100.0%       100.0%       50%
Cost of sales                                     29.2         32.1        37
                                                 -----        -----
     Gross profit                                 70.8         67.9        56
                                                 -----        -----
Expenses:
     Research & development                        8.1          9.4        29
     Selling, general & administrative            12.8         14.6        31
                                                 -----        -----
                                                  20.9         24.0        30
                                                 -----        -----
Operating income                                  49.9         43.9        70
Interest income                                    3.5          2.8        89
                                                 -----        -----
Income before income taxes                        53.4%        46.7%       71
                                                 =====        =====
Effective tax rates                               34.3%        34.3%
                                                 =====        =====


         Net sales for the first quarter of fiscal 1996 increased 50% over net sales for the first quarter of fiscal 1995. The increase in net sales was due mostly to higher unit sales and in part due to a higher average selling price resulting from firmer pricing. Each of the Company's major geographic markets showed increases in net sales for the first quarter of fiscal 1996 as compared to the same quarter in the prior year, with the Asia Pacific and Japan areas experiencing the largest increase as a percentage of net sales.

         Gross profit increased by $22.1 million for the first quarter of fiscal 1996 over the first quarter of fiscal 1995. Gross profit as a percentage of net sales was 70.8% in the first quarter of fiscal 1996 compared to 67.9% for the corresponding period of fiscal 1995. The increase in gross profit as a percentage of net sales was due to the absorption of fixed costs over the increased sales volume, the cost savings from the increasing activity at the Company's Singapore test manufacturing operations and the cost savings from the Company's Malaysia assembly operations versus assembly subcontractors. Also contributing to the increase in gross profit was the increase in the average selling price referred to above. Gross profit was slightly negatively impacted by higher raw material costs.

         Research and development expenses increased by $1.6 million from the first quarter of fiscal 1995 to the first quarter of fiscal 1996 due primarily to increased staffing of and compensation to design engineering personnel. Although design engineering staffing increased significantly, research and development expenses, especially support staff labor costs and mask sets expenses, did not increase at the same rate as the sales growth from the first quarter of fiscal 1995 to the first quarter of fiscal 1996.

         Selling, general and administrative expenses increased by $2.7 million from the first quarter of fiscal 1995 to the first quarter of fiscal 1996 due primarily to increases in labor costs, advertising and promotion, and commission expense which increased due to the increase in commissionable sales. As a percentage of net sales, selling, general and administrative expenses continued to decline due to proportionally lower labor costs and other expenses as compared to net sales.

         Interest income was $3.1 million for the first quarter of fiscal 1996 compared to $1.6 million for the first quarter of fiscal 1995. The higher interest income resulted from the increase in investment balances and the increase in the average interest rate of the investment portfolio from the prior year's rate.

Factors Affecting Future Operating Results

         Past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, occasional shortages of materials, capacity constraints, variation in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability.

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

Liquidity and Capital Resources

         At October 1, 1995, cash and short-term investments totaled $284.0 million, and working capital was $286.0 million.

         During the first quarter of fiscal 1996, the Company generated $43.9 million of cash from operating activities. In addition, the Company generated $1.5 million from proceeds from common stock issued under employee stock option and stock purchase plans.

         The Company purchased $8.7 million of capital assets during the first quarter of fiscal 1996 including approximately $1.1 million for wafer fabrication equipment for the Company's Milpitas wafer fab and $3.3 million for building construction for the Company's next wafer fab in Camas, Washington. The initial investment in the Camas wafer fabrication plant is estimated at approximately $40 million of which approximately $4 million has been spent. Manufacturing production is scheduled to begin in the calendar 1996.

         The Company continues to expand its manufacturing capacity at its Malaysia assembly plant and Singapore test and back-end facility. During the first quarter of fiscal 1996, the Company spent $3.2 million for equipment for its manufacturing operations in Singapore and Malaysia.

         During the first quarter of fiscal 1996, the Company paid its shareholders a $0.04 per share cash dividend which totaled $2.9 million. In October 1995, the Company's Board of Directors announced that a quarterly cash dividend of $0.04 per share will be paid during the second quarter of fiscal 1996. The payment of future dividends will be based on quarterly financial performance.

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

                       27.1 - Financial Data Schedule

                  b)   Reports on Form 8-K

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.













                                                 LINEAR TECHNOLOGY CORPORATION

DATE:  November 14, 1995                         BY /s/  Paul Coghlan
                                                    ----------------------------
                                                    Paul Coghlan
                                                    Vice President, Finance &
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)