Form 10-Q
period 1995-12-31
LINEAR TECHNOLOGY CORP /CA/
filed 1996-02-14
CIK 791907

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995 OR

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

     There were 74,348,603 shares of the Registrant's Common Stock issued and outstanding as of January 26, 1996.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 1995





                                      INDEX



                                                                            Page

Part I:  Financial Information

         Item 1.   Financial Statements

                   Consolidated Statements of Income for the  three and six    2
                   months ended December 31, 1995 and January 1, 1995

                   Consolidated Balance Sheets at December 31, 1995 and      3-4
                   July 2, 1995

                   Consolidated Statements of Cash Flows for the six         5-6
                   months ended December 31, 1995 and January 1, 1995

                   Notes to Consolidated Financial Statements                  7

         Item 2.   Management's Discussion and Analysis of Financial        8-10
                   Condition and Results of Operations


Part II: Other Information

         Item 4.   Submission of Matters to a Vote of Security Holders        11

         Item 6.   Exhibits and Reports on Form 8-K                           11

Signatures                                                                    12

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements





                          LINEAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)



                                   Three Months Ended       Six Months Ended
                                ------------------------ -----------------------
                                December 31,  January 1, December 31, January 1,
                                     1995        1995        1995        1995
                                  --------    --------    --------    --------


Net sales                         $ 96,017    $ 62,103    $183,022    $120,185

Cost of sales                       27,646      19,992      53,071      38,613
                                  --------    --------    --------    --------

     Gross profit                   68,371      42,111     129,951      81,572
                                  --------    --------    --------    --------

Expenses:

     Research and development        7,741       5,675      14,769      11,122

     Selling, general and
        administrative              11,643       9,164      22,794      17,653
                                  --------    --------    --------    --------

                                    19,384      14,839      37,563      28,775
                                  --------    --------    --------    --------

Operating income                    48,987      27,272      92,388      52,797

Interest income                      3,255       1,885       6,308       3,498
                                  --------    --------    --------    --------

Income before income taxes          52,242      29,157      98,696      56,295

Provision for income taxes          17,919       9,913      33,853      19,221
                                  --------    --------    --------    --------

Net income                         $34,323     $19,244    $ 64,843    $ 37,074
                                  ========     =======    ========    ========

Net income per share               $  0.44     $  0.25    $   0.83    $   0.49
                                  ========     =======    ========    ========

Shares used in the calculation
      of net income per share       77,965      75,966      77,832      75,898
                                  ========     =======    ========    ========


                              See accompaning notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)






                                                       December 31,      July 2,
                                                          1995            1995
                                                      -----------     ----------
                                                      (unaudited)

Current assets:
     Cash and cash equivalents                          $  74,920     $  48,146
     Short-term investments                               229,372       202,076
     Accounts receivable, net of allowance for
       doubtful accounts of $758 ($728 at
       July 2, 1995)                                       34,769        29,770
     Inventories:
       Raw materials                                        1,955         1,270
       Work-in-process                                      4,832         4,726
       Finished goods                                       4,982         3,723
                                                        ---------     ---------
        Total inventories                                  11,769         9,719

     Deferred tax assets                                   21,808        20,608
     Prepaid expenses and other current assets              7,441         6,432
                                                        ---------     ---------

         Total current assets                             380,079       316,751
                                                        ---------     ---------

Property, plant and equipment, at cost:
     Land, building and improvements                       37,329        26,978
     Manufacturing and test equipment                      76,482        65,235
     Office furniture and equipment                         2,389         2,277
                                                        ---------     ---------

                                                          116,200        94,490
     Less accumulated depreciation and
      amortization                                        (48,520)      (43,688)
                                                        ---------     ---------

     Net property, plant and equipment                     67,680        50,802
                                                        ---------     ---------

                                                        $ 447,759     $ 367,553
                                                        =========     =========



                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)






                                                        December 31,     July 2,
                                                            1995          1995
                                                         ----------    ---------
                                                         (unaudited)

Current liabilities:
     Accounts payable                                      $ 10,120     $  6,545
     Accrued payroll and related benefits                    19,614       14,841
     Deferred income on shipments to distributors            21,432       17,227
     Income taxes payable                                     8,414       10,178
     Other accrued liabilities                                9,334        7,037
                                                           --------     --------

         Total current liabilities                           68,914       55,828

Deferred tax liabilities                                      3,795        3,195

Shareholders' equity:
     Common stock, no par value, 120,000,000
         shares authorized; 74,071,449
         shares issued and outstanding at
         December 31, 1995 (73,586,292 shares
         at July 2, 1995)                                   111,882      100,939
      Retained earnings                                     263,168      207,591
                                                           --------     --------

         Total shareholders' equity                         375,050      308,530
                                                           --------     --------

                                                           $447,759     $367,553
                                                           ========     ========





                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (unaudited)

                                                            Six Months Ended
                                                        ------------------------
                                                        December 31,  January 1,
                                                             1995       1995
                                                          --------    --------

Cash flow from operating activities:
     Net income                                           $ 64,843    $ 37,074
     Adjustments to reconcile net income to net cash
         provided  by  operating activities:
       Depreciation and amortization                         4,891       3,548
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable         (4,999)     (1,637)
         Decrease (increase) in inventories                 (2,050)        784
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets        (2,209)     (2,489)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                         8,881        (263)
         Tax benefit from stock option transactions          5,795       3,185
         Increase (decrease) in deferred income              4,205       1,817
         Increase (decrease) in deferred tax liabilities       600         500
                                                          --------    --------
     Cash provided by operating activities                  79,957      42,519
                                                          --------    --------

Cash flow from investing activities:
     Purchase of short-term investments                   (133,547)    (71,963)
     Proceeds from sales and maturities of short-term
      investments                                          106,251      45,430
     Purchase of property, plant and equipment             (21,769)    (11,919)
                                                          --------    --------
     Cash used in investing activities                     (49,065)    (38,452)
                                                          --------    --------

Cash flow from financing activities:
     Issuance of common stock under employee stock
         plans                                               5,281       3,294
     Purchase of common stock                               (3,501)     (6,139)
     Payment of cash dividends                              (5,898)     (4,712)
                                                          --------    --------
     Cash used in financing activities                      (4,118)     (7,557)
                                                          --------    --------
Increase (decrease) in cash and cash equivalents            26,774      (3,490)

Cash and cash equivalents, beginning of period              48,146      39,950
                                                          --------    --------
Cash and cash equivalents, end of period                  $ 74,920    $ 36,460
                                                          ========    ========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)





                                                          Three Months Ended
                                                        ------------------------
                                                        December 31,  January 1,
                                                            1995         1995
                                                        ------------  ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for income taxes             $ 30,422     $ 19,338
















                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six months ended December 31, 1995 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 2, 1995, included in the Company's Annual Report to Shareholders.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The table below states the income statement items for the three and six months ended December 31, 1995 and January 1, 1995 as a percentage of net sales and provides the percentage increase in absolute dollars of such items comparing the interim periods ended December 31, 1995 to the corresponding periods from the prior fiscal year:

                                       Three Months Ended                    Six Months Ended
                              -------------------------------------  ------------------------------------
                                                           Dollar                               Dollar
                               December 31,  January 1,   Increase   December 31, January 1,   Increase
                                   1995         1995     Percentage     1995         1995     Percentage
                               ------------  ----------  ----------  -----------  ----------  -----------

Net sales                        100.0%       100.0%        55%        100.0%      100.0%        52%
Cost of sales                     28.8         32.2         38          29.0        32.1         37
                                ------       ------                   ------      ------
    Gross profit                  71.2         67.8         62          71.0        67.9         59
                                ------       ------                   ------      ------

Expenses:
    Research & development         8.1          9.1         36           8.1         9.3         33
    Selling, general &
       administrative             12.1         14.8         27          12.4        14.7         29
                                ------       ------                   ------      ------
                                  20.2         23.9         31          20.5        24.0         31
                                ------       ------                   ------      ------
Operating income                  51.0         43.9         80          50.5        43.9         75
Interest income                    3.4          3.0         73           3.4         2.9         80
                               -------      -------                  -------     -------
Income before income taxes        54.4%        46.9%        79          53.9%       46.8%        75
                                ======       ======                   ======      ======

Effective tax rates               34.3%        34.0%                    34.3%       34.1%
                                ======       ======                   ======      ======

         Net sales for the second quarter and first six months of fiscal 1996 increased 55% and 52%, respectively, over the corresponding periods in fiscal 1995. The increases in net sales were due mostly to higher unit sales and in part due to higher average selling prices, resulting from firmer pricing. Each of the Company's major geographic markets showed increases in net sales for the second quarter and first six months of fiscal 1996 as compared to the same periods in the prior year, with the Japan market experiencing the largest increase as a percentage of net sales.

         Gross profit increased by $26.3 million and $48.4 million for the second quarter and first six months of fiscal 1996 over the corresponding periods in fiscal 1995. Gross profit as a percentage of net sales was 71.2% and 71.0% in the second quarter and first six months of fiscal 1996, respectively, as compared to 67.8% and 67.9% for the corresponding periods of fiscal 1995. The increase in gross profit as a percentage of net sales was due to the absorption of fixed costs over the increased sales volume, the cost savings from the increasing activity at the Company's Singapore test manufacturing operations and the cost savings from the Company's Malaysia assembly operations versus outside assembly contractors. Also contributing to the increase in gross profit was the increase in the average selling prices referred to above. Gross profit was slightly negatively impacted by higher raw material costs.

         Research and development expenses increased by $2.1 million and $3.6 million for the second quarter and first six months of fiscal 1996, respectively, as compared to the same periods in fiscal 1995 due primarily to increased staffing of and compensation to design engineering personnel. Although design engineering staffing increased significantly, research and development labor expense, especially support staff labor expense did not increase at the same rate as the sales growth from fiscal 1995 to fiscal 1996, thereby causing research and development expenses to decrease as a percent of sales. Additionally, mask sets and test wafer expense was slightly lower in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 and approximately the same in the first six months of fiscal 1996 versus 1995.

         Selling, general and administrative expenses were 12.1% and 12.4% of net sales for the second quarter and first six months of fiscal 1996, as compared to 14.8% and 14.7% of net sales for the corresponding periods in the previous fiscal year. Although selling, general and administrative expenses increase in absolute dollars, as a percentage of net sales, selling, general and administrative expenses continued to decline due to proportionally lower labor costs, advertising and promotion expense and other expenses. External commission expense as a percentage of net sales remained relatively constant in the second quarter and first six months of fiscal 1996 as compared to the same periods in fiscal 1995.

         Interest income was $3.3 million and $6.3 million for the second quarter and first six months of fiscal 1996, respectively, compared to $1.9 million and $3.5 million for the corresponding periods of fiscal 1995. The increases in interest income resulted mostly from the increase in cash, cash equivalents and short-term investments and in part from the increase in the average interest rate of the investment portfolio year over year.

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

Liquidity and Capital Resources

         At December 31, 1995, cash, cash equivalents and short-term investments totaled $304.3 million, and working capital was $311.2 million.

         During the first six months of fiscal 1996, the Company generated $80.0 million of cash from operating activities. In addition, the Company generated $5.3 million from proceeds from common stock issued under employee stock option and stock purchase plans.

         The Company purchased $21.8 million of capital assets during the first six months of fiscal 1996 including approximately $1.5 million for wafer fabrication equipment for the Company's Milpitas wafer fab and $12.6 million for building construction and equipment for the Company's next wafer fab in Camas, Washington. The initial investment in the Camas wafer fabrication plant is estimated to be approximately $47 million of which approximately $13 million has been spent to date. Manufacturing production is scheduled to begin in the second half of calendar 1996.

         The Company continues to expand its manufacturing capacity at its Malaysia assembly plant and Singapore test and back-end facility. During the first six months of fiscal 1996, the Company spent approximately $6.2 million for equipment for its manufacturing operations in Singapore and Malaysia.

         The Company purchased and retired 100,000 shares of its common stock in the first six months of fiscal 1996 for $3.5 million. During the first six months of fiscal 1996, the Company paid its shareholders dividends which totaled $5.9 million. In January 1996, the Company's Board of Directors announced that a quarterly cash dividend of $0.04 per share will be paid during the third quarter of fiscal 1996. The payment of future dividends will be based on quarterly financial performance.

         Historically, the Company has satisfied its liquidity needs through cash generated from operations, the placement of equity securities and the utilization of lease financing for capital equipment and facilities. Given its strong financial condition and performance, the Company's near-term plan is to primarily finance its capital needs internally.

PART II.      OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Company, held on November 8, 1995, in Milpitas, California, the shareholders elected members of the Company's Board of Directors and ratified the Company's appointment of Ernst & Young LLP as independent auditors.

The vote for nominated directors was as follows:


NOMINEE                                   FOR                        WITHHELD
-------                                   ---                        --------

Robert H. Swanson, Jr.                 66,206,797                     46,596
David S. Lee                           66,201,425                     51,968
Thomas S. Volpe                        66,201,025                     52,368
Leo T. McCarthy                        66,187,511                     65,882
Richard M. Moley                       66,202,025                     51,368



The vote for ratifying the appointment of Ernst & Young LLP as independent auditors for fiscal 1996 was as follows:


      FOR                               AGAINST                       ABSTAIN
      ---                               -------                       -------

   66,146,162                            23,394                        83,837



Item 6.       Exhibits and Reports on Form 8-K

                  a)   Exhibits

                       27.1   Financial Data Schedule

                  b)   Reports on Form 8-K

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.















                                           LINEAR TECHNOLOGY CORPORATION

DATE:  February 13, 1996                   BY    /s/Paul Coghlan
                                                 -------------------------------
                                                 Paul Coghlan
                                                 Vice President, Finance &
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)