Form 10-Q
period 1996-03-31
LINEAR TECHNOLOGY CORP /CA/
filed 1996-05-15
CIK 791907

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

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
(STATE OR OTHER JURISDICTION           (I.R.S. EMPLOYER IDENTIFICATION NO.)
     OF INCORPORATION)

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

                            Yes   X    No
                                -----     ----




     There were 74,875,153 shares of the Registrant's Common Stock issued and outstanding as of April 30, 1996.


                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                   THREE AND NINE MONTHS ENDED MARCH 31, 1996





                                      INDEX


                                                                                      Page

Part I:    Financial Information

           Item 1.    Financial Statements

                      Consolidated Statements of Income for the  three and nine         2
                      months ended March 31, 1996 and April 2, 1995

                      Consolidated Balance Sheets at March 31, 1996 and               3-4
                      July 2, 1995

                      Consolidated Statements of Cash Flows for the nine              5-6
                      months ended March 31, 1996 and April 2, 1995

                      Notes to Consolidated Financial Statements                        7

           Item 2.    Management's Discussion and Analysis of Financial              8-10
                      Condition and Results of Operations


Part II:   Other Information

           Item 6.    Exhibits and Reports on Form 8-K                                 11

Signatures                                                                             12


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                          LINEAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)



                                                Three Months Ended                Nine Months Ended

                                            March 31,      April 2,          March 31,           April 2,
                                             1996           1995              1996                 1995
                                        -----------     ------------       ----------           ----------


Net sales                                 $  104,710       $  68,135        $  287,732          $  188,320

Cost of sales                                 28,473          21,152            81,544              59,765
                                          ----------      ----------        ----------         -----------

     Gross profit                             76,237          46,983           206,188             128,555
                                          ----------      ----------        ----------         -----------

Expenses:

     Research and development                  8,309           6,281            23,078              17,403

     Selling, general and
       administrative                         13,832           9,907            36,626              27,560
                                          ----------     -----------       -----------         -----------

                                              22,141          16,188            59,704              44,963
                                          ----------     -----------       -----------         -----------

Operating income                              54,096          30,795           146,484              83,592

Interest income                                3,383           2,243             9,691               5,741
                                          ----------     -----------      ------------         -----------

Income before income taxes                    57,479          33,038           156,175              89,333

Provision for income taxes                    19,715          11,233            53,568              30,454
                                          ----------     -----------       -----------         -----------

Net income                                $   37,764       $  21,805        $  102,607          $   58,879
                                          ==========      ==========       ===========         ===========

Net income per share                      $     0.48       $    0.28        $     1.32          $     0.77
                                          ==========      ==========       ===========         ===========

Shares used in the calculation of net
      income per share                        78,219          76,510            77,961              76,102
                                          ==========      ==========       ===========         ===========



                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)




                                                     March 31,           July 2,
                                                       1996               1995
                                                   -----------       -----------
                                                    (unaudited)

Current assets:
    Cash and cash equivalents                       $   67,866       $   48,146
    Short-term investments                             243,236          202,076
    Accounts receivable, net of allowance for
      doubtful accounts of $761 ($728 at
      July 2, 1995)                                     49,610           29,770
    Inventories:
      Raw materials                                      2,533            1,270
      Work-in-process                                    5,294            4,726
      Finished goods                                     3,719            3,723
                                                    -----------     -----------

      Total inventories                                 11,546            9,719

    Deferred tax assets                                 24,608           20,608
    Prepaid expenses and other current assets            6,949            6,432
                                                    -----------     -----------

      Total current assets                             403,815          316,751
                                                    -----------     -----------

Property, plant and equipment, at cost:
    Land, building and improvements                     41,861           26,978
    Manufacturing and test equipment                   102,435           65,235
    Office furniture and equipment                       2,412            2,277
                                                    -----------     ------------
                                                       146,708           94,490
    Less accumulated depreciation and
     amortization                                      (51,140)         (43,688)
                                                    -----------     -----------

    Net property, plant and equipment                   95,568           50,802
                                                    -----------     -----------

                                                     $ 499,383        $ 367,553
                                                    ===========     ============






                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)






                                                       March 31,       July 2,
                                                         1966           1995
                                                      -----------      ---------
                                                     (unaudited)

 Current liabilities:
     Accounts payable                                $  18,908        $    6,545
     Accrued payroll and related benefits               16,043            14,841
     Deferred income on shipments to distributors       24,734            17,227
     Income taxes payable                                1,581            10,178
     Other accrued liabilities                          13,207             7,037
                                                     ----------       ----------

         Total current liabilities                      74,473            55,828

Deferred tax liabilities                                 4,095             3,195

Shareholders' equity:
     Common stock, no par value, 120,000,000
       shares authorized; 74,832,741
       shares issued and outstanding at
       March 31, 1996 (73,586,292 shares
       at July 2, 1995)                                 127,595          100,939
     Retained earnings                                  293,220          207,591
                                                      ----------      ----------
  Total shareholders' equity                            420,815          308,530
                                                      ----------      ----------

                                                      $ 499,383        $ 367,553
                                                      =========       ==========





                             See accompanying notes


                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (unaudited)


                                                                    Nine Months Ended
                                                                 ----------------------
                                                                  March 31,    April 2,
                                                                    1996         1995
                                                                 ---------    ---------

Cash flow from operating activities:
     Net income                                                  $ 102,607    $  58,879
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                 7,511        5,708
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                (19,840)      (4,583)
         Decrease (increase) in inventories                         (1,827)       1,235
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                (4,517)      (3,819)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                11,138         (711)
         Tax benefit from stock option transactions                 17,245        6,025
         Increase (decrease) in deferred income                      7,507        4,790
         Increase (decrease) in deferred tax liabilities               900          800
                                                                 ---------    ---------
     Cash provided by operating activities                         120,724       68,324
                                                                 ---------    ---------

Cash flow from investing activities:
     Purchase of short-term investments                           (183,252)     (91,113)
     Proceeds from sales and maturities of short-term
       investments                                                 142,092       71,364
     Purchase of property, plant and equipment                     (52,277)     (16,083)
                                                                 ---------    ---------
     Cash used in investing activities                             (93,437)     (35,832)
                                                                 ---------    ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock
        plans                                                        9,772        5,645
     Purchase of common stock                                       (8,473)      (6,139)
     Payment of cash dividends                                      (8,866)      (7,267)
                                                                 ---------    ---------
     Cash used in financing activities                              (7,567)      (7,761)
                                                                 ---------    ---------

Increase in cash and cash equivalents                               19,720       24,731

Cash and cash equivalents, beginning of period                      48,146       39,950
                                                                 ---------    ---------

Cash and cash equivalents, end of period                         $  67,866    $  64,681
                                                                 =========    =========





                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)





                                                         Nine Months Ended
                                                    ----------------------------

                                                      March 31,         April 2,
                                                        1996              1995
                                                    ------------      ----------

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes        $  48,020         $  26,882













                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and nine months ended March 31, 1996 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 2, 1995, included in the Company's Annual Report to Shareholders.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The table below states the income statement items for the three and nine months ended March 31, 1996 and April 2, 1995 as a percentage of net sales and provides the percentage increase in absolute dollars of such items comparing the interim periods ended March 31, 1996 to the corresponding periods from the prior fiscal year:


                                                   Three Months Ended                 Nine Months Ended
                                           ---------------------------------    ----------------------------------

                                                                    Dollar                                Dollar
                                           March 31,  April 2,     Increase      March 31,   April 2,    Increase
                                             1996       1995      Percentage      1996         1995     Percentage
                                          ---------  --------    ------------    --------    -------    ----------

Net sales                                    100.0%    100.0%         54%         100.0%       100.0%       53%
Cost of sales                                 27.2      31.0          35           28.3         31.7        36
                                             -----     -----                     ------       ------
    Gross profit                              72.8      69.0          62           71.7         68.3        60
                                             -----     -----                     ------       ------

Expenses:
    Research & development                     7.9       9.2          32            8.0          9.3        33
    Selling, general &
       administrative                         13.2      14.6          40           12.8         14.6        33
                                             -----     -----                     ------       ------
                                              21.1      23.8          37           20.8         23.9        33
                                             -----     -----                     ------       ------
Operating income                              51.7      45.2          76           50.9         44.4        75
Interest income                                3.2       3.3          51            3.4          3.0        69
                                             -----     -----                     ------       ------
Income before income taxes                    54.9%     48.5%         74           54.3%        47.4%       75
                                             =====     =====                     ======       ======
Effective tax rates                           34.3%     34.0%                      34.3%        34.1%
                                             =====     =====                     ======       ======

     Net sales for the third quarter and first nine months of fiscal 1996 increased 54% and 53%, respectively, over the corresponding periods in fiscal 1995. The increases in net sales were due mostly to higher unit sales and in part due to higher average selling prices, resulting from firmer pricing and changes in product mix. Each of the Company's major geographic markets showed increases in net sales for the third quarter and first nine months of fiscal 1996 as compared to the same periods in the prior year, with the Japan market experiencing the largest increase as a percentage of net sales.

     Gross profit increased by $29.3 million and $77.6 million for the third quarter and first nine months of fiscal 1996 over the corresponding periods in fiscal 1995. Gross profit as a percentage of net sales was 72.8% and 71.7% in the third quarter and first nine months of fiscal 1996, respectively, as compared to 69.0% and 68.3% for the corresponding periods of fiscal 1995. The increase in gross profit as a percentage of net sales was due to the absorption of fixed costs over the increased sales volume, the cost savings from the increasing activity at the Company's Singapore test manufacturing operations and the cost savings from the Company's Malaysia assembly operations versus outside assembly contractors. Also contributing to the increase in gross profit was the increase in the average selling prices referred to above. Gross profit was slightly negatively impacted by higher raw material costs.

     Research and development expenses increased by $2.0 million and $5.7 million for the third quarter and first nine months of fiscal 1996, respectively, as compared to the same periods in fiscal 1995 due primarily to increased staffing of and compensation to design engineering personnel. Although design engineering staffing increased significantly, research and development labor expense, especially support staff labor expense, did not increase at the same rate as the sales growth from fiscal 1995 to fiscal, 1996, thereby causing research and development expenses to decrease as a percent of sales. Additionally, mask sets and test wafer expense was approximately the same for the third quarter and first nine months of fiscal 1996 as compared to the same periods in the prior fiscal year.

     Selling, general and administrative expenses were 13.2% and 12.8% of net sales for the third quarter and first nine months of fiscal 1996, respectively, as compared to 14.6% of net sales for both the third quarter and first nine months of fiscal 1995. Although selling, general and administrative expenses increased in absolute dollars, as a percentage of net sales, selling, general and administrative expenses continued to decline primarily due to proportionally lower labor costs and advertising and promotion expense. External commission expense as a percentage of net sales was down slightly from the third quarter of fiscal 1995 to the third quarter of fiscal 1996 due to the proportional increase in commission-free international sales, but remained relatively constant for the first nine months of fiscal 1996 as compared to the same period in fiscal 1995. Approximately $1 million of expenses were incurred in this quarter for new building occupancy and site preparation, and additional legal expenses as certain patent related litigation progressed towards trial.

     Interest income was $3.4 million and $9.7 million for the third quarter and first nine months of fiscal 1996, respectively, compared to $2.2 million and $5.7 million for the corresponding periods of fiscal 1995. The increases in interest income resulted mostly from the increase in cash, cash equivalents and short-term investments. Additionally, for the first nine months of fiscal 1996, interest income increased over the prior year due in part to the increase in the average interest rate of the investment portfolio.

Factors Affecting Future Operating Results

     Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, timely ramp-up of new facilities, and the timely introduction of new processes and products.

     Historically, new bookings accelerate particularly in March and April over the December run rate. This did not happen this year and consequently new business booked during this quarter fell short of our expectations. The two end-markets that incurred this difficulty were computer and telecommunications. The semiconductor industry overall has experienced a similar turndown in demand. Should this softness in bookings continue, our sales in the upcoming quarter ending June 30, 1996 would slip backwards by approximately 15% from the levels just reported. We believe net margins as a percentage of sales will continue to be strong and the reduction in net profits will track relatively closely to this percentage slip in sales.

     Commencing in the June quarter, we will have an increase in fixed costs of approximately 1% to 2% of sales relative to our new wafer fabrication plant in Camas, Washington. Manufacturing production had been scheduled to begin in the second half of calendar 1996. Given the current softness in demand referred to above, we will delay this until the first half of calendar 1997.

     Looking out further, our fiscal year 1997 could have flat to modest growth in profits and sales over the very robust growth of our fiscal year 1996 ending June 30, 1996.

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

Liquidity and Capital Resources

     At March 31, 1996, cash, cash equivalents and short-term investments totaled $311.1 million, and working capital was $329.3 million.

     During the first nine months of fiscal 1996, the Company generated $120.7 million of cash from operating activities. In addition, the Company received $9.8 million from common stock issued under employee stock option and stock purchase plans.

     The Company purchased $52.3 million of capital assets during the first nine months of fiscal 1996, including approximately $1.7 million for wafer fabrication equipment for the Company's Milpitas wafer fab and $36.5 million for building construction and equipment for the Company's next wafer fab in Camas, Washington. The initial investment in the Camas wafer fabrication plant is estimated to be approximately $47 million of which approximately $37 million has been spent to date. Manufacturing production is now scheduled to begin in the first half of calendar 1997.

     The Company continues to expand its manufacturing capacity at its Malaysia assembly plant and Singapore test and back-end facility. During the first nine months of fiscal 1996, the Company spent approximately $6.2 million for building improvements and equipment for its manufacturing operations in Singapore and Malaysia.

     The Company purchased and retired 250,000 shares of its common stock in the first nine months of fiscal 1996 for $8.5 million. During the first nine months of fiscal 1996, the Company paid its shareholders dividends which totaled $8.9 million. In April 1996, the Company's Board of Directors announced that a quarterly cash dividend of $0.04 per share will be paid during the fourth quarter of fiscal 1996. The payment of future dividends will be based on quarterly financial performance.

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






                                            LINEAR TECHNOLOGY CORPORATION

DATE: May 14, 1996                          BY     /s/Paul Coghlan
                                                   -----------------------------
                                                   Paul Coghlan
                                                   Vice President, Finance &
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Principal Financial Officer)