Form 10-K
period 1996-06-30
LINEAR TECHNOLOGY CORP /CA/
filed 1996-09-27
CIK 791907

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       [FEE REQUIRED]

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       [NO FEE REQUIRED]


FOR THE FISCAL YEAR ENDED JUNE 30, 1996              COMMISSION FILE NO. 0-14864


                          LINEAR TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            CALIFORNIA                             94-2778785
  (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


          1630 MCCARTHY BOULEVARD                   95035-7417
           MILPITAS, CALIFORNIA                     (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,080,946,500 as of September 9, 1996, based upon the closing sale price on the Nasdaq National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 74,328,759 shares of the Registrant's common stock issued and outstanding as of September 9, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Items 1 and 2 of Part I, Items 5, 6, 7 and 8 of Part II, and Item 14(a) 1. of Part IV incorporate information by reference from Exhibit 13.1 to this Form 10-K which contains certain information included in Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996.

(2) Items 10, 11 and 12 of Part III incorporate information by reference from the definitive proxy statement (the "1996 Proxy Statement") for the Annual Meeting of Shareholders to be held on November 6, 1996.

================================================================================

                                     PART I

Item 1.     Business

General

         Linear Technology Corporation (together with its consolidated subsidiaries, "Linear Technology" or the "Company") designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, notebook and desktop computers, video/multimedia, computer peripherals, cellular telephones, industrial, automotive and process controls, network and factory automation products and satellites. The Company was organized and incorporated in 1981 by a management team with significant experience in the design, manufacture and marketing of linear circuits. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

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

         According to World Semiconductor Trade Statistics, worldwide monolithic linear integrated circuit sales, estimated to be approximately $16.6 billion in 1995, represent approximately 13% of the total integrated circuit market. Linear Technology competes primarily in the non-consumer segment of the linear IC market, which was approximately 61% of the total monolithic linear IC market for 1995.

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

Products and markets

         Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the linear circuit market. "High performance" is characterized by higher precision, both high power or micropower, higher speed, more subsystem integration on a single chip and many other special features. For the past several years, the Company has been focusing virtually all of its design efforts on proprietary products which are original designs by the Company offering unique characteristics differentiating them from those offered by competitors. For fiscal 1996, sales of proprietary products were approximately 94% of the Company's net sales.

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

         Linear circuits are used in various applications including: telecommunications, notebook and desktop computers, video/multimedia, computer peripherals, cellular telephones, industrial, automotive and process controls, network and factory automation products and satellites. The Company focuses its product development and marketing efforts on non-consumer applications where the Company believes it can position itself competitively with respect to product performance and functional value.

         The following table sets forth, with respect to each of the market areas served by the Company, examples of specific end applications of the Company's products.

Market              End Applications/Products                          Example Product Families
- ------------------- -------------------------------------- ------ ---- --------------------------------------
                                                           ------
Industrial Process  Flow or rate metering                        |
  Control           Position/pressure/                           |
                      temperature sensing and control            |
                    Robotics
                    Energy management
                    Process control data communication
                    Network and factory automation
                                                                       Data acquisition products
                                                                       High performance operational
                                                                 |          amplifiers
                                                                 |     Interface (RS 485/232) products
                                                                 |     Instrumentation amplifiers
Instrumentation/    Curve tracers                                ----  Linear voltage regulators
  Measurement       Logic analyzers                              |     Line drivers
                    EKG, CAT scanners                            |     Line receivers
                    Multimeters                                  |     Precision comparators
                    Network analyzers                                  Precision voltage references
                    Oscilloscopes                                      Switched capacitor filters
                    Scales                                             Switching voltage regulators
                    Test equipment                                     Voltage references
                    Voltmeters

Military/Space      Communications
                    Displays
                    Firing control
                    Ground support equipment
                    Guidance control
                    Radar systems
                    Sonar systems                                |
                    Surveillance equipment                       |
                    Satellites                                   |
                                                           ------

                                                           ------
Computer/Data       Communications/interface modems              |     Battery charging
  Processing        DC - DC converters                           |     DC - DC converters
                    Disk drives                                  |     Data acquisition products
                    Notebook computers                                 Linear voltage regulators
                    Desktop computers                                  Line drivers
                    Monitors                                           Line receivers
                    Plotters                                     ----  Micropower products
                    Printers                                           Precision operational amplifiers
                    Power supplies                                     Precision voltage references
                    Personal digital assistance systems                Switched capacitor filters
                    Battery chargers                             |     Switching voltage regulators
                    Video/multimedia                             |     PCMCIA power switching
                                                                 |     Power management
                                                           ------

                                                           ------
Telecommunications  Cellular phones                              |     DC - DC converters
  and Other         Pagers                                       |     High-speed amplifiers
  (Automotive,      Engine/transmission control                  |     Line drivers
  Audio)            Modems/fax machines                                Line receivers
                    PBX                                                Low noise operational amplifiers
                    Security systems                             ----  Micropower products
                    Global positioning systems                         Power management
                    T1 telecommunication                               Switched capacitor filters
                    High bit rate digital subscriber loop              Voltage references
                    Channel service unit/data service unit       |     Voltage regulators
                                                                 |     Data acquisition products
                                                                 |     V.35 transceiver
                                                           ------

Marketing and customers

         The Company markets its products worldwide, primarily through a network of independent sales representatives and electronics distributors, to a broad range of customers in diverse industries. In certain limited geographical markets the Company has direct sales staff. The Company sells to over 12,000 Original Equipment Manufacturer (OEM) customers, many of which purchase on an individual purchase order basis, rather than pursuant to long-term agreements. The Company's two largest domestic distributors accounted for 20%, 23% and 21% of net sales for fiscal 1996, 1995, and 1994, respectively. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of net sales for fiscal 1996, 1995 or 1994.

          The Company has agreements with 21 independent sales representatives in the United States and 2 in Canada. Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 6 independent distributors in the United States, 2 in Canada, 18 in Europe, 3 in Japan, 2 each in Korea and Taiwan, and 1 each in Singapore, South Africa, Hong Kong, India, Israel and Australia. The Company's distributors purchase the Company's products for resale to customers. Additionally, domestic distributors often sell competitors' products. Under certain agreements, the Company's domestic distributors are entitled to price rebates on inventory if the Company lowers the prices of its products. The agreements also generally permit distributors to exchange up to 5% of purchases semi-annually. See Note 1 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit 13.1 of this Form 10-K, which contains certain information included in the Company's 1996 Annual Report to Shareholders.

         The Company's sales organization is divided into domestic and international regions, with sales managers based at the Company's headquarters and in the metropolitan areas of Boston, Philadelphia, Raleigh, Chicago, Dallas, Los Angeles, Irvine, London, Stockholm, Dusseldorf, Munich, Stuttgart, Paris, Singapore, Tokyo, Taipei and Seoul. The Company's products typically require a sophisticated technical sales effort.

         During fiscal 1996, 1995, and 1994, export sales were primarily to Europe, Japan and Asia and represented approximately 52%, 49%, and 45% of net sales, respectively. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. A strengthening of the dollar in relation to other currencies may, however, create pricing pressure. Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.

         The Company's backlog of released and firm orders was approximately $65.3 million at June 30, 1996, as compared with $93.3 million at July 2, 1995. In addition to its backlog, the Company had $21.4 million of product sold to and held by domestic distributors at June 30, 1996 as compared to $15.6 million at July 2, 1995. Shipments to domestic distributors are not recognized as sales until the distributor has sold the products to its customers. The Company expects to ship virtually all of its backlog as of June 30, 1996 prior to June 29, 1997. The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment. Although the Company receives volume purchase orders, most such purchase orders are cancelable by the customer without significant penalty. Lead time for the release of purchase orders depends upon the scheduling practices of the individual customer, so the rate of booking new orders varies from month to month. During fiscal 1996, the ordering practices of many semiconductor customers shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates. The change in ordering pattern was in part due to the increase in product availability from the overall slowdown in the semiconductor industry. The Company's agreements with certain distributors provide for limited price protection. Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

Manufacturing

         The Company's wafer fabrication and manufacturing facility located at its headquarters in Milpitas, California, was built to Company specifications to support a number of sophisticated process technologies and to satisfy rigorous quality assurance and reliability requirements of United States military specifications and major worldwide OEM customers. The Company currently uses four-inch diameter wafers in the production of its devices. The Company's basic process technologies include high speed bipolar, high gain, low noise bipolar and silicon gate complementary metal-oxide semiconductor ("CMOS") processes. The Company has also a proprietary complementary bipolar process. The Company's bipolar processes are used in linear circuits where high voltages, high power, low noise or effective component matching is necessary. The Company's proprietary silicon gate CMOS processes provide switch characteristics required for many linear circuit functions, as well as an efficient mechanism for combining linear and digital circuits on the same chip. The Company's CMOS processes were developed to address the specific requirements of linear circuit functions. The complementary bipolar process was developed to address higher speed analog functions. The Company's basic processes can be combined with a number of adjunct processes to create a diversity of IC components. The accompanying chart provides a brief overview of the Company's IC process capabilities:

- ---------------------------------------------------------------------------------------------------
                                   PROCESS CAPABILITIES
- ---------------------- ---------------------------------------- -----------------------------------

Process Families       Benefit/Market Advantage                 Product Application
- ----------------       ------------------------                 -------------------

P-Well SiGate CMOS     General purpose, stability               Switches, filters, data conversion,
                                                                chopper amplifiers

N-Well SiGate CMOS     Speed, density, stability                Switches, data conversion

BICMOS                 Speed, density, stability, flexibility   Data conversion

High Power Bipolar     Power (100 watts), high current          Linear and smart power products,
                       (10 amps)                                switching regulators

Low Noise Bipolar      Precision, low current, low noise,       Op amps, voltage references
                       high gain

High Speed Bipolar     Fast, wideband, video high data          Op amps, video, comparators,
                       rate                                     switching regulators

JFETS                  Speed, precision, low current            Op amps, switches, sample and
                                                                hold

Rad - Hard             Total dose radiation hardened            All space products

Complementary Bipolar  Speed, low distortion, precision         Op amps, video amps, converters

CMOS/ Thin Films       Stability, precision                     Filters, data conversion

High Voltage CMOS      High voltage general-purpose,            Switches, chopper amplifiers
                       compatible with Bipolar

Bipolar/Thin Films     Precision, stability, matching           Converters, amplifiers

- ---------------------- ---------------------------------------- -----------------------------------

         The Company emphasizes quality and reliability from initial product design through manufacturing, packaging and testing. The Company's design team focuses on fault tolerant design and optimum location of circuit elements to enhance reliability. Linear Technology's wafer fabrication facility has been designed to minimize wafer handling and the impact of operator error through the use of microprocessor-controlled equipment. In 1984, the Company obtained Defense Electronics Supply Center (DESC) qualification to participate in high reliability JAN38510 (class B) military business. In 1987, the Company received Jan Class S Microcircuit Certification, which enables the Company to manufacture products intended for use in space or for critical applications where replacement is extremely difficult or impossible and where reliability is imperative. The Company has been recertified by a joint team from DESC, Naval Weapons Support Center (NWSC), National Aeronautics and Space Administration
(NASA), and the space division of the United States Air Force (USAF).

         In 1993, the Company was certified to comply with the ISO9001 international quality standard. This certification covers the Company's design, manufacturing and service organizations and is an important standard especially in the European marketplace.

         The Company has completed construction of its new wafer fabrication facility in Camas Washington and is in the process of installing and testing equipment. The Company intends to use and enhance some of its existing processes and develop new processes at this facility. Manufacturing operations are scheduled to begin in the first half of calendar 1997.

          Processed wafers are sent to either the Company's assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in October 1994 and services approximately two-thirds of the Company's assembly requirements for plastic packages. Significant assembly subcontractors used by the Company are Carsem(M) Sdn and Unisem(M) Sdn in Malaysia, ASAT in Hong Kong, Anam Industrial Co., Team Pacific and Pacific Semiconductor in the Philippines, and Chinteik in Bangkok. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

         After assembly, most products are sent to the Company's Singapore facility for final testing, inspection and packaging as required. Some products are returned to Milpitas for the same back-end processing.

         Linear Technology from time to time has experienced competition from other manufacturers seeking assembly of circuits by independent contractors. The Company currently believes that alternative foreign assembly sources could be obtained without significant interruption. Foreign assembly is subject to risks normally associated with foreign operations, including changes in local governmental policies, currency fluctuations, transportation delays and the imposition of export controls or increased import tariffs.

         From time to time certain materials, including silicon wafers and plastic molding compounds, have been in short supply. To date the Company has experienced no delays in obtaining raw materials which have adversely affected production. As is typical in the industry, the Company must allow for significant lead times in delivery of its materials.

         Manufacturing of individual products, from wafer fabrication through final testing, may take from ten to sixteen weeks. Since the Company sells a wide variety of device types, and customers typically expect delivery of products within a short period of time following order, the Company maintains a substantial work-in-process and finished goods inventory.

         Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal 1997.

Patents, licenses and trademarks

         The Company has been awarded 69 United States patents, and has filed 55 additional patent applications. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

         As of June 30, 1996, the Company had 122 employees engaged in new product design at its Milpitas facility. In addition, at fiscal year end, the Company had 13 employees at its Singapore design center and 15 employees at its Boston design center.

         For  the  fiscal  years  1996,   1995,  and  1994,  the  Company  spent
approximately  $31,058,000,  $23,931,000,  and  $18,394,000,   respectively,  on
research and development.

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

Employees

         As of June 30, 1996, the Company had 1,638 employees, including 140 in marketing and sales, 320 in research, development and engineering related functions, 1,112 in manufacturing and production, and 66 in management, administration and finance. The Company's success depends upon a number of key employees, the loss of whom could adversely impact the Company. The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. In the San Jose/Silicon Valley area, where the Company's principal facilities are located, competition for such employees is intense.

         The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

         The executive officers of the Company, and their ages as of June 30, 1996, are as follows:

Name                      Age              Position
- ----                      ---              --------

Robert H. Swanson, Jr..... 57    President, Director and Chief Executive Officer
Paul Chantalat............ 46    Vice President Quality and Reliability
Paul Coghlan.............. 51    Vice President of Finance and Chief Financial
                                    Officer
Timothy D. Cox............ 48    Vice President of North American Sales
Clive B. Davies........... 53    Vice President and Chief Operating Officer
Robert C. Dobkin.......... 52    Vice President of Engineering
Sean T. Hurley............ 58    Vice President of Operations
Thomas D. Recine.......... 58    Vice President of Marketing
Hans J. Zapf.............. 56    Vice President of International Sales
Arthur F. Schneiderman.... 54    Secretary


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

Item 2.  Properties

         In Milpitas, California, the Company owns three buildings and leases two other buildings in the same business complex. Since 1987, the Company has owned an approximately 40,600 square foot building currently being used for its four-inch wafer fabrication lines and adjunct support services. During fiscal 1996, the Company purchased land and two buildings of approximately 45,000 total square feet that it had previously leased. The Company is leasing a building of approximately 43,000 square feet, which is currently being used for testing, shipping and administration. Additionally, the Company leases approximately 50,000 square feet in neighboring buildings to house its circuit design activities and regional sales staff.

         In July 1994, the Company occupied a 50,000 square foot manufacturing facility in Singapore. Test and packaging operations are performed at this facility along with some design and product distribution activity. The Company has a 30 year lease, with an option to extend for an additional 30 years, on the land where the Singapore plant is located.

         In October 1994, the Company opened a 55,000 square foot assembly plant in Penang, Malaysia. The Company has a 60 year lease on the land where the plant was constructed.

         During  fiscal  1996,  the  Company   completed   construction  of  its
approximately   60,000  square  foot  wafer   fabrication   facility  in  Camas,
Washington. The land for the site of the facility is owned by the Company.

         The Company also leases sales offices in the metropolitan areas of Boston, Philadelphia, Raleigh, Chicago, Dallas, Los Angeles, Irvine, London, Stockholm, Dusseldorf, Munich, Stuttgart, Paris, Tokyo, Taipei and Seoul. See
Note 3 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Company's 1996 Annual Report to Shareholders.

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

                                     PART II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

         The information required by the Item is incorporated by reference to the section entitled "Quarterly Results and Stock Market Data" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 1996 Annual Report to Shareholders.

Item 6.   Selected Financial Data

         The information required by the Item is incorporated by reference to the section entitled "Selected Financial Information/Five-Year Trend" of Exhibit
13.1 to this Form 10-K which contains certain information included in the Registrant's 1996 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by the Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 1996 Annual Report to Shareholders.

Item 8.    Financial Statements and Supplementary Data

         Consolidated Financial Statements of Linear Technology at June 30, 1996 and July 2, 1995 and for each of the three years in the period ended June 30, 1996, the report of Ernst & Young LLP, independent auditors, thereon and unaudited quarterly financial data for the two year period ended June 30, 1996 are incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's 1996 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The information required by this item for the Company's directors is incorporated by reference to the 1996 Proxy Statement, under the caption "Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

         Incorporated by reference to the 1996 Proxy Statement, the section titled "Executive Compensation."

Item 12.   Security  Ownership  of Certain  Beneficial  Owners  and Management

         Incorporated by reference to the 1996 Proxy Statement, the section titled "Record Date and Voting Securities" and the section titled "Security Ownership."

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

         All other schedules are omitted since the  information  required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

      3.   Exhibits

         The exhibits listed in Item 14(c) are filed as part of this Annual Report. Each compensatory plan required to be filed has been indicated in Item 14(c).

(b)   Reports on Form 8-K.

      None

(c)   Exhibits

      3.1       Articles of Incorporation of Registrant, as amended.(1)

      3.3       Bylaws of Registrant, as amended.(3)

      10.1      1981 Incentive Stock Option Plan, as amended,  and form of Stock
                Option  Agreements,   as  amended  (including  Restricted  Stock
                Purchase Agreement).(*)(5)

      10.11 Agreement to Build and Lease dated January 8, 1986 between Callahan-Pentz Properties, McCarthy Six and the Registrant.(2)

      10.25 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.(*)(4)

      10.35 1988 Stock Option Plan, as amended, form of Incentive Stock Option Agreement, as amended, and form of Nonstatutory Stock Option Agreement, as amended.(*)(8)

      10.36     Form of Indemnification Agreement.(3)

      10.45 Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(6)

      10.46 Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (7)

      13.1 Certain information included in the Registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996.

      21.1      Subsidiaries of Registrant.

      23.1      Consent of Ernst & Young LLP,  Independent  Auditors.  (see page
                24)

      24.1      Power of Attorney. (see page 21)

      27.1      Financial Data Schedule.

- --------------------------------------------------------------------------------
(Footnotes to Item 14 (c))

(*)  The item listed is a compensatory plan of the Company.

(1) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits," of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1995.

(2) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-4766), which became effective on May 28, 1986.

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

(7) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 1994.

(8) Incorporated by reference to identically numbered exhibit filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1994.


(d) Financial Statement Schedule filed as a part of this Annual Report is listed below:



Schedule
 Number                                Description
- --------       -----------------------------------------------------------------

   II                        Valuation and qualifying accounts.

                          LINEAR TECHNOLOGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Item 14(a)1)



                                                               Page Reference to
                                                               Exhibit 13.1

Consolidated  balance  sheets  at June 30,  1996 and July 2,
1995                                                                  E13.1-6

Consolidated  statements  of  income  for each of the  three
years in the period ended June 30, 1996                               E13.1-5

Consolidated  statements of shareholders' equity for each of
the three years in the period ended June 30, 1996                     E13.1-8

Consolidated  statements of cash flows for each of the three
years in the period ended June 30, 1996                               E13.1-7

Notes to consolidated financial statements                            E13.1-9 to
                                                                      E13.1-14

Report of Ernst & Young LLP, independent auditors                     E13.1-15

         The Consolidated Financial Statements listed in the above index are hereby incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's Annual Report to Shareholders for the year ended June 30, 1996.

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

                          LINEAR TECHNOLOGY CORPORATION
                          -----------------------------
                                  (Registrant)


                         By: /s/ Robert H. Swanson, Jr.
                            ----------------------------
                             Robert H. Swanson, Jr.
                               President and Chief
                                Executive Officer
                               September 23, 1996

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


/s/ Robert H. Swanson, Jr.           /s/ Paul Coghlan
- ----------------------------------   ----------------------------------------
Robert H. Swanson, Jr.               Paul Coghlan
President and Chief Executive        Vice President of Finance and Chief
Officer (Principal Executive         Financial Officer (Principal Financial
Officer) and  Director               Officer and Principal Accounting Officer)
September 23, 1996                   September 23, 1996


/s/ David S. Lee                     /s/ Thomas S. Volpe
- ----------------------------------   ----------------------------------------
David S. Lee                         Thomas S. Volpe
Director                             Director
September 23, 1996                   September 23, 1996


/s/ Leo T. McCarthy                  /s/ Richard M. Moley
- ----------------------------------   ----------------------------------------
Leo T. McCarthy                      Richard M. Moley
Director                             Director
September 23, 1996                   September 23, 1996

                                                                     SCHEDULE II



                          LINEAR TECHNOLOGY CORPORATION
                                   ----------

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)



                                                           Additions
                                            Balance at     Charged to                 Balance at
                                            Beginning      Costs and                  End of
                                            of Period      Expenses   Deductions(1)   Period
                                            ----------    ---------   -------------   ---------

Allowance for doubtful accounts:

   Year ended July 3, 1994..........        $      490    $       60    $      ---    $      550
                                            ==========    ==========    ==========    ==========

   Year ended July 2, 1995..........        $      550    $      181    $        3    $      728
                                            ==========    ==========    ==========    ==========

   Year ended June 30, 1996.........        $      728    $       60    $       12    $      776
                                            ==========    ==========    ==========    ==========

(1)  Write-offs of doubtful accounts.