Form 10-Q
period 1996-09-29
LINEAR TECHNOLOGY CORP /CA/
filed 1996-11-12
CIK 791907

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

  [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 29, 1996 or

  [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-14864


                         LINEAR TECHNOLOGY CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             California                                     94-2778785
             ----------                                     ----------
    (State or other jurisdiction                          (I.R.S. Employer
         or incorporation)                                Identification No.)


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


         There were 74,470,559 shares of the Registrant's Common Stock and outstanding as of October 28, 1996.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 29, 1996





                                      INDEX



                                                                           Page
                                                                           ----
Part I:    Financial Information

           Item 1.  Financial Statements

                    Condensed  Consolidated  Statements  of  Income         2
                    for the three months ended September 29, 1996 and October 1, 1995.

                    Condensed  Consolidated  Balance Sheets at              3-4
                    September 29, 1996 and June 30, 1996.

                    Condensed Consolidated  Statements of Cash              5-6
                    Flows for the three months ended September
                    29, 1996 and October 1, 1995.

                    Notes to Condensed Consolidated Financial Statements    7

           Item 2.  Management's Discussion and Analysis of Financial       8-10
                    Condition and Results of Operations


Part II:   Other Information

           Item 6.  Exhibits and Reports on Form 8-K                          11

Signatures                                                                    12

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements



                          LINEAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                      Three Months Ended
                                                      ------------------
                                                September 29,       October 1,
                                                   1996                1995
                                                -------------       ------------


Net sales                                        $90,063              $87,005

Cost of sales                                     25,779               25,425
                                                 -------              -------

     Gross profit                                 64,284               61,580
                                                 -------              -------

Expenses:

     Research and development                      8,186                7,028

     Selling, general and administrative          12,071               11,151
                                                 -------              -------

                                                  20,257               18,179
                                                 -------              -------

Operating income                                  44,027               43,401

Interest income                                    3,700                3,053
                                                 -------              -------

Income before income taxes                        47,727               46,454

Provision for income taxes                        16,369               15,934
                                                 -------              -------

Net income                                       $31,358              $30,520
                                                 =======              =======

Net income per share                             $  0.40              $  0.39
                                                 =======              =======

Cash dividends declared per share                $  0.05              $  0.04
                                                 =======              =======

Shares used in the calculation of net
      income per share                            77,595               77,699
                                                 =======              =======


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)






                                                      September 29,    June 30,
                                                          1996          1996
                                                      ------------     ---------
                                                       (unaudited)

Current assets:
     Cash and cash equivalents                         $  61,045      $  54,393
     Short-term investments                              271,331        268,079
     Accounts receivable, net of allowance
       for doubtful accounts of $791 ($776
       at June 30, 1996)                                  53,261         48,395
     Inventories:
         Raw materials                                     3,300          3,003
         Work-in-process                                   5,352          5,479
         Finished goods                                    3,988          4,448
                                                       ---------      ---------
                  Total inventories                       12,640         12,930

     Deferred tax assets                                  27,200         27,200
     Prepaid expenses and other current assets             7,054          7,883
                                                       ---------      ---------

                 Total current assets                    432,531        418,880
                                                       ---------      ---------
 Property, plant and equipment, at cost:
     Land, building and improvements                      51,584         50,964
     Manufacturing and test equipment                    116,587        111,174
     Office furniture and equipment                        2,687          2,667
                                                       ---------      ---------
                                                         170,858        164,805
     Less accumulated depreciation and
       amortization                                      (56,709)       (53,883)
                                                       ---------      ---------
     Net property, plant and equipment                   114,149        110,922
                                                       ---------      ---------
                                                       $ 546,680      $ 529,802
                                                       =========      =========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)






                                                         September 29,  June 30,
                                                             1996         1996
                                                         ------------   --------
                                                          (unaudited)

Current liabilities:
     Accounts payable                                      $ 10,351     $ 18,075
     Accrued payroll and related benefits                    14,679       21,319
     Deferred income on shipments to distributors            25,071       24,928
     Income taxes payable                                    22,176        8,395
     Other accrued liabilities                               11,933       13,681
                                                           --------     --------
         Total current liabilities                           84,210       86,398

Deferred tax liabilities                                      2,917        2,917

Shareholders' equity:
     Common stock, no par value, 120,000,000
         shares authorized; 74,368,259
         shares issued and outstanding at
         September 29,  1996 (74,661,637 shares
         at June 30, 1996)                                  134,666      132,482
     Retained earnings                                      324,887      308,005
                                                           --------     --------
         Total shareholders' equity                         459,553      440,487
                                                           --------     --------
                                                           $546,680     $529,802
                                                           ========     ========


                             See accompanying notes


                          LINEAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (unaudited)

                                                                   Three Months Ended
                                                             -----------------------------
                                                              September 29,    October 1,
                                                                  1996            1995
                                                             --------------   ------------
Cash flow from operating activities:
     Net income                                                $ 31,358        $ 30,520
     Adjustments to reconcile  net  income to net cash
          provided by operating activities:
       Depreciation and amortization                              2,826           2,372
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable              (4,866)         (2,535)
         Decrease (increase) in inventories                         290          (1,098)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                829             258
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                             (2,331)         11,459
         Tax benefit from stock option transactions               1,425           2,020
         Increase (decrease) in deferred income                     143             639
         Increase (decrease) in deferred tax liabilities           --               300
                                                               --------        --------
     Cash provided by operating activities                       29,674          43,935
                                                               --------        --------
Cash flow from investing activities:
     Purchase of short-term investments                         (57,361)        (67,773)
     Proceeds from sales and maturities of short-term
       investments                                               54,109          49,211
     Purchase of property, plant and equipment                   (6,053)         (8,677)
                                                               --------        --------
     Cash used in investing activities                           (9,305)        (27,239)
                                                               --------        --------

Cash flow from financing activities:
     Issuance of common stock under employee stock
       plans                                                      1,591           1,489
     Purchase of common stock                                   (11,598)           --
     Payment of cash dividends                                   (3,710)         (2,947)
                                                               --------        --------
     Cash used in financing activities                          (13,717)         (1,458)
                                                               --------        --------
Increase in cash and cash equivalents                             6,652          15,238
Cash and cash equivalents, beginning of period                   54,393          48,146
                                                               --------        --------
Cash and cash equivalents, end of period                       $ 61,045        $ 63,384
                                                               ========        ========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)





                                                        Three Months Ended
                                                   -----------------------------
                                                   September 29,     October 1,
                                                       1996             1995
                                                   -------------   -------------

Supplemental disclosures of cash flow
      information:

Cash paid during the period for income taxes        $  1,163         $  1,838



                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended September 29, 1996 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 30, 1996, included in the Company's Annual Report to Shareholders. The accompanying balance sheet at June 30, 1996 has been derived from audited financial statements as of that date.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 1997 and 1996 each have 52 weeks.

3. Net income per share is based upon the weighted average number of shares of common stock outstanding and common equivalent shares, if dilutive.

4. Included in property, plant and equipment at September 29, 1996 is approximately $50 million ($47.9 million at June 30, 1996) of construction in progress related to the Company's new wafer fabrication facility in Camas, Washington.

5. On July 23, 1996 the Board of Directors approved the repricing of stock option grants of 2,510,600 shares granted during fiscal 1996. In exchange for these new options, all vesting under the canceled options was lost and a new five year vesting period was started.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three months ended September 29, 1996 and October 1, 1995 as a percentage of net sales and provides the percentage increase in absolute dollars of such items from October 1, 1995 to September 29, 1996.


                                                        Three Months Ended
                                             -----------------------------------

                                             September 29,  October 1,
                                                 1996         1995     Increase
                                             ------------  ----------- ---------

Net sales                                       100.0%       100.0%        4%
Cost of sales                                    28.6         29.2         1
                                                -----        -----
         Gross profit                            71.4         70.8         4
                                                -----        -----

Expenses:
         Research & development                   9.1          8.1        16
         Selling, general & administrative       13.4         12.8         8
                                                -----        -----
                                                 22.5         20.9        11
                                                -----        -----
Operating income                                 48.9         49.9         1
Interest income                                   4.1          3.5        21
                                                -----        -----
Income before income taxes                       53.0%        53.4%        3
                                                =====        =====

Effective tax rates                              34.3%        34.3%
                                                =====        =====


         Net sales for the first quarter of fiscal 1997 increased 4% over net sales for the first quarter of fiscal 1996. Unit sales were approximately the same in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The average selling price for the first quarter of fiscal 1997 increased slightly over the first quarter of fiscal 1996 due to a shift in product mix. Sales of Jan S class (space qualified) parts, which have a higher average selling price due to extensive testing requirements, were higher in the first quarter of fiscal 1997 as compared to the same quarter in the prior fiscal year. Both international and domestic sales were slightly higher in the first quarter of fiscal 1997 as compared to sales in the first quarter of fiscal 1996.

          Gross profit increased by $2.7 million for the first quarter of fiscal 1997 over the first quarter of fiscal 1996. Gross profit as a percentage of net sales was 71.4% in the first quarter of fiscal 1997 compared to 70.8% for the corresponding period of fiscal 1996. Gross profit as a percentage of net sales increased slightly from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 mainly due to the shift in product mix referred to above. Somewhat offsetting the increase in gross profit were pre-production costs for the Company's next wafer fab in Camas, Washington.

         Research and development expenses increased by $1.2 million from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 due primarily to increased staffing of design engineering and support engineering personnel. Also contributing to the increase in research and development spending were increases in development mask sets and other expenses.

         Selling, general and administrative expenses increased by $0.9 million from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 due primarily to increases in advertising, sales seminars and other expenses, and a slight increase in selling, general, and administrative staffing.

         Interest income was $3.7 million for the first quarter of fiscal 1997 compared to $3.1 million for the first quarter of fiscal 1996. The additional interest income earned resulted from the increase in investment balances. The overall interest rate of the investment portfolio was approximately the same in the first quarter of fiscal 1997 as compared to that in the first quarter of fiscal 1996.

         The Company's effective tax rate for both the first quarters of fiscal 1997 and 1996 was 34.3%.

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

         We believe the long-term prospects for our business are excellent and we continue to invest in the plant infrastructure and technical talent to maximize our opportunities. In the short-term, however, reduced backlog and shorter lead times resulting from the excess inventory in customer channels have caused the business to be very dependent on orders that are received and shipped in the same quarter.

         Gross profit for fiscal 1997 as compared to that of fiscal 1996, may be negatively impacted by approximately 1% to 2% of net sales for fixed costs associated with our new wafer fabrication plant in Camas, Washington. The initial equipment there is being tested and manufacturing processes are being developed with manufacturing production scheduled to begin in the first half of calendar 1997.

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

Liquidity and Capital Resources

         At September 29, 1996, cash and short-term investments totaled $332.4 million, and working capital was $348.3 million.

         During the first quarter of fiscal 1997, the Company generated $29.7 million of cash from operating activities. Additionally, the Company generated $1.6 million from proceeds from common stock issued under employee stock option and stock purchase plans. The Company paid $11.6 million to purchase and retire approximately 470,000 shares of its common stock.

         The Company purchased $6.1 million of capital assets during the first quarter of fiscal 1997, including approximately $2.1 million for construction and equipment for its new wafer fabrication facility in Camas, Washington. The total spending on this project through September 29, 1996 was approximately $50 million. Manufacturing production is scheduled to begin in the first half of calendar 1997.

         During the first quarter of fiscal 1997, the Company paid its shareholders a $0.05 per share cash dividend which totaled $3.7 million. In October 1996, the Company's Board of Directors announced that a quarterly cash dividend of $0.05 per share will be paid during the second quarter of fiscal 1997. The payment of future dividends will be based on quarterly financial performance.


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







                                   LINEAR TECHNOLOGY CORPORATION

DATE:  November 12, 1996           BY    /s/Paul Coghlan
                                         ---------------------------------------
                                         Paul Coghlan
                                         Vice President, Finance &
                                         Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)