Form 10-Q
period 1996-12-29
LINEAR TECHNOLOGY CORP /CA/
filed 1997-02-07
CIK 791907

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X}   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 1996 or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-14864

                         LINEAR TECHNOLOGY CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)


             California                                 94-2778785
             ----------                                 -----------
(State or jurisdiction of incorporation)    (I.R.S. Employer Identification No.)


                              1630 McCarthy Blvd.
                        Milpitas, California 95035-7417
                                 (408) 432-1900
                                  -------------
               (Address, including zip code and telephone number,
        including area code of registrant's principal executive offices)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X      No
                                  ---        ---

         There were 75,172,933 shares of the Registrant's Common Stock issued and outstanding as of January 24, 1997.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                  THREE AND SIX MONTHS ENDED DECEMBER 29, 1996





                                      INDEX


                                                                                               Page
                                                                                               ----

Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the                         2
                      three and six months ended December 29, 1996 and
                      December 31, 1995

                      Condensed Consolidated Balance Sheets at                                  3-4
                      December 29, 1996 and June 30, 1996

                      Condensed Consolidated Statements of Cash Flows for the                   5-6
                      six months ended December 29, 1996 and December 31, 1995

                      Notes to Condensed Consolidated Financial Statements                        7

           Item 2.    Management's Discussion and Analysis of Financial                        8-10
                      Condition and Results of Operations


Part II:   Other Information

           Item 4.    Submission of Matters to a Vote of Security Holders                        11

           Item 6.    Exhibits and Reports on Form 8-K                                           11

Signatures                                                                                       12


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                          LINEAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                 Three Months Ended                             Six Months Ended
                                                 ------------------                             ----------------
                                         December 29,          December 31,          December 29,            December 31,
                                             1996                  1995                    1996                  1995
                                       -----------------     -----------------       -----------------     -----------------

Net sales                                 $ 90,080              $ 96,017                 $180,143              $183,022

Cost of sales                               26,033                27,646                   51,812                53,071
                                          --------              --------                 --------              --------

     Gross profit                           64,047                68,371                  128,331               129,951
                                          --------              --------                 --------              --------

Expenses:

     Research and development                8,207                 7,741                   16,393                14,769

     Selling, general and administrative    11,427                11,643                   23,498                22,794
                                          --------              --------                 --------              --------

                                            19,634                19,384                   39,891                37,563
                                          --------              --------                 --------              --------

Operating income                            44,413                48,987                   88,440                92,388

Interest income                              3,733                 3,255                    7,433                 6,308
                                          --------              --------                 --------              --------

Income before income taxes                  48,146                52,242                   95,873                98,696

Provision for income taxes                  16,515                17,919                   32,884                33,853
                                          --------              --------                 --------              --------

Net income                                $ 31,631              $ 34,323                 $ 62,989              $ 64,843
                                          ========              ========                 ========              ========

Net income per share                      $   0.40              $   0.44                 $   0.81              $   0.83
                                          ========              ========                 ========              ========

Cash dividends declared per share         $   0.05              $   0.04                 $   0.10              $   0.08
                                          ========              ========                 ========              ========
Shares used in the calculation of net
      income per share                      78,256                77,965                   77,926                77,832
                                          ========              ========                 ========              ========

                                                 See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)






                                                 December 29,     June 30,
                                                    1996            1996
                                                 -----------     ----------
                                                 (unaudited)

Current assets:
     Cash and cash equivalents                   $  58,366        $  54,393
     Short-term investments                        293,989          268,079
     Accounts receivable, net of allowance for
        doubtful accounts of $806 ($776 at
        June 30, 1996)                              62,299           48,395
     Inventories:
       Raw materials                                 3,374            3,003
       Work-in-process                               4,680            5,479
       Finished goods                                3,594            4,448
                                                 ---------        ---------
         Total inventories                          11,648           12,930

     Deferred tax assets                            27,200           27,200
     Prepaid expenses and other current assets       8,279            7,883
                                                 ---------        ---------

          Total current assets                     461,781          418,880
                                                 ---------        ---------
Property, plant and equipment, at cost:
     Land, building and improvements                53,014           50,964
     Manufacturing and test equipment              121,926          111,174
     Office furniture and equipment                  2,711            2,667
                                                 ---------        ---------
                                                   177,651          164,805
     Less accumulated depreciation and
       amortization                                (59,685)         (53,883)
                                                 ---------        ---------
     Net property, plant and equipment             117,966          110,922
                                                 ---------        ---------
                                                 $ 579,747        $ 529,802
                                                 =========        =========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                 (In thousands)






                                                   December 29,     June 30,
                                                       1996           1996
                                                   ------------     --------
                                                   (unaudited)

Current liabilities:
     Accounts payable                               $ 12,534        $ 18,075
     Accrued payroll and related benefits             18,795          21,319
     Deferred income on shipments to distributors     27,626          24,928
     Income taxes payable                             11,279           8,395
     Other accrued liabilities                        13,414          13,681
                                                    --------        --------
          Total current liabilities                   83,648          86,398

Deferred tax liabilities                               2,917           2,917
Shareholders' equity:
     Common stock, no par value, 120,000
         shares authorized; 74,864
         shares issued and outstanding at
         December 29, 1996 (74,662 shares
         at June 30, 1996)                           140,388         132,482
      Retained earnings                              352,794         308,005
                                                    --------        --------
          Total shareholders' equity                 493,182         440,487
                                                    --------        --------
                                                    $579,747        $529,802
                                                    ========        ========



                             See accompanying notes


                          LINEAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (unaudited)

                                                                             Six Months Ended
                                                                     ----------------------------------
                                                                     December 29,          December 31,
                                                                         1996                 1995
                                                                     ------------          ------------
Cash flow from operating activities:
     Net income                                                      $  62,989              $  64,843
     Adjustments to  reconcile  net  income to net cash
         provided  by  operating activities:
       Depreciation and amortization                                     5,825                  4,891
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                    (13,904)                (4,999)
         Decrease (increase) in inventories                              1,282                 (2,050)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                      (396)                (2,209)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                    (5,448)                 8,881
         Tax benefit from stock option transactions                      1,425                  5,795
         Increase (decrease) in deferred income                          2,698                  4,205
         Increase (decrease) in deferred tax liabilities                  --                      600
                                                                     ---------              ---------
     Cash provided by operating activities                              54,471                 79,957
                                                                     ---------              ---------

Cash flow from investing activities:
     Purchase of short-term investments                               (109,812)              (133,547)
     Proceeds from sales and maturities of short-term
       investments                                                      83,902                106,251
     Purchase of property, plant and equipment                         (12,869)               (21,769)
                                                                     ---------              ---------
     Cash used in investing activities                                 (38,779)               (49,065)
                                                                     ---------              ---------
Cash flow from financing activities:
     Issuance of common stock under employee stock  plans                7,313                  5,281
     Purchase of common stock                                          (11,598)                (3,501)
     Payment of cash dividends                                          (7,434)                (5,898)
                                                                     ---------              ---------
     Cash used in financing activities                                 (11,719)                (4,118)
                                                                     ---------              ---------
Increase in cash and cash equivalents                                    3,973                 26,774
Cash and cash equivalents, beginning of period                          54,393                 48,146
                                                                     ---------              ---------
Cash and cash equivalents, end of period                             $  58,366              $  74,920
                                                                     =========              =========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)





                                                         Six Months Ended
                                                     ---------------------------
                                                     December 29,   December 31,
                                                         1996           1995
                                                     ------------   ------------

Supplemental disclosures of cash flow information:

Cash paid during the period for income taxes              $28,575      $30,422



                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six months ended December 29, 1996 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 30, 1996 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at June 30, 1996 has been derived from audited financial statements as of that date.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 1997 and 1996 each have 52 weeks.

3. Net income per share is based upon the weighted average number of shares of common stock outstanding and common equivalent shares, if dilutive.

4. Included in property, plant and equipment at December 29, 1996 is approximately $55.2 million ($47.9 million at June 30, 1996) of construction in progress related to the Company's new wafer fabrication facility in Camas, Washington. This facility is expected to be completed and placed in service during the second half of fiscal 1997.

5. On July 23, 1996 the Board of Directors approved the repricing of stock option grants of 2,510,600 shares granted during fiscal 1996. In exchange for these new options, all vesting under the canceled options was lost and a new five year vesting period was started.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three and six months ended December 29, 1996 and December 31, 1995 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended December 29, 1996 to the corresponding periods from the prior fiscal year:

                                             Three Months Ended                               Six Months Ended
                                ----------------------------------------------- -----------------------------------------------

                                December 29,    December 31,      Increase      December 29,     December 31,    Increase
                                    1996            1995         (Decrease)         1996             1995       (Decrease)

Net sales                          100.0%         100.0%            (6)%           100.0%           100.0%          (2)%
Cost of sales                       28.9           28.8             (6)             28.8             29.0           (2)
                                   -----          -----                            -----            -----
    Gross profit                    71.1           71.2             (6)             71.2             71.0           (1)
                                   -----          -----                            -----            -----

Expenses:
    Research & development           9.1            8.1              6               9.1              8.1           11
    Selling, general &
       administrative               12.7           12.1             (2)             13.0             12.4            3
                                   -----          -----                            -----            -----
                                    21.8           20.2              1              22.1             20.5            6
                                   -----          -----                            -----            -----
Operating income                    49.3           51.0             (9)             49.1             50.5           (4)
Interest income                      4.1            3.4             15               4.1              3.4           18
                                   -----          -----                            -----            -----
Income before income taxes          53.4%          54.4%            (8)             53.2%            53.9%          (3)
                                    ====           ====                             ====             ====

Effective tax rates                 34.3%          34.3%                            34.3%            34.3%
                                    ====           ====                             ====             ====

         Net sales for the second quarter ended December 29, 1996 decreased $5.9 million or 6% as compared to the second quarter of the prior fiscal year. This decrease was due primarily to lower unit shipments as the average unit selling price was generally unchanged from the prior year quarter. Lower unit shipments resulted from lower order backlog entering the quarter as certain customers reduced or delayed orders to lower their own excess inventory levels. Geographically, sales were down a similar percentage both internationally and domestically.

         Net sales for the six months ended December 29, 1996 decreased $2.9 million or 2% as compared to the prior fiscal period due to lower shipment volumes offset partially by a higher average unit price resulting from a more favorable product mix. Both international and domestic sales were down slightly during this period.

         Gross profit decreased $4.3 million and $1.6 million, respectively, for the second quarter and first six months of fiscal 1997 over the corresponding periods in fiscal 1996. Gross profit declined in line with the lower net sales levels achieved during the fiscal 1997 periods as gross profit as a percentage of net sales remained relatively stable at 71.1% and 71.2% for the second quarter and first six months of fiscal 1997, respectively. Pre-production costs attributable to the Company's new wafer fabrication facility in Camus, Washington were generally offset by lower period costs during the second quarter of fiscal 1997 and a more favorable product mix for the six month period ended December 29, 1996.

         Research and development expenses increased $0.5 million or 6% and $1.6 million or 11%, respectively, for the second quarter and first six months of fiscal 1997 as compared with the prior year periods. These increases were due primarily to additions of design and test engineering personnel as well as an increase in spending for development mask sets.

         Selling, general and administrative expenses decreased $.02 million or 2% for the second quarter and increased $0.7 million or 3% for the first six months of fiscal 1997 as compared with the prior year periods. The decrease in spending in the second quarter of fiscal 1997 over the second quarter of fiscal 1996 is due primarily to lower commissions resulting from the lower sales level offset partially by higher advertising expenses. The increase in spending for the first six months of fiscal 1997 over the comparable period of fiscal 1996 is due to an increase in advertising, sales seminars and travel expenses offset to some extent by lower commissions.

         Interest income was $3.7 million and $7.4 million for the second quarter and first six months of fiscal 1997, respectively, compared to $3.3 million and $6.3 million for the corresponding periods of fiscal 1996. The increases in interest income for these periods resulted from an increase in invested cash balances.

         The Company's effective tax rate for the second quarter and first six months of fiscal 1997 was 34.3% consistent with the prior year periods of fiscal 1996.


Factors Affecting Future Operating Results

         Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, timely ramp-up of new facilities and the timely introduction of new processes and products.

         Management of the Company believes the long-term prospects for the business are excellent and continues to invest in the plant infrastructure and technical talent to maximize its opportunities. In the short-term the Company's business appears to be positioned to resume sales growth beginning in the third quarter after the past three quarters of generally flat sales. During the second quarter, customer orders began to accelerate moderately. This increase in orders appears to be widely distributed across geographic areas and end markets and appears to indicate a return to steady moderate sales growth. However, coming off this flat sales period, reduced backlog and shorter lead times continue to cause the business to be more dependent on orders that are received and shipped in the same quarter. Although customer order growth appears to be increasing now, there is no guarantee that this trend will continue.

         In response to this growth in customer orders, the Company is commencing initial production during the third quarter at its newly constructed fabrication plant in Camas, Washington. As a result, gross profit may be adversely impacted in the remainder of fiscal 1997 by approximately 1% to 2% of net sales. The plant is not expected to fully absorb this incremental increase in fixed start-up costs until higher production levels are achieved. This is expected to occur in the second half of the 1997 calendar year.

         Past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability.

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

Liquidity and Capital Resources


         At December 29, 1996 cash, cash equivalents and short-term investments totaled $352.4 million, and working capital was $378.1 million.

         During the first six months of fiscal 1997, the Company generated $54.5 million of cash from operating activities. Additionally, the Company generated $7.3 million from proceeds from common stock issued under employee stock option and stock purchase plans. The Company paid $11.6 million to purchase and retire approximately 470,000 shares of its common stock.

         The Company purchased $12.9 million of capital assets during the first six months of fiscal 1997, including approximately $7.3 million for construction and equipment for its new wafer fabrication facility in Camas, Washington. The total spending on this project through December 29, 1996 was approximately $55.2 million. Initial manufacturing production is scheduled to begin in the third quarter of fiscal 1997.

         During the first six months of fiscal 1997, the Company paid its shareholders cash dividends totaling $7.4 million. In January 1997, the Company's Board of Directors announced that a quarterly cash dividend of $0.05 per share will be paid during the third quarter of fiscal 1997. The payment of future dividends will be based on quarterly financial performance.

         Historically, the Company has satisfied its liquidity needs through cash generated from operations, the placement of equity securities and the utilization of lease financing for capital equipment and facilities. Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the foreseeable future.

PART II.      OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Company, held on November 6, 1996, in Milpitas, California, the shareholders elected members of the Company's Board of Directors and ratified the Company's proposals to adopt the 1996 Incentive Stock Option Plan and the Senior Executive Bonus Plan and to appoint Ernst & Young LLP as independent auditors.

The vote for nominated directors was as follows:


NOMINEE                            FOR                        WITHHELD
-------                            ---                        --------

Robert H. Swanson, Jr.          64,789,525                    119,316
David S. Lee                    64,786,294                    122,547
Thomas S. Volpe                 64,784,765                    124,076
Leo T. McCarthy                 64,772,339                    136,502
Richard M. Moley                64,787,386                    121,455


The vote to ratify the adoption of the 1996 Incentive Stock Option Plan was as follows:


            FOR                   AGAINST                      ABSTAIN
            ---                   -------                      -------
        33,218,372              22,340,872                     619,947


The vote to ratify the adoption of the Senior Executive Bonus Plan was as follows:


            FOR                   AGAINST                      ABSTAIN
            ---                   -------                      -------

        62,218,372                1,011,157                    485,656


The vote to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal 1997 was as follows:


            FOR                   AGAINST                      ABSTAIN
            ---                   -------                      -------

        64,474,937                  38,197                      77,877



Item 6.       Exhibits and Reports on Form 8-K

                  a)   Exhibits

                       10.47  1996 Incentive Stock Option Plan

                       10.48  Senior Executive Bonus Plan

                       27.1   Financial Data Schedule

                  b)   Reports on Form 8-K

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                    LINEAR TECHNOLOGY CORPORATION

DATE:  February 7, 1997            BY    /s/Paul Coghlan
                                          -------------------------------------
                                          Paul Coghlan
                                          Vice President, Finance &
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)