Form 10-Q
period 1997-03-30
LINEAR TECHNOLOGY CORP /CA/
filed 1997-05-12
CIK 791907

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997 or

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


                                Yes  X         No
                                    ---


         There were 75,444,734 shares of the Registrant's Common Stock issued and outstanding as of April 25, 1997.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                   THREE AND NINE MONTHS ENDED MARCH 30, 1997


                                      INDEX


                                                                                 Page
                                                                                 ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the           2
                      three and nine months ended  March 30, 1997 and
                      March 31, 1996

                      Condensed Consolidated Balance Sheets at March 30, 1997     3-4
                      and June 30, 1996

                      Condensed Consolidated  Statements of Cash Flows for the      5
                      nine months ended March 30, 1997 and March 31, 1996

                      Notes to Condensed Consolidated Financial Statements          6

           Item 2.    Management's Discussion and Analysis of Financial           7-9
                      Condition and Results of Operations


Part II:   Other Information

           Item 6.    Exhibits and Reports on Form 8-K                             10

Signatures                                                                         11


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                          LINEAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                Three Months Ended                            Nine Months Ended
                                                ------------------                            -----------------
                                           March 30,             March 31,               March 30,              March 31,
                                             1997                 1996                    1997                   1996
                                       -----------------     ----------------       ------------------    -----------------

Net sales                                  $  95,033            $ 104,710                $ 275,176              $ 287,732

Cost of sales                                 27,435               28,473                   79,247                 81,544
                                           ---------            ---------               ----------              ---------

     Gross profit                             67,598               76,237                  195,929                206,188
                                           ---------            ---------               ----------              ---------

Expenses:

     Research and development                  9,268                8,309                   25,661                 23,078

     Selling, general and administrative      10,641               13,832                   34,139                 36,626
                                           ---------            ---------               ----------              ---------

                                              19,909               22,141                   59,800                 59,704
                                           ---------            ---------               ----------              ---------

Operating income                              47,689               54,096                  136,129                146,484

Interest income                                4,031                3,383                   11,464                  9,691
                                           ---------            ---------               ----------              ---------

Income before income taxes                    51,720               57,479                  147,593                156,175

Provision for income taxes                    17,740               19,715                   50,624                 53,568
                                           ---------            ---------               ----------              ---------

Net income                                 $  33,980            $  37,764               $   96,969              $ 102,607
                                           =========            =========               ==========              =========

Net income per share                       $    0.43            $    0.48               $     1.24              $    1.32
                                           =========            =========               ==========              =========

Cash dividends declared per share          $    0.05            $    0.04               $     0.15              $    0.12
                                           =========            =========               ==========              =========

Shares used in the calculation of net
      income per share                        78,993               78,219                   78,281                 77,961
                                           =========            =========               ==========              =========

                                                  See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                           March 30,                  June 30,
                                                             1997                      1996
                                                       ------------------        ------------------
                                                          (unaudited)
Current assets:
     Cash and cash equivalents                             $  44,108                 $  54,393
     Short-term investments                                  342,813                   268,079
     Accounts receivable, net of allowance for
       doubtful accounts of $806 ($776 at
       June 30, 1996)                                         62,072                    48,395
     Inventories:
       Raw materials                                           2,926                     3,003
       Work-in-process                                         5,106                     5,479
       Finished goods                                          3,664                     4,448
                                                           ---------                 ---------

         Total inventories                                    11,696                    12,930

     Deferred tax assets                                      27,200                    27,200
     Prepaid expenses and other current assets                 7,013                     7,883
                                                           ---------                 ---------

         Total current assets                                494,902                   418,880
                                                           ---------                 ---------

Property, plant and equipment, at cost:
     Land, building and improvements                          53,084                    50,964
     Manufacturing and test equipment                        128,325                   111,174
     Office furniture and equipment                            2,741                     2,667
                                                           ---------                 ---------

                                                             184,150                   164,805
     Less accumulated depreciation and
     amortization                                            (62,414)                  (53,883)
                                                           ---------                 ---------

     Net property, plant and equipment                       121,736                   110,922
                                                           ---------                 ---------

                                                           $ 616,638                 $ 529,802
                                                           =========                 =========

                                            See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                 (In thousands)
                                                         March 30,               June 30,
                                                           1997                    1996
                                                      ----------------       ----------------
                                                        (unaudited)
Current liabilities:
     Accounts payable                                  $   9,698                $  18,075
     Accrued payroll and related benefits                 14,681                   21,319
     Deferred income on shipments to distributors         26,635                   24,928
     Income taxes payable                                  8,808                    8,395
     Other accrued liabilities                            13,035                   13,681
                                                       ---------                ---------

         Total current liabilities                        72,857                   86,398

Deferred tax liabilities                                   2,917                    2,917

Shareholders' equity:
     Common stock, no par value, 120,000
         shares authorized; 75,412
         shares issued and outstanding at
         March 30, 1997 (74,662 shares
         at June 30, 1996)                               157,848                  132,482
     Retained earnings                                   383,016                  308,005
                                                       ---------                ---------

         Total shareholders' equity                      540,864                  440,487
                                                       ---------                ---------

                                                       $ 616,638                $ 529,802
                                                       =========                =========


                             See accompanying notes

                                               LINEAR TECHNOLOGY CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                      (In thousands)
                                                        (unaudited)

                                                                       Nine Months Ended
                                                          -------------------------------------------
                                                               March 30,                March 31,
                                                                  1997                    1996
                                                            ---------------          ---------------
Cash flow from operating activities:
     Net income                                                $  96,969                  $ 102,607
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                               8,835                      7,511
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable              (13,677)                   (19,840)
         Decrease (increase) in inventories                        1,234                     (1,827)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                 870                     (4,517)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                             (15,248)                    11,138
         Tax benefit from stock option transactions               13,573                     17,245
         Increase (decrease) in deferred income                    1,707                      7,507
         Increase (decrease) in deferred tax liabilities              --                        900
                                                               ---------                  ---------
     Cash provided by operating activities                        94,263                    120,724
                                                               ---------                  ---------

Cash flow from investing activities:
     Purchase of short-term investments                         (184,090)                  (183,252)
     Proceeds from sales and maturities of short-term
     investments                                                 109,356                    142,092
     Purchase of property, plant and equipment                   (19,649)                   (52,277)
                                                               ---------                  ---------
     Cash used in investing activities                           (94,383)                   (93,437)
                                                               ---------                  ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock plans         12,625                       9,772
     Purchase of common stock                                   (11,598)                     (8,473)
     Payment of cash dividends                                  (11,192)                     (8,866)
                                                              ---------                   ---------
     Cash used in financing activities                          (10,165)                     (7,567)
                                                              ---------                   ---------

Increase (decrease) in cash and cash equivalents                (10,285)                     19,720

Cash and cash equivalents, beginning of period                   54,393                      48,146
                                                              ---------                   ---------

Cash and cash equivalents, end of period                      $  44,108                   $  67,866
                                                              =========                   =========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                  $  36,303                   $  48,020
                                                              =========                   =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and nine months ended March 30, 1997 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 30, 1996 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at June 30, 1996 has been derived from audited financial statements as of that date.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 1997 and 1996 each have 52 weeks.

3. Net income per share is based upon the weighted average number of shares of common stock outstanding and common equivalent shares, if dilutive.

4. Included in property, plant and equipment at March 30, 1997 is approximately $60.4 million ($47.9 million at June 30, 1996) related to the Company's new wafer fabrication facility in Camas, Washington. This facility will be fully placed in service and depreciation will commence in the fourth quarter of fiscal 1997.

5. On July 23, 1996 the Board of Directors approved the re-pricing of stock option grants of 2,510,600 shares granted during fiscal 1996. In exchange for these new options, all vesting under the canceled options was lost and a new five year vesting period was started.

6. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("FAS 128"), which is required to be adopted by the Company in its fiscal quarter ending December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the requirements of FAS 128, primary earnings per share will be replaced by basic earnings per share and the dilutive effect of stock options will be excluded in its calculation. Upon adoption of FAS 128, the Company's basic earnings per share for the third quarter ended March 30, 1997 and March 31, 1996 is expected to be $0.45 and $0.51, respectively. Under FAS 128, diluted earnings per share, which will include the dilutive effect of stock options, is expected to remain at $0.43 and $0.48 per share for the third quarter ended March 30, 1997 and March 31, 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The table below states the income statement items for the three and nine months ended March 30, 1997 and March 31, 1996 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended March 30, 1997 to the corresponding periods from the prior fiscal year:

                                              Three Months Ended                                  Nine Months Ended
                              ---------------------------------------------------    ---------------------------------------------

                                 March 30,          March 31,        Increase           March 30,      March 31,      Increase
                                   1997               1996          (Decrease)            1997            1996       (Decrease)
                               -------------       -----------     ------------       -------------    ----------     -----------

Net sales                           100.0%            100.0%             (9)%            100.0%          100.0%           (4)%
Cost of sales                        28.9              27.2              (4)              28.8            28.3            (3)
                                   ------            ------                             ------          ------
    Gross profit                     71.1              72.8             (11)              71.2            71.7            (5)
                                   ------            ------                             ------          ------

Expenses:
    Research & development            9.7               7.9              12                9.3             8.0            11
    Selling, general &
       administrative                11.2              13.2             (23)              12.4            12.8            (7)
                                   ------            ------                             ------          ------
                                     20.9              21.1             (10)              21.7            20.8            --
                                   ------            ------                             ------          ------
Operating income                     50.2              51.7             (12)              49.5            50.9            (7)
Interest income                       4.2               3.2              19                4.1             3.4            18
                                   ------            ------                             ------          ------
Income before income taxes           54.4%             54.9%            (10)              53.6%           54.3%           (5)
                                   ======            ======                             ======          ======

Effective tax rates                  34.3%             34.3%                              34.3%           34.3%
                                   ======            ======                             ======          ======

         Net sales for the third quarter and nine months ended March 30, 1997 decreased $9.7 million or 9% and $12.6 million or 4%, respectively over net sales for the same periods of the previous year. This decrease was due primarily to lower unit shipments while the average selling price was slightly lower for the quarter but generally unchanged for the nine-month period. Geographically, the sales decline for the quarter was attributed to the international markets, particularly Japan, while domestic sales increased slightly over the same quarter of the prior year. Relative to end application markets, communications products now represent approximately 20% of sales, up from 15% last year, and computer products are now approximately 25% of sales, down from 30% a year ago. The prior year quarter reflects record shipments for the Company and a period of significant sales growth. Subsequent to that quarter, customers began to reduce or delay orders to lower their own excess inventory levels which resulted in lower order backlog and a period of flat sequential quarterly sales from the fourth quarter of fiscal 1996 through the second quarter of fiscal 1997. This trend began to reverse in the third quarter as the Company returned to quarterly sequential sales growth and increased its order backlog.

         Gross profit decreased $8.6 million or 11% and $10.3 million or 5% for the third quarter and first nine months of fiscal 1997 over the corresponding periods in fiscal 1996. Gross profit as a percentage of net sales also declined slightly over these periods primarily due to pre-production costs attributed to the Company's new wafer fabrication facility in Camas, Washington, lower absorbed manufacturing costs, and for the quarterly period, slightly lower average sales prices.

         Research and development expenses increased by $1.0 million or 12% and $2.6 million or 11% for the third quarter and first nine months of fiscal 1997, respectively, as compared to the same periods in fiscal 1996. These increases were due primarily to an increase in staffing of design and test engineering personnel and an increase in spending for development mask sets. In January, 1997 the Company opened a new design center in Colorado Springs, Colorado.

         Selling, general and administrative expenses decreased $3.2 million or 23% and $2.5 million or 7% for the third quarter and first nine months of fiscal 1997, respectively, as compared to the same periods of fiscal 1996. These decreases were primarily due to lower commissions on the lower sales levels, lower legal costs and lower expenses for employee benefits. For the nine-month period, these decreases were partially offset by increases in advertising and travel expenses.

         Interest income was $4.0 million and $11.5 million for the third quarter and first nine months of fiscal 1997, respectively, compared to $3.4 million and $9.7 million for the corresponding periods of fiscal 1996. The increases in interest income resulted mostly from the increase in cash, cash equivalents and short-term investments.

         The Company's effective tax rate for the third quarter and the first nine months of fiscal 1997 was 34.3% consistent with the prior year periods of fiscal 1996. In April, 1997 the Company received approval for a three-year extension of its tax holiday in Singapore. As a result, the Company's effective tax rate in the future may decline by one to two-tenths of a percentage point. The actual rate reduction, if any, is dependent on the actual amount of income earned in this jurisdiction.

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

         Management of the Company believes the long-term prospects for the business are excellent and continues to invest in the plant infrastructure and technical talent to maximize its opportunities. In the short-term the Company has returned to quarterly sequential sales growth in the third quarter after three quarters of generally flat sales. During the second quarter, customer orders began to accelerate moderately and this continued through the third quarter allowing the Company to increase its order backlog and return to sequential sales growth. This increase in orders appears to be distributed across geographic areas and end markets, particularly communications, and appears to indicate that the Company should continue to grow sales moderately over the near term. However, lead times are shorter and order backlog continues to be lower than historical levels relative to anticipated shipments. As a result, the Company's quarterly results of operations are dependent on orders that are received and shipped in the same quarter. Although customer order growth and higher backlog have mitigated this dependency to some extent, there is no guarantee that this trend will continue.

         In response to this growth in customer orders, the Company initiated production during the third quarter at its newly constructed fabrication plant in Camas, Washington and will have a full quarter of expenses in the fourth quarter. As a result, additional manufacturing costs will be incurred during this quarter, particularly depreciation, that are not expected to be fully absorbed until higher production levels are achieved. Such levels are not expected to occur until the second half of the 1997 calendar year. These additional unabsorbed costs may add up to a full percentage point to cost of sales in the fourth quarter. However, the Company hopes to partially offset this increase by other manufacturing efficiencies and/or expense reductions. There is no guarantee that such production levels, manufacturing efficiencies or cost reductions will be achieved.

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

Liquidity and Capital Resources

         At March 30, 1997 cash, cash equivalents and short-term investments totaled $386.9 million, and working capital was $422.0 million.

         During the first nine months of fiscal 1997, the Company generated $94.3 million of cash from operating activities. Additionally, the Company generated $12.6 million from proceeds from common stock issued under employee stock option and stock purchase plans. The Company paid $11.6 million to purchase and retire approximately 470,000 shares of its common stock.

         The Company purchased $19.6 million of capital assets during the first nine months of fiscal 1997, including approximately $12.5 million for construction and equipment for its new wafer fabrication facility in Camas, Washington. The total spending on this project through March 30, 1997 was approximately $60.4 million.

         During the first nine months of fiscal 1997, the Company paid its shareholders cash dividends totaling $11.2 million. In April 1997, the Company's Board of Directors announced that a quarterly cash dividend of $0.05 per share will be paid during the fourth quarter of fiscal 1997. The payment of future dividends will be based on quarterly financial performance.

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





                             LINEAR TECHNOLOGY CORPORATION

DATE:  May 12, 1997          BY    /s/Paul Coghlan
                                   ---------------------------------------------
                                   Paul Coghlan
                                   Vice President, Finance &
                                   Chief Financial Officer
                                   (Duly Authorized Officer and
                                   Principal Financial Officer)