Form 10-K
period 1997-06-29
LINEAR TECHNOLOGY CORP /CA/
filed 1997-09-26
CIK 791907

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

FOR THE FISCAL YEAR ENDED JUNE 29, 1997              COMMISSION FILE NO. 0-14864

                          LINEAR TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          CALIFORNIA                                             94-2778785
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                                DENTIFICATION NO.)

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

                                    Yes X   No
                                       ---    ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $5,468,491,200 as of September 8, 1997, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
         There were 76,482,395 shares of the Registrant's common stock issued and outstanding as of September 8, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1)     Items 1 and 2 of Part I,  Items 5, 6, 7 and 8 of Part II, and Item 14(a)
        1. of Part IV incorporate information by reference from Exhibit 13.1 to this Form 10-K which contains certain information included in Registrant's Annual Report to Shareholders for the fiscal year ended June 29, 1997.
(2) Items 10, 11 and 12 of Part III incorporate information by reference from the definitive proxy statement (the "1997 Proxy Statement") for the Annual Meeting of Shareholders to be held on November 5, 1997.

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

         According to World Semiconductor Trade Statistics, worldwide monolithic linear integrated circuit sales, estimated to be approximately $17 billion in 1996, represent approximately 13% of the total integrated circuit market. Linear Technology competes primarily in the non-consumer segment of the linear IC market, which was approximately 64% of the total monolithic linear IC market for 1996.

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

                  Less Japanese And Other Asian Competition. To date, Japanese and other Asian firms have concentrated their efforts on the high volume digital and consumer linear markets, as opposed to the high performance end of the linear circuit market served by the Company.

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

Products and markets

         Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the linear circuit market. "High performance" is characterized by higher precision, both high power or micropower, higher speed, more subsystem integration on a single chip and many other special features. The Company focuses virtually all of its design efforts on proprietary products which, at the time of introduction, are original designs by the Company offering unique characteristics differentiating them from those offered by competitors. For fiscal 1997, sales of proprietary products were approximately 93% of the Company's net sales.

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

         Linear circuits are used in various applications including: telecommunications, notebook and desktop computers, video/multimedia, computer peripherals, cellular telephones, industrial, automotive and process controls, network and factory automation products and satellites. The Company focuses its product development and marketing efforts on high performance applications where the Company believes it can position itself competitively with respect to product performance and functional value.

The following table sets forth, with respect to each of the market areas served by the Company, examples of specific end applications of the Company's products.

Market                 End Applications/Products                               Example Product Families
------                 -------------------------                               ------------------------
                                                                     ----
Industrial Process     Flow or rate metering                            |
     Control           Position/pressure/                               |
                         temperature sensing and control                |
                       Robotics                                         |
                       Energy management                                |
                       Process control data communication               |
                       Network and factory automation                   |
                                                                        |      Data acquisition products
                                                                        |      High performance operational
                                                                        |          amplifiers
                                                                        |      Interface (RS 485/232) products
                                                                        |      Instrumentation amplifiers
Instrumentation/       Curve tracers                                  -------  Linear voltage regulators
     Measurement       Logic analyzers                                  |      Line drivers
                       EKG, CAT scanners                                |      Line receivers
                       Multimeters                                      |      Precision comparators
                       Network analyzers                                |      Precision voltage references
                       Oscilloscopes                                    |      Switched capacitor filters
                       Scales                                           |      Switching voltage regulators
                       Test equipment                                   |      Voltage references
                       Voltmeters                                       |
                                                                        |
                                                                        |
Military/Space         Communications                                   |
                       Displays                                         |
                       Firing control                                   |
                       Ground support equipment                         |
                       Guidance control                                 |
                       Radar systems                                    |
                       Sonar systems                                    |
                       Surveillance equipment                           |
                       Satellites                                    ----

                                                                     ----
                                                                        |
Telecommunications     Cellular phones                                  |      DC - DC converters
                       Cells and basestations                           |      V.35 transceiver
                       Pagers                                           |      High-speed amplifiers
                       Modems/fax machines                              |      Line drivers
                       PBX                                              |      Line receivers
                       Global positioning systems                       |      Low noise operational amplifiers
                       T1 telecommunication                            ------  Micropower products
                       High bit rate digital subscriber loop            |      Power management
                       Channel service unit/data service unit           |      Switched capacitor filters
                                                                        |      Voltage references
                                                                        |      Voltage regulators
                                                                        |      Data acquisition products
                                                                        |      Hot Swap controllers
                                                                     ___|      Multi-protocol circuits

                                                                  5

Market                 End Applications/Products                               Example Product Families
------                 -------------------------                               ------------------------
                                                                     ----
Computer/Data          Communications/interface modems                  |      Battery charging
     Processing        DC - DC converters                               |      DC - DC converters
                       Disk drives                                      |      Data acquisition products
                       Notebook computers                               |      Linear voltage regulators
                       Desktop computers                                |      Line drivers
                       Monitors                                         |      Line receivers
                       Plotters                                         ------ Micropower products
                       Printers                                         |      Precision operational amplifiers
                       Power supplies                                   |      Precision voltage references
                       Personal digital assistance systems              |      Switched capacitor filters
                       Battery chargers                                 |      Switching voltage regulators
                       Video/multimedia                                 |      PCMCIA power switching
                                                                    _ __|      Power management

Marketing and customers

         The Company markets its products worldwide, primarily through a network of independent sales representatives and electronics distributors, to a broad range of customers in diverse industries. In certain limited geographical markets the Company has direct sales staff. The Company sells to over 13,000 Original Equipment Manufacturer (OEM) customers, many of which purchase on an individual purchase order basis, rather than pursuant to long-term agreements. The Company's two largest domestic distributors accounted for 26%, 20% and 23% of net sales for fiscal 1997, 1996 and 1995, respectively. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of net sales for fiscal 1997, 1996 or 1995.

         The Company has agreements with 18 independent sales representatives in the United States and 2 in Canada. Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 6 independent distributors in the United States, 2 in Canada, 18 in Europe, 3 in Japan, 2 each in Korea, Hong Kong and Taiwan, and 1 each in Singapore, South Africa, Philipines, India, Israel and Australia. The Company's distributors purchase the Company's products for resale to customers. Additionally, domestic distributors often sell competitors' products. Under certain agreements, the Company's domestic distributors are entitled to price rebates on inventory if the Company lowers the prices of its products. The agreements also generally permit distributors to exchange up to 5% of purchases semi-annually. See Note 1 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit 13.1 of this Form 10-K, which contains certain information included in the Company's 1997 Annual Report to Shareholders.

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

         During fiscal 1997, 1996, and 1995, export sales were primarily to Europe, Japan and Asia and represented approximately 49%, 52%, and 49% of net sales, respectively. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. A strengthening of the dollar in relation to other currencies may, however, create pricing pressure. Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.

         The Company's backlog of released and firm orders was approximately $67.0 million at June 29, 1997, as compared with $65.3 million at June 30, 1996. In addition to its backlog, the Company had $25.9 million of product sold to and held by domestic distributors at June 29, 1997 as compared to $21.4 million at June 30, 1996. Shipments to domestic distributors are not recognized as sales until the distributor has sold the products to its customers. The Company expects to ship virtually all of its backlog as of June 29, 1997 prior to June 28, 1998. The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment. Although the Company receives volume purchase orders, most such purchase orders are cancelable by the customer without significant penalty. Lead time for the release of purchase orders depends upon the scheduling practices of the individual customer, so the rate of booking new orders varies from month to month. The ordering practices of many semiconductor customers has shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates. Also, the Company's agreements with certain distributors provide for limited price protection. Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

Manufacturing

         The Company's wafer fabrication and manufacturing facilities are located at its headquarters in Milpitas, California, and at its new wafer fabrication plant in Camas, Washington. Each facility was built to Company specifications to support a number of sophisticated process technologies and to satisfy rigorous quality assurance and reliability requirements of United States military specifications and major worldwide OEM customers. The Milpitas and Singapore manufacturing facilities have received ISO9001 and ISO9002 certification, respectively.

         The Company's new wafer fabrication facility located in Camas, Washington commenced manufacturing operations in the second half of fiscal 1997. The Camas wafer fabrication facility is used to produce six-inch diameter wafers for use in the production of the Company's devices; the Company's Milpitas wafer fabrication plant produces four-inch diameter wafers. The Company currently uses similar manufacturing processes in both its Milpitas and Camas facilities. The Company intends to expand the manufacturing capacity of the Camas facility as needed to meet its future wafer requirements.

         The Company's basic process technologies include high speed bipolar, high gain, low noise bipolar, silicon gate complementary metal-oxide semiconductor ("CMOS") and BiCMOS processes. The Company also has two proprietary complementary bipolar processes. The Company's bipolar processes are typically used in linear circuits where high voltages, high power, low noise or effective component matching is necessary. The Company's proprietary silicon gate CMOS processes provide switch characteristics required for many linear circuit functions, as well as an efficient mechanism for combining linear and digital circuits on the same chip. The Company's CMOS processes were developed to address the specific requirements of linear circuit functions. The complementary bipolar processes were developed to address higher speed analog functions. The Company's basic processes can be combined with a number of adjunct processes to create a diversity of IC components. The accompanying chart provides a brief overview of the Company's IC process capabilities:


                                            PROCESS CAPABILITIES
Process Families                 Benefit/Market Advantage                        Product Application
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

High Speed Bipolar               Fast, wideband, video high data                 Op amps, video, comparators,
                                 rate                                            switching regulators

JFETS                            Speed, precision, low current                   Op amps, switches, sample and
                                                                                 hold

Rad - Hard                       Total dose radiation hardened                   All space products

Complementary Bipolar            Speed, low distortion, precision                Op amps, video amps, converters

CMOS/Thin Films                  Stability, precision                            Filters, data conversion

High Voltage CMOS                High voltage general-purpose,                   Switches, chopper amplifiers
                                 compatible with Bipolar

Bipolar/Thin Films               Precision, stability, matching                  Converters, amplifiers


         The Company emphasizes quality and reliability from initial product design through manufacturing, packaging and testing. The Company's design team focuses on fault tolerant design and optimum location of circuit elements to enhance reliability. Linear Technology's wafer fabrication facilities have been designed to minimize wafer handling and the impact of operator error through the use of microprocessor-controlled equipment. In 1984, the Company obtained Defense Electronics Supply Center (DESC) qualification to participate in high reliability JAN38510 (class B) military business. In 1987, the Company received Jan Class S Microcircuit Certification, which enables the Company to manufacture products intended for use in space or for critical applications where replacement is extremely difficult or impossible and where reliability is imperative.

         In 1993, the Company was certified to comply with the ISO9001 international quality standard. This certification covers the Company's design, manufacturing and service organizations and is an important standard especially in the European marketplace. In 1994, the Company received transitional approval for MIL-PRF-38535 QML (Qualified Manufacturers Listing) from DESC.

         Processed wafers are sent to either the Company's assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in October 1994 and services approximately two-thirds of the Company's assembly requirements for plastic packages. Significant assembly subcontractors used by the Company are Carsem(M) Sdn, Carsem Semiconductor Sdn and Unisem(M) Sdn in Malaysia, Anam Industrial Co. and Team Pacific in the Philippines, and IEPS in Bangkok. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

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

         Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal 1998.

Patents, licenses and trademarks

         The Company has been awarded 82 United States patents, and has filed 56 additional patent applications. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

         As of June 29, 1997, the Company had 137 employees engaged in new product design at its Milpitas facility. In addition, at fiscal year end, the Company had 12 employees at its Singapore design center, 15 employees at its Boston design center and 6 employees at its new Colorado design center opened in fiscal 1997.

         For  the  fiscal  years  1997,   1996,  and  1995,  the  Company  spent
approximately $35.4 million, $31.1 million and $23.9 million, respectively, on research and development.

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

Employees

         As of June 29, 1997, the Company had 1,804 employees, including 136 in marketing and sales, 372 in research, development and engineering related functions, 1,226 in manufacturing and production, and 70 in management, administration and finance. The Company's success depends upon a number of key employees, the loss of whom could adversely impact the Company. The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. In the San Jose/Silicon Valley area, where the Company's principal facilities are located, competition for such employees is intense.

         The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

         The executive officers of the Company, and their ages as of June 29, 1997, are as follows:

Name                              Age            Position
----                              ---            --------
Robert H. Swanson, Jr...........  58             President, Director and Chief Executive Officer
Paul Chantalat..................  47             Vice President Quality and Reliability
Paul Coghlan....................  52             Vice President of Finance and Chief Financial Officer
Timothy D. Cox..................  49             Vice President of North American Sales
Clive B. Davies.................  54             Vice President and Chief Operating Officer
Robert C. Dobkin................  53             Vice President of Engineering
Sean T. Hurley..................  59             Vice President of Operations
Louis Di Nardo..................  38             Vice President of Marketing
Hans J. Zapf....................  57             Vice President of International Sales
Arthur F. Schneiderman..........  55             Secretary

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

         Mr. Di Nardo was appointed Vice President of Marketing in January, 1997. Prior to this appointment he held the position of Manager of North America Distribution since 1992. Previously he held several management positions in the northeastern United States since joining the Company in 1988. From 1981 to 1988, Mr. Di Nardo held several sales management positions in the mid-Atlantic states area with Analog Devices, Inc. Mr. Di Nardo received a B.S. degree from Ursinus College, Pennsylvania in 1981.

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

Item 2.  Properties

         In Milpitas, California, the Company owns the land and a building totaling approximately 40,600 square feet used for its four-inch wafer fabrication lines and adjunct support services. The Company leases two other buildings in the same business complex: a 43,000 square foot building used for testing, shipping and administration, and a 60,000 square foot building used to house circuit design activities and regional staff. During fiscal 1996, the Company purchased neighboring land and two buildings totaling approximately 57,000 square feet that it had previously leased. The Company demolished the existing buildings and intends to construct a new administration building on this land in fiscal 1998.

         The Company occupies a 72,000 square foot manufacturing facility in Singapore. Test and packaging operations are performed at this facility along with certain design and product distribution activity. The Company has a 30-year lease on the land where the plant is located that commenced in 1994, with an option to extend for an additional 30 years.

         In 1994, the Company opened a 55,000 square foot assembly plant in Penang, Malaysia. The Company has a 60-year lease on the land where the plant was constructed.

         During fiscal 1996, the Company completed construction of a new 60,000 square foot facility on land it owns in Camas, Washington. This facility is used to fabricate six-inch wafers. Manufacturing operations commenced at this facility in the second half of fiscal 1997.

         The Company leases design facilities located in Colorado Springs, Colorado and the metropolitan area of Boston, Massachusetts. The Company also leases sales offices in the areas of Boston, Philadelphia, Raleigh, Chicago, Dallas, San Jose, Los Angeles, Irvine, London, Stockholm, Dusseldorf, Munich, Stuttgart, Paris, Tokyo, Taipei and Seoul. See Note 3 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Company's 1997 Annual Report to Shareholders.

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

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

         The information required by the Item is incorporated by reference to the section entitled "Quarterly Results and Stock Market Data" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 1997 Annual Report to Shareholders.

Item 6.   Selected Financial Data

         The information required by the Item is incorporated by reference to the section entitled "Selected Financial Information/Five-Year Trend" of Exhibit
13.1 to this Form 10-K which contains certain information included in the Registrant's 1997 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by the Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 1997 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

         Consolidated Financial Statements of Linear Technology at June 29, 1997 and June 30, 1996 and for each of the three years in the period ended June 29, 1997, the report of Ernst & Young LLP, independent auditors, thereon and unaudited quarterly financial data for the two year period ended June 29, 1997 are incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's 1997 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this item for the Company's directors is incorporated by reference to the 1997 Proxy Statement, under the caption "Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

         Incorporated by reference to the 1997 Proxy Statement, the section titled "Executive Compensation."

Item 12.   Security  Ownership  of Certain  Beneficial  Owners  and Management

         Incorporated by reference to the 1997 Proxy Statement, the section titled "Record Date and Voting Securities" and the section titled "Security Ownership."

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

         None

(c)   Exhibits

3.1      Articles of Incorporation of Registrant, as amended.(1)

3.3      Bylaws of Registrant, as amended.(3)

10.1     1981 Incentive Stock Option Plan, as amended,  and form of Stock Option
         Agreements,    as   amended   (including    Restricted    StockPurchase
         Agreement).(*)(5)

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

10.45 Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(6)

10.46 Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation.(7)

10.47 1996 Incentive Stock Option Plan, form of Incentive Stock Option Agreement and form of Nonstatutory Stock Option Agreement.(*)(9)

10.48    1996 Senior Executive Bonus Plan.(*)(9)

13.1 Certain information included in the Registrant's Annual Report to Shareholders for the fiscal year ended June 29, 1997.

21.1     Subsidiaries of Registrant.

23.1     Consent of Ernst & Young LLP, Independent Auditors. (see page 21)

24.1     Power of Attorney. (see page 18)

27.1     Financial Data Schedule.


(d) Financial Statement Schedule filed as a part of this Annual Report is listed below:

Schedule
Number                                          Description
------                                          -----------

II       Valuation and qualifying accounts.

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

(9) Incorporated by reference to identically numbered exhibit filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 29, 1996.

                                      LINEAR TECHNOLOGY CORPORATION

                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                               (Item 14(a)1)


                                                                                        Page Reference to
                                                                                        Exhibit 13.1

Consolidated balance sheets at June 29, 1997 and June 30, 1996                          E13.1-7

Consolidated statements of income for each of the three
years in the period ended June 29, 1997                                                 E13.1-6

Consolidated statements of shareholders' equity for each of
the three years in the period ended June 29, 1997                                       E13.1-9

Consolidated statements of cash flows for each of the three
years in the period ended June 29, 1997                                                 E13.1-8

Notes to consolidated financial statements                                              E13.1-10 to
                                                                                        E13.1-15

Report of Ernst & Young LLP, independent auditors                                       E13.1-16


         The Consolidated Financial Statements listed in the above index are hereby incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's Annual Report to Shareholders for the year ended June 29, 1997.

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


                          LINEAR TECHNOLOGY CORPORATION
                          -----------------------------
                                  (Registrant)

                         By: /s/ Robert H. Swanson, Jr.
                         ------------------------------
                             Robert H. Swanson, Jr.
                               President and Chief
                                Executive Officer
                               September 22, 1997


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
/s/ Robert H. Swanson, Jr.                                    /s/ Paul Coghlan
--------------------------                                    ----------------
Robert H. Swanson, Jr.                                        Paul Coghlan
President and Chief Executive                                 Vice President of Finance and Chief
Officer (Principal Executive                                  Financial Officer (Principal Financial
Officer) and Director                                         Officer and Principal Accounting Officer)
September 22, 1997                                            September 22, 1997

/s/ David S. Lee                                              /s/ Thomas S. Volpe
----------------                                              -------------------
David S. Lee                                                  Thomas S. Volpe
Director                                                      Director
September 22, 1997                                            September 22, 1997

/s/ Leo T. McCarthy                                           /s/ Richard M. Moley
-------------------                                           --------------------
Leo T. McCarthy                                               Richard M. Moley
Director                                                      Director
September 22, 1997                                            September 22, 1997

                                                                          SCHEDULE II


                            LINEAR TECHNOLOGY CORPORATION

                          VALUATION AND QUALIFYING ACCOUNTS
                                (Dollars in thousands)

                                                   Additions
                                      Balance at   Charged to             Balance at
                                      Beginning    Costs and                End of
                                      of Period    Expenses  Deductions(1)  Period
                                      ---------    --------  -------------  -------
Allowance for doubtful accounts:

Year ended July 2, 1995 ............    $550         $181        $  3        $728
                                        ====         ====        ====        ====

Year ended June 30, 1996 ...........    $728         $ 60        $ 12        $776
                                        ====         ====        ====        ====

Year ended June 29, 1997 ...........    $776         $ 30        $  3        $803
                                        ====         ====        ====        ====

(1)  Write-offs of doubtful accounts.