Form 10-Q
period 1997-09-28
LINEAR TECHNOLOGY CORP /CA/
filed 1997-11-12
CIK 791907

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 28, 1997

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

         There were 76,579,445 shares of the Registrant's Common Stock issued and outstanding as of October 24, 1997.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 28, 1997




                                      INDEX
                                      -----



                                                                               Page
                                                                               ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the         2
                      three months ended  September 28, 1997 and
                      September 29, 1996

                      Condensed Consolidated Balance Sheets at                  3-4
                      September 28, 1997 and June 29, 1997

                      Condensed Consolidated Statements of Cash Flows for the     5
                      three months ended September 28, 1997 and
                      September 29, 1996

                      Notes to Condensed Consolidated Financial Statements        6

           Item 2.    Management's Discussion and Analysis of Financial         7-9
                      Condition and Results of Operations


Part II:   Other Information

           Item 6.    Exhibits and Reports on Form 8-K                          10

Signatures                                                                      11


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements



                          LINEAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)



                                                                                      Three Months Ended
                                                                        -----------------------------------------------

                                                                        September 28,                 September 29,
                                                                             1997                         1996
                                                                        -------------------          ------------------


Net sales                                                                   $ 109,802                    $  90,063

Cost of sales                                                                  31,384                       25,779
                                                                            ---------                    ---------

     Gross profit                                                              78,418                       64,284
                                                                            ---------                    ---------

Expenses:

     Research and development                                                  10,618                        8,186

     Selling, general and administrative                                       12,161                       12,071
                                                                            ---------                    ---------

                                                                               22,779                       20,257
                                                                            ---------                    ---------

Operating income                                                               55,639                       44,027

Interest income                                                                 5,296                        3,700
                                                                            ---------                    ---------

Income before income taxes                                                     60,935                       47,727

Provision for income taxes                                                     20,292                       16,369
                                                                            ---------                    ---------

Net income                                                                  $  40,643                    $  31,358
                                                                            =========                    =========

Net income per share                                                        $    0.51                    $    0.40
                                                                            =========                    =========

Cash dividends declared per share                                           $    0.06                    $    0.05
                                                                            =========                    =========

Shares used in the calculation of net
      income per share                                                         80,070                       77,595
                                                                            =========                    =========



                             See accompanying notes


                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)


                                                               September 28,                June 29,
                                                                   1997                      1997
                                                             -------------------        ---------------
                                                                (unaudited)
      Current assets:
           Cash and cash equivalents                             $  54,207                 $  50,114
           Short-term investments                                  451,777                   393,325
           Accounts receivable, net of allowance for
             doubtful accounts of $806 ($803 at
             June 29, 1997)                                         58,104                    64,836
           Inventories:
             Raw materials                                           4,149                     4,001
             Work-in-process                                         5,320                     4,820
             Finished goods                                          4,117                     3,364
                                                                 ----------                ---------

               Total inventories                                    13,586                    12,185

           Deferred tax assets                                      30,698                    30,698
           Prepaid expenses and other current assets                 6,766                     8,128
                                                                 ---------                 ---------

               Total current assets                                615,138                   559,286
                                                                 ---------                 ---------

      Property, plant and equipment, at cost:
           Land, building and improvements                          53,330                    53,312
           Manufacturing and test equipment                        136,530                   130,175
           Office furniture and equipment                            2,727                     2,707
                                                                 ---------                 ---------

                                                                   192,587                   186,194
           Less accumulated depreciation and
           amortization                                            (70,524)                  (65,847)
                                                                 ---------                 ---------

           Net property, plant and equipment                       122,063                   120,347
                                                                 ---------                 ---------

                                                                 $ 737,201                 $ 679,633
                                                                 =========                 =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                 (In thousands)



                                                                       September 28,               June 29,
                                                                           1997                     1997
                                                                   --------------------       ----------------
                                                                        (unaudited)
     Current liabilities:
          Accounts payable                                                $   8,324                $   7,872
          Accrued payroll and related benefits                               17,681                   21,423
          Deferred income on shipments to distributors                       28,830                   29,986
          Income taxes payable                                               26,319                   16,124
          Other accrued liabilities                                          13,377                   13,581
                                                                          ---------                ---------

              Total current liabilities                                      94,531                   88,986

     Deferred tax liabilities                                                 1,596                    1,596

     Shareholders' equity:
          Common stock, no par value, 120,000
              shares authorized; 76,489
              shares issued and outstanding at
              September 28, 1997 (75,956 shares
              at June 29, 1997)                                             188,357                  172,403
           Retained earnings                                                452,717                  416,648
                                                                          ---------                ---------

              Total shareholders' equity                                    641,074                  589,051
                                                                          ---------                ---------

                                                                          $ 737,201                $ 679,633
                                                                          =========                =========

                             See accompanying notes



                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (unaudited)
                                                                                     Three Months Ended
                                                                           --------------------------------------
                                                                           September 28,            September 29,
                                                                               1997                     1996
                                                                             ----------             -------------
Cash flow from operating activities:
     Net income                                                              $  40,643                 $  31,358
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                             4,732                     2,826
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                              6,732                    (4,866)
         Decrease (increase) in inventories                                     (1,401)                      290
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                             1,362                       829
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                             6,701                    (2,331)
         Tax benefit from stock option transactions                              9,898                     1,425
         Increase (decrease) in deferred income                                 (1,156)                      143
                                                                             ---------                 ---------
     Cash provided by operating activities                                      67,511                    29,674
                                                                             ---------                 ---------

Cash flow from investing activities:
     Purchase of short-term investments                                       (135,455)                  (57,361)
     Proceeds from maturities of short-term investments                         77,003                    54,109
     Purchase of property, plant and equipment                                  (6,448)                   (6,053)
                                                                             ---------                 ---------
     Cash used in investing activities                                         (64,900)                   (9,305)
                                                                             ---------                 ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock plans                        6,056                     1,591
     Purchase of common stock                                                      --                   (11,598)
     Payment of cash dividends                                                 (4,574)                   (3,710)
                                                                             --------                  --------
     Cash provided by (used in) financing activities                            1,482                   (13,717)
                                                                             --------                  --------

Increase in cash and cash equivalents                                           4,093                     6,652

Cash and cash equivalents, beginning of period                                 50,114                    54,393
                                                                             --------                  --------

Cash and cash equivalents, end of period                                     $ 54,207                  $ 61,045
                                                                             ========                  ========



Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                 $      53                 $  1,163
                                                                             =========                 ========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended September 28, 1997 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 29, 1997 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at June 29, 1997 has been derived from audited financial statements as of that date.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 1998 and 1997 each have 52 weeks.

3. Net income per share is based upon the weighted average number of shares of common stock outstanding and common equivalent shares, if dilutive.

4. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("FAS 128"), which is required to be adopted by the Company in its fiscal quarter ending December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate prior periods. Under the requirements of FAS 128, basic earnings per share will replace primary earnings per share and the dilutive effect of stock options will be excluded in its calculation. Upon adoption of FAS 128, the Company's basic earnings per share for the first quarter ended September 28, 1997 and September 29, 1996 is expected to be $0.53 and $0.42, respectively. Under FAS 128, diluted earnings per share, which will include the dilutive effect of stock options, is expected to remain at $0.51 and $0.40 per share for the first quarter ended September 28, 1997 and September 29, 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three months ended September 28, 1997 and September 29, 1996 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the three months ended September 28, 1997 to the corresponding period from the prior fiscal year:


                                                                               Three Months Ended
                                                          -------------------------------------------------------------

                                                             September 28,           September 29,
                                                                 1997                     1996             Increase
                                                          --------------------    -------------------   -------------

Net sales                                                         100.0%                  100.0%               22%
Cost of sales                                                      28.6                    28.6                22
                                                                 ------                  ------
         Gross profit                                              71.4                    71.4                22
                                                                 ------                  ------

Expenses:
         Research & development                                     9.6                     9.1                30
         Selling, general & administrative                         11.1                    13.4                 1
                                                                 ------                  ------
                                                                   20.7                    22.5                12
                                                                 ------                  ------
Operating income                                                   50.7                    48.9                26
Interest income                                                     4.8                     4.1                43
                                                                 ------                  ------
Income before income taxes                                         55.5%                   53.0%               28
                                                                 ======                  ======


Effective tax rates                                                33.3%                   34.3%
                                                                 ======                  ======



         Net sales for the first quarter of fiscal 1998 were a record $109.8 million and increased $19.7 million or 22% over net sales for the first quarter of fiscal 1997. This increase was due primarily to higher unit shipments while the average selling price was slightly lower for the first quarter of fiscal 1998. Geographically, sales were up equitably in both the domestic and international markets. International sales for the first quarter of fiscal 1998 remained 49% of net sales, consistent with the prior year's quarter and sales increased in each of the Company's major international markets. Relative to end-market applications, all of the sales growth over the prior year's quarter was in the communications and computer area whereas the industrial and military markets were relatively flat, although industrial remains the largest single end market.

         Gross profit increased $14.1 million or 22% in the first quarter of fiscal 1998 over the corresponding quarter in fiscal 1997. Gross profit as a percentage of net sales remained constant at 71.4% of net sales. The effects of a slightly lower average selling price and higher manufacturing costs resulting from the Company's new wafer fabrication facility in Camas, Washington were offset by certain manufacturing efficiencies achieved at the Company's other fabrication and test facilities and higher absorbed costs over the larger sales base.

         Research and development expenses increased by $2.4 million or 30% for the first quarter of fiscal 1998 over the first quarter of fiscal 1997. This increase was due primarily to an increase in staffing and compensation of design and process engineering personnel, and to a lesser extent, spending for development mask sets. In January, 1997 the Company opened a new design center in Colorado Springs, Colorado.

         Selling, general and administrative expenses were $12.2 million in the first quarter of fiscal 1998, relatively constant as compared with the prior year period but down to 11.1% of net sales from 13.4% of net sales in the previous year's quarter. Lower legal and sales related expenses offset slightly higher labor costs and higher commissions on the increased sales volumes.

         Interest income increased $1.6 million to $5.3 million for the first quarter of fiscal 1998 compared to $3.7 million for the first quarter of fiscal 1997. The increase in interest income resulted primarily from the significant increase in cash, cash equivalents and short-term investments over this period.

         The Company's effective tax rate for the first quarter of fiscal 1998 was 33.3%, down from 34.3% in the first quarter of fiscal 1997. The lower tax rate is due to higher planned business activity in foreign jurisdictions and an increase in assets employed outside of California into states where the Company experiences lower tax rates.

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

         Management of the Company believes the long-term prospects for the business are excellent and continues to invest in the plant infrastructure and technical talent to maximize its opportunities. In the short-term, the Company' first quarter of fiscal 1998 was its third consecutive quarter of quarterly sequential sales growth after experiencing three quarters of generally flat sales during the 1996 calendar year. During the first quarter of fiscal 1998, customer orders continued to be strong. The increase in orders is diversified across end markets, customers and geographic regions and, should it continue, the Company expects to grow sales moderately over the near term.

         The Company continues to ramp-up production volumes in its new wafer fabrication facility in Camas, Washington. Certain fixed and variable costs associated with the ramp-up of production volumes are not expected to be fully absorbed until higher production volumes are achieved during the second half of fiscal 1998. As in the Company's first quarter of fiscal 1998, the Company expects that certain manufacturing efficiencies and other cost savings will be achieved to offset any further negative impact on cost of goods sold and gross margin resulting from the ramp-up of Camas production volumes. However, there can be no assurance that such cost savings will be achieved or that other factors will not arise that will adversely affect gross margin.

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

Liquidity and Capital Resources

         At September 28, 1997 cash, cash equivalents and short-term investments totaled $506.0 million, and working capital was $520.6 million.

         During the first quarter of fiscal 1998, the Company generated $67.5 million of cash from operating activities. Additionally, the Company generated $6.1 million from proceeds from common stock issued under employee stock option and stock purchase plans. Significant cash expenditures included net purchases of short-term investments of $58.5 million and $6.4 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication facilities in Camas, Washington and Penang, Malaysia. The Company also paid $4.6 million for cash dividends to shareholders representing $0.06 per share. In October 1997, the Company's Board of Directors announced that a quarterly cash dividend of $0.06 per share will be paid during the second quarter of fiscal 1998. The payment of future dividends will be based on quarterly financial performance.

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





                               LINEAR TECHNOLOGY CORPORATION

DATE:  November 11, 1997       BY    /s/Paul Coghlan
                                     -------------------------------------------
                                     Paul Coghlan
                                     Vice President, Finance &
                                     Chief Financial Officer
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)