Form 10-Q
period 1997-12-28
LINEAR TECHNOLOGY CORP /CA/
filed 1998-02-10
CIK 791907

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1997

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

     There were 75,805,094 shares of the Registrant's Common Stock issued and outstanding as of January 25, 1998.



                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                  THREE AND SIX MONTHS ENDED DECEMBER 28, 1997


                                      INDEX

                                                                                             Page
                                                                                             ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the                         2
                      three and six months ended December 28, 1997 and
                      December 29, 1996

                      Condensed Consolidated Balance Sheets at                                  3-4
                      December 28, 1997 and June 29, 1997

                      Condensed Consolidated Statements of Cash Flows for the                     5
                      six months ended December 28, 1997 and December 29, 1996

                      Notes to Condensed Consolidated Financial Statements                        6

           Item 2.    Management's Discussion and Analysis of Financial                         7-9
                      Condition and Results of Operations


Part II:   Other Information

           Item 4.    Submission of Matters to a Vote of Security Holders                        10

           Item 6.    Exhibits and Reports on Form 8-K                                           10

Signatures                                                                                       11


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                                        LINEAR TECHNOLOGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (In thousands, except per share amounts)
                                                  (unaudited)

                                                                       Three Months Ended                    Six Months Ended
                                                                       ------------------                    ----------------
                                                                  December 28,      December 29,        December 28,    December 29,
                                                                     1997               1996               1997               1996
                                                                   --------           --------           --------           --------
Net sales                                                          $117,004           $ 90,080           $226,806           $180,143
Cost of sales                                                        33,646             26,033             65,030             51,812
                                                                   --------           --------           --------           --------
     Gross profit                                                    83,358             64,047            161,776            128,331
                                                                   --------           --------           --------           --------
Expenses:
     Research and development                                        10,777              8,207             21,395             16,393
     Selling, general and administrative                             12,906             11,427             25,067             23,498
                                                                   --------           --------           --------           --------
                                                                     23,683             19,634             46,462             39,891
                                                                   --------           --------           --------           --------
Operating income                                                     59,675             44,413            115,314             88,440
Interest income                                                       5,665              3,733             10,961              7,433
                                                                   --------           --------           --------           --------
Income before income taxes                                           65,340             48,146            126,275             95,873
Provision for income taxes                                           21,758             16,515             42,050             32,884
                                                                   --------           --------           --------           --------
Net income                                                         $ 43,582           $ 31,631           $ 84,225           $ 62,989
                                                                   ========           ========           ========           ========

Basic earnings per share                                           $   0.57           $   0.42           $   1.10           $   0.84
                                                                   ========           ========           ========           ========
Shares used in the calculation
    of basic earnings per share                                      76,212             74,616             76,222             74,566
                                                                   ========           ========           ========           ========

Diluted earnings per share                                         $   0.55           $   0.40           $   1.05           $   0.81
                                                                   ========           ========           ========           ========
Shares used in the calculation of
    diluted earnings per share                                       79,849             78,256             79,960             77,926
                                                                   ========           ========           ========           ========

Cash dividends declared per share                                  $   0.06           $   0.05           $   0.12           $   0.10
                                                                   ========           ========           ========           ========



                                                       See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                      December 28,     June 29,
                                                          1997           1997
                                                        ---------     ---------
                                                      (unaudited)

Current assets:
     Cash and cash equivalents                          $  60,800     $  50,114
     Short-term investments                               451,900       393,325
     Accounts receivable, net of allowance for
       doubtful accounts of $806 ($803 at
       June 29, 1997)                                      56,855        64,836
     Inventories:
       Raw materials                                        4,515         4,001
       Work-in-process                                      5,713         4,820
       Finished goods                                       4,879         3,364
                                                        ---------     ---------
         Total inventories                                 15,107        12,185

     Deferred tax assets                                   30,698        30,698
     Prepaid expenses and other current assets              7,814         8,128
                                                        ---------     ---------
         Total current assets                             623,174       559,286
                                                        ---------     ---------

Property, plant and equipment, at cost:
     Land, building and improvements                       55,106        53,312
     Manufacturing and test equipment                     143,154       130,175
     Office furniture and equipment                         3,129         2,707
                                                        ---------     ---------
                                                          201,389       186,194
     Less accumulated depreciation and
         amortization                                     (75,438)      (65,847)
                                                        ---------     ---------
     Net property, plant and equipment                    125,951       120,347
                                                        ---------     ---------
                                                        $ 749,125     $ 679,633
                                                        =========     =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                        December 28,    June 29,
                                                             1997         1997
                                                           --------     --------
                                                         (unaudited)

Current liabilities:
     Accounts payable                                      $ 17,214     $  7,872
     Accrued payroll and related benefits                    25,333       21,423
     Deferred income on shipments to distributors            30,236       29,986
     Income taxes payable                                    28,944       16,124
     Other accrued liabilities                               13,765       13,581
                                                           --------     --------
         Total current liabilities                          115,492       88,986

Deferred tax liabilities                                      1,596        1,596

Shareholders' equity:
     Common stock, no par value, 120,000
         shares authorized; 75,743
         shares issued and outstanding at
         December 28, 1997 (75,956 shares
         at June 29, 1997)                                  194,309      172,403
      Retained earnings                                     437,728      416,648
                                                           --------     --------
         Total shareholders' equity                         632,037      589,051
                                                           --------     --------
                                                           $749,125     $679,633
                                                           ========     ========



                             See accompanying notes



                                                    LINEAR TECHNOLOGY CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                INCREASE IN CASH AND CASH EQUIVALENTS
                                                           (In thousands)
                                                             (unaudited)

                                                                                                           Six Months Ended
                                                                                                 -----------------------------------
                                                                                                 December 28,           December 29,
                                                                                                     1997                   1996
                                                                                                   ---------              ---------
Cash flow from operating activities:
     Net income                                                                                    $  84,225              $  62,989
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                                                   9,670                  5,825
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                                    7,981                (13,904)
         Decrease (increase) in inventories                                                           (2,922)                 1,282
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                                                     314                   (396)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                                                  20,351                 (5,448)
         Tax benefit from stock option transactions                                                   13,976                  1,425
         Increase (decrease) in deferred income                                                          250                  2,698
                                                                                                   ---------              ---------
     Cash provided by operating activities                                                           133,845                 54,471
                                                                                                   ---------              ---------

Cash flow from investing activities:
     Purchase of short-term investments                                                             (214,468)              (109,812)
     Proceeds from sales and maturities of short-term
         investments                                                                                 155,893                 83,902
     Purchase of property, plant and equipment                                                       (15,274)               (12,869)
                                                                                                   ---------              ---------
     Cash used in investing activities                                                               (73,849)               (38,779)
                                                                                                   ---------              ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock plans                                              10,399                  7,313
     Purchase of common stock                                                                        (50,540)               (11,598)
     Payment of cash dividends                                                                        (9,169)                (7,434)
                                                                                                   ---------              ---------
     Cash used in financing activities                                                               (49,310)               (11,719)
                                                                                                   ---------              ---------

Increase in cash and cash equivalents                                                                 10,686                  3,973

Cash and cash equivalents, beginning of period                                                        50,114                 54,393
                                                                                                   ---------              ---------

Cash and cash equivalents, end of period                                                           $  60,800              $  58,366
                                                                                                   =========              =========


Supplemental disclosure of non-cash financing activities:

Accrued liability for purchase and retirement of common stock                                      $   5,905              $    --
                                                                                                   =========              =========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                                       $  14,999              $  28,575
                                                                                                   =========              =========

                                                       See accompanying notes

                                                                 5

                          LINEAR TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months and six months ended December 28, 1997 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 29, 1997 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at June 29, 1997 has been derived from audited financial statements as of that date.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 1998 and 1997 each have 52 weeks.

3. In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Number 128, Earnings Per Share ("FAS
     128").  As required,  the Company  adopted FAS 128 during the quarter ended
     December 28, 1997. Under the requirements of FAS 128, the Company is required to disclose both basic earnings per share and diluted earnings per share in place of primary earnings per share previously reported by the Company. Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period and, unlike primary earnings per share, excludes the dilutive effect of employee stock options.
     Diluted earnings per share includes the dilutive effect of employee stock options and accordingly, is comparable to primary earnings per share previously reported by the Company. All earnings per share amounts for the periods presented have been restated to conform to the requirements of FAS
     128. The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended                             Six Months Ended
                                       ---------------------------------------       ----------------------------------------
                                         December 28,          December 29,            December 28,           December 29,
                                             1997                  1996                    1997                  1996
                                       -----------------     -----------------       -----------------     -----------------
       Numerator - Net income              $  43,582             $  31,631              $   84,225               $  62,989
                                          ----------            ----------              ----------             -----------

       Denominator for basic
       earnings per share - weighted
       average shares                         76,212                74,616                  76,222                  74,566

       Effect of dilutive securities
       - employee stock options                3,637                 3,640                   3,738                   3,360
                                          ----------            ----------              ----------             -----------

       Denominator for diluted
       earnings per share                     79,849                78,256                  79,960                  77,926
                                          ----------            ----------              ----------             -----------

       Basic earnings per share           $     0.57            $     0.42              $     1.10             $      0.84
                                          ==========            ==========              ==========             ===========

       Diluted earnings per share         $     0.55            $     0.40              $     1.05             $      0.81
                                          ==========            ==========              ==========             ===========

4. In June 1997, the FASB issued Statement of Financial Accounting Standards Number 131, Disclosures About Segments of an Enterprise and Related Information. This statement replaces Statement Number 14 and changes the way public companies report segment information. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the fiscal year ending June 27, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three and six months ended December 28, 1997 and December 29, 1996 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended December 28, 1997 to the corresponding periods from the prior fiscal year:

                                                        Three Months Ended                         Six Months Ended
------------------------------------------------------------------------------------------------------------------------------

                                              December 28,    December 29, Increase    December 28,     December 29,  Increase
                                                 1997            1996                      1997           1996
Net sales                                        100.0%         100.0%       30%           100.0%         100.0%       26%
Cost of sales                                     28.8           28.9        29             28.7           28.8        26
                                                 -----          -----                      -----          -----
    Gross profit                                  71.2           71.1        30             71.3           71.2        26
                                                 -----          -----                      -----          -----

Expenses:
    Research & development                         9.2            9.1        31              9.4            9.1        31
    Selling, general &
       administrative                             11.0           12.7        13             11.0           13.0         7
                                                 -----          -----                      -----          -----
                                                  20.2           21.8        21             20.4           22.1        16
                                                 -----          -----                      -----          -----
                                                                             --          -----          -----          --
Operating income                                  51.0           49.3        34             50.9           49.1        30
Interest income                                    4.8            4.1        52              4.8            4.1        47
                                                 -----          -----                      -----          -----
Income before income taxes                        55.8%          53.4%       36             55.7%          53.2%       32
                                                  ====           ====                       ====           ====

Effective tax rates                               33.3%          34.3%                      33.3%          34.3%
                                                  ====           ====                       ====           ====

         Net sales for the second quarter ended December 28, 1997 increased $26.9 million or 30% as compared to the second quarter of the prior fiscal year. This increase was due primarily to higher unit shipments as the average unit selling price was down slightly from the prior year quarter. The increase in sales was broad based across each of the Company's major geographic markets and in the U.S. between OEM and distributor customers. Despite economic turmoil and other financial difficulties experienced in certain Asian countries during the second quarter, such difficulties did not have a material impact on the Company's sales for the quarter ended December 28, 1997. For the second quarter of fiscal 1998, U.S. sales and International sales represented approximately 49% and 51% of total net sales, respectively with Europe, Japan and Rest of World representing 22%, 14% and 15% of total net sales. Sales were also up across all major end-markets during the quarter as compared to the prior year quarter.

         Net sales for the six months ended December 28, 1997 increased $46.7 million or 26% as compared to the prior fiscal period due to higher shipment volumes offset partially by a slightly lower average unit price. Both international and domestic sales were higher during this period and sales increased across all major end-markets as compared with the six months ended December 29, 1996.

         Gross profit increased $19.3 million and $33.4 million, respectively, for the second quarter and first six months of fiscal 1998 over the corresponding periods in fiscal 1997. Gross profit increased in line with the higher net sales levels achieved during the fiscal 1998 periods as gross profit as a percentage of net sales remained relatively stable at 71.2% and 71.3% for the second quarter and first six months of fiscal 1998, respectively. During each of these periods, higher manufacturing costs resulting from the Company's new wafer fabrication facility in Camas, Washington were generally offset by certain manufacturing efficiencies achieved at the Company's other fabrication, assembly and test facilities and lower costs resulting from weaker local currencies in Malaysia and Singapore where the Company operates its assembly and test facilities.

         Research and development ("R&D") expenses increased $2.6 million and $5.0 million, respectively, for the second quarter and first six months of fiscal 1998 and have stayed relatively flat as a percentage of net sales as compared with the prior year periods. The increases in R&D expenses as compared with the prior year periods were due primarily to an increase in design and process engineering personnel, higher compensation costs due to higher profit sharing and an increase in spending for development mask sets.

         Selling, general and administrative expenses ("SG&A") increased $1.5 million for the second quarter and increased $1.6 million for the first six months of fiscal 1998 as compared with the prior year periods. The increases in SG&A as compared to the prior year periods in fiscal 1997 were due primarily to higher labor costs from an increase in staffing and higher commissions resulting from the higher sales level offset partially by lower legal and sales meeting expenses.

         Interest income was $5.7 million and $11.0 million for the second quarter and first six months of fiscal 1998, respectively, an increase of $1.9 million and $3.5 million over the corresponding periods of fiscal 1997. The increase in interest income resulted from the significant increase in cash, cash equivalents and short-term investments over these periods.

         The Company's effective tax rate for the second quarter and first six months of fiscal 1998 was 33.3%, down from 34.3% in the prior year periods of fiscal 1997. The lower tax rate is due to higher business activity in foreign jurisdictions and an increase in assets employed outside of California into states where the company experiences lower tax rates.


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

         Management of the Company believes the long-term prospects for the business are excellent, and the Company continues to invest in the plant infrastructure and technical talent to maximize its opportunities. In the short-term, the Company' second quarter of fiscal 1998 was its fourth consecutive quarter of quarterly sequential sales growth after experiencing three quarters of generally flat sales during the 1996 calendar year. During the first half of fiscal 1998, customer orders continued to be strong. These orders continue to be well diversified across products, end markets, customers and most major geographic regions. Should this pattern continue, the Company expects to grow sales moderately over the near term.

         The Company sells its products to distributors and manufacturers located within certain Asian countries that are currently experiencing economic and/or other financial difficulties. Although the Company has seen a decline in customer orders in certain of these countries, this decline did not have a material impact on the Company's second quarter ended December 28, 1997. In addition, the Company does not expect that this decline will have a significant impact on the Company's results of operations in the near term. However, should the financial difficulties experienced in these countries become prolonged or should such problems affect other countries where the Company generates significant revenues, there can be no assurance that the Company's results of operations will not be adversely impacted in the future.

         The Company continues to ramp-up production volumes in its new wafer fabrication facility in Camas, Washington. During the first six months of fiscal 1998, the fixed and variable costs associated with this ramp-up of production had a negative impact on the Company's gross margin. Currently, the Company expects that certain manufacturing efficiencies and other cost savings will be achieved to offset any further impact on cost of goods sold and gross margin resulting from the ramp-up of Camas production volumes. However, there can be no assurance that such cost savings will be achieved or that other factors will not arise that will adversely affect gross margin.

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


Liquidity and Capital Resources

         At December 28, 1997, cash, cash equivalents and short-term investments totaled $512.7 million, and working capital was $507.7 million.

         During the first half of fiscal 1998, the Company generated $133.8 million of cash from operating activities. Additionally, the Company generated $10.4 million in proceeds from common stock issued under employee stock option and stock purchase plans.

         During the first half of fiscal 1998, significant cash expenditures included net purchases of short-term investments of $58.6 million and $15.3 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication facilities in Camas, Washington and Penang, Malaysia. During the second quarter of fiscal 1998, the Company purchased 1,002,500 shares of its common stock for $56.4 million of which $5.9 million was paid subsequent to December 28, 1997. The Company also paid $9.2 million for cash dividends to shareholders representing $0.06 per share. In January 1998, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per share to be paid during the third quarter of fiscal 1998. The payment of future dividends will be based on quarterly financial performance.

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

PART II.      OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Company, held on November 5, 1997, in Milpitas, California, the shareholders elected members of the Company's Board of Directors and ratified the Company's proposals to amend the 1986 Employee Stock Purchase Plan and to appoint Ernst & Young LLP as independent auditors.

The vote for nominated directors was as follows:

NOMINEE                                        FOR                      WITHHELD
-------                                        ---                      --------
Robert H. Swanson, Jr.                      65,183,664                  514,569
David S. Lee                                65,183,801                  514,432
Thomas S. Volpe                             65,183,771                  514,462
Leo T. McCarthy                             65,171,935                  526,298
Richard M. Moley                            65,180,745                  517,488

The vote to ratify the amendment of the 1986 Employee Stock Purchase Plan was as follows:

            FOR                              AGAINST                     ABSTAIN
            ---                              -------                     -------
        64,789,162                           415,427                     183,249

The vote to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal 1998 was as follows:

            FOR                              AGAINST                     ABSTAIN
            ---                              -------                     -------
        65,450,767                           101,195                     146,271


Item 6.       Exhibits and Reports on Form 8-K


                  a)  Exhibits

                      10.25 1986 Employee Stock Option Plan, as amended, and form of Subscription Agreement

                      27.1      Financial Data Schedule


                  b)  Reports on Form 8-K

                      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      LINEAR TECHNOLOGY CORPORATION

DATE:  February 9, 1998               BY    /s/Paul Coghlan
                                            ------------------------------------
                                            Paul Coghlan
                                            Vice President, Finance &
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)