Form 10-Q
period 1998-03-29
LINEAR TECHNOLOGY CORP /CA/
filed 1998-05-11
CIK 791907

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 29, 1998

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
     or incorporation)


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

         There were 76,854,413 shares of the Registrant's Common Stock issued and outstanding as of May 6, 1998.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                   THREE AND NINE MONTHS ENDED MARCH 29, 1998




                                      INDEX                                        Page
                                      -----                                        ----
Part I:   Financial Information

          Item 1.    Financial Statements

                     Condensed Consolidated Statements of Income for the             2
                     three and nine months ended  March 29, 1998 and
                     March 30, 1997

                     Condensed Consolidated Balance Sheets at March 29, 1998       3-4
                     and June 29, 1997

                     Condensed Consolidated  Statements of Cash Flows for the        5
                     nine months ended March 29, 1998 and March 30, 1997

                     Notes to Condensed Consolidated Financial Statements            6

          Item 2.    Management's Discussion and Analysis of Financial             7-9
                     Condition and Results of Operations


Part II:  Other Information

          Item 6.    Exhibits and Reports on Form 8-K                               10

Signatures                                                                          11

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements




                                         LINEAR TECHNOLOGY CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (In thousands, except per share amounts)
                                                  (unaudited)
                                                Three Months Ended                 Nine Months Ended
                                                ------------------                 -----------------
                                           March 29,        March 30,          March 29,         March 30,
                                             1998              1997              1998              1997
                                           --------          --------          --------          --------

Net sales                                  $125,982          $ 95,033          $352,788          $275,176

Cost of sales                                35,924            27,435           100,954            79,247
                                           --------          --------          --------          --------

     Gross profit                            90,058            67,598           251,834           195,929
                                           --------          --------          --------          --------

Expenses:

     Research and development                11,973             9,268            33,368            25,661

     Selling, general and
           administrative                    13,401            10,641            38,468            34,139
                                           --------          --------          --------          --------

                                             25,374            19,909            71,836            59,800
                                           --------          --------          --------          --------

Operating income                             64,684            47,689           179,998           136,129

Interest income                               6,043             4,031            17,004            11,464
                                           --------          --------          --------          --------

Income before income taxes                   70,727            51,720           197,002           147,593

Provision for income taxes                   23,553            17,740            65,603            50,624
                                           --------          --------          --------          --------

Net income                                 $ 47,174          $ 33,980          $131,399          $ 96,969
                                           ========          ========          ========          ========

Basic earnings per share                   $   0.62          $   0.45          $   1.72          $   1.30
                                           ========          ========          ========          ========

Shares used in the calculation
    of basic earnings per share              76,130            75,138            76,191            74,756
                                           ========          ========          ========          ========


Diluted earnings per share                 $   0.59          $   0.43          $   1.65          $   1.24
                                           ========          ========          ========          ========

Shares used in the calculation of
    diluted earnings per share               79,661            78,993            79,860            78,281
                                           ========          ========          ========          ========

Cash dividends declared per share          $   0.06          $   0.05          $   0.18          $   0.15
                                           ========          ========          ========          ========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                         March 29,           June 29,
                                                           1998                1997
                                                        ---------           ---------
                                                       (unaudited)
Current assets:
     Cash and cash equivalents                          $ 117,370           $  50,114
     Short-term investments                               449,873             393,325
     Accounts receivable, net of allowance for
       doubtful accounts of $806 ($803 at
       June 29, 1997)                                      67,083              64,836
     Inventories:
       Raw materials                                        4,383               4,001
       Work-in-process                                      6,179               4,820
       Finished goods                                       4,433               3,364
                                                        ---------           ---------

         Total inventories                                 14,995              12,185

     Deferred tax assets                                   30,168              30,698
     Prepaid expenses and other current assets              3,942               8,128
                                                        ---------           ---------

         Total current assets                             683,431             559,286
                                                        ---------           ---------

Property, plant and equipment, at cost:
     Land, building and improvements                       55,337              53,312
     Manufacturing and test equipment                     147,942             130,175
     Office furniture and equipment                         3,143               2,707
                                                        ---------           ---------

                                                          206,422             186,194
     Less accumulated depreciation and
     amortization                                         (80,435)            (65,847)
                                                        ---------           ---------

     Net property, plant and equipment                    125,987             120,347
                                                        ---------           ---------

                                                        $ 809,418           $ 679,633
                                                        =========           =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                           March 29,         June 29,
                                                            1998              1997
                                                           --------          --------
                                                          (unaudited)
Current liabilities:
     Accounts payable                                      $  9,087          $  7,872
     Accrued payroll and related benefits                    21,014            21,423
     Deferred income on shipments to distributors            34,225            29,986
     Income taxes payable                                    27,158            16,124
     Other accrued liabilities                               16,657            13,581
                                                           --------          --------

         Total current liabilities                          108,141            88,986

Deferred tax liabilities                                      2,256             1,596

Shareholders' equity:
     Common stock, no par value, 120,000
         shares authorized; 76,495
         shares issued and outstanding at
         March 29, 1998 (75,956 shares
         at June 29, 1997)                                  218,667           172,403
      Retained earnings                                     480,354           416,648
                                                           --------          --------

         Total shareholders' equity                         699,021           589,051
                                                           --------          --------

                                                           $809,418          $679,633
                                                           ========          ========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (unaudited)
                                                                        Nine Months Ended
                                                                  -----------------------------
                                                                  March 29,            March 30,
                                                                    1998                 1997
                                                                  ---------           ---------
Cash flow from operating activities:
     Net income                                                   $ 131,399           $  96,969
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                 14,799               8,835
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                  (2,247)            (13,677)
         Decrease (increase) in inventories                          (2,810)              1,234
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                  4,716                 870
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                 14,916             (15,248)
         Tax benefit from stock option transactions                  27,778              13,573
         Increase (decrease) in deferred income                       4,239               1,707
         Increase (decrease) in deferred tax liabilities                660                --
                                                                  ---------           ---------
     Cash provided by operating activities                          193,450              94,263
                                                                  ---------           ---------

Cash flow from investing activities:
     Purchase of short-term investments                            (338,480)           (184,090)
     Proceeds from sales and maturities of short-term
       investments                                                  281,932             109,356
     Purchase of property, plant and equipment                      (20,439)            (19,649)
                                                                  ---------           ---------
     Cash used in investing activities                              (76,987)            (94,383)
                                                                  ---------           ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock plans             20,955              12,625
     Purchase of common stock                                       (56,445)            (11,598)
     Payment of cash dividends                                      (13,717)            (11,192)
                                                                  ---------           ---------
     Cash used in financing activities                              (49,207)            (10,165)
                                                                  ---------           ---------

Increase (decrease) in cash and cash equivalents                     67,256             (10,285)

Cash and cash equivalents, beginning of period                       50,114              54,393
                                                                  ---------           ---------

Cash and cash equivalents, end of period                          $ 117,370           $  44,108
                                                                  =========           =========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                      $  25,066           $  36,303
                                                                  =========           =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months and nine months ended March 29, 1998 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 29, 1997 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at June 29, 1997 has been derived from audited financial statements as of that date.

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

                                           Three Months Ended                  Nine Months Ended
                                           ------------------                  -----------------
                                       March 29,         March 30,         March 29,         March 30,
                                         1998              1997              1998              1997
                                       --------          --------          --------          --------
Numerator - Net income                 $ 47,174          $ 33,980          $131,399          $ 96,969
                                       --------          --------          --------          --------

Denominator for basic
earnings per share - weighted
average shares                           76,130            75,138            76,191            74,756
                                                                                             --------

Effect of dilutive securities
- employee stock options                  3,531             3,855             3,669             3,525
                                       --------          --------          --------          --------

Denominator for diluted
earnings per share                       79,661            78,993            79,860            78,281
                                       --------          --------          --------          --------

Basic earnings per share               $   0.62          $   0.45          $   1.72          $   1.30
                                       ========          ========          ========          ========

Diluted earnings per share             $   0.59          $   0.43          $   1.65          $   1.24
                                       ========          ========          ========          ========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table  below  states the income  statement  items for the three and nine months ended March 29, 1998 and March 30, 1997 as a percentage of net sales and provides the percentage  change in absolute  dollars of such items comparing the interim periods ended March 29, 1998 to the  corresponding  periods from the prior fiscal year:
                                              Three Months Ended                                  Nine Months Ended
                               ----------------------------------------------          ---------------------------------------
                                March 29,         March 30,          Increase           March 29,      March 30,      Increase
                                   1998               1997                                1998            1997
Net sales                           100.0%              100.0%           33%              100.0%           100.0%         28%
Cost of sales                        28.5                28.9            31                28.6             28.8          27
                                   ------              ------                            ------           ------
    Gross profit                     71.5                71.1            33                71.4             71.2          29
                                   ------              ------                            ------           ------

Expenses:
    Research & development            9.5                 9.7            29                 9.5              9.3          30
    Selling, general &
       administrative                10.7                11.2            26                10.9             12.4          13
                                   ------              ------                            ------           ------
                                     20.2                20.9            27                20.4             21.7          20
                                   ------              ------                            ------           ------
Operating income                     51.3                50.2            36                51.0             49.5          32
Interest income                       4.8                 4.2            50                 4.8              4.1          48
                                   ------              ------                            ------           ------
Income before income taxes           56.1%               54.4%           37                55.8%            53.6%         33
                                   ======              ======                            ======           ======

Effective tax rates                  33.3%               34.3%                             33.3%            34.3%
                                   ======              ======                            ======           ======

         Net sales for the third quarter ended March 29, 1998 were a record $126.0 million, an increase of $30.9 million or 33% over net sales for the same quarter of the previous year. This increase was due primarily to higher unit shipments while the average selling price was down slightly from the prior year quarter. The increase was broad-based among the Company's end-markets and between distributor and OEM customers. Geographically, sales were up both domestically and internationally with sales increases in each of the Company's major international markets. Domestic and International sales each represented 50% of net sales for the quarter with Europe at 26%, Japan at 10% and Rest of World (primarily rest of Asia) at 14% of net sales. The Company did not experience a significant decline year over year in sales during the quarter resulting from the economic and financial difficulties in Asia that has affected other companies in the industry. However, sales to certain countries in that region were down slightly from the second quarter of fiscal 1998. Despite this decline, total international sales and orders increased sequentially from the second quarter.

         Net sales for the nine months ended March 29, 1998 increased $77.6 million or 28% over net sales for the same period of the previous year. This increase was due primarily to higher unit shipments while the average selling price was slightly lower.

         Gross profit increased $22.5 million or 33% and $55.9 million or 29% for the third quarter and first nine months of fiscal 1998 over the corresponding periods in fiscal 1997. Gross profit as a percentage of net sales increased slightly over these periods primarily due to manufacturing efficiencies experienced at the Company's assembly and test facilities in Singapore and Malaysia, lower costs from favorable exchange rates in Singapore and Malaysia and higher absorbed fixed manufacturing costs resulting from the higher sales base. These increases were offset partially by an increase in manufacturing costs associated with the Company's newer wafer fabrication plant in Camas, Washington which commenced production in the fourth quarter of fiscal 1997. However, the negative impact from the Camas facility decreased sequentially from the Company's second quarter of fiscal 1998 due to the attainment of higher production volumes.

         Research and development expenses increased by $2.7 million or 29% and $7.7 million or 30% for the third quarter and first nine months of fiscal 1998, respectively, as compared to the same periods in fiscal 1997.

These increases were due primarily to an increase in staffing of design, test and process engineering personnel, higher compensation costs from profit sharing and an increase in spending for development mask sets.

         Selling, general and administrative expenses ("SG&A") increased $2.8 million or 26% and $4.3 million or 13% for the third quarter and first nine months of fiscal 1998, respectively, as compared to the same periods of fiscal 1997. The increases in SG&A as compared to the prior year periods were primarily due to higher labor costs from an increase in sales personnel, higher profit sharing, higher commissions on the increase in sales levels and higher legal costs as the Company is the plaintiff in two patent related suits.

         Interest income was $6.0 million and $17.0 million for the third quarter and first nine months of fiscal 1998, an increase of $2.0 million and $5.5 million respectively, over the corresponding periods of fiscal 1997. The increases in interest income for these periods resulted primarily from the large increase in cash, cash equivalents and short-term investments.

         The Company's effective tax rate for the third quarter and the first nine months of fiscal 1998 was 33.3%, down from 34.3% in fiscal 1997. The lower tax rate is due to higher business activity in foreign jurisdictions and an increase in assets employed outside of California in states where the Company experiences lower tax rates.


Factors Affecting Future Operating Results

         Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and the markets for the Company's goods, and other factors described below.

         Management of the Company believes the long-term prospects for the business are excellent, and the Company continues to invest in the plant infrastructure and technical talent to maximize its opportunities. The Company achieved record sales and profits during the third quarter of fiscal 1998, the Company's fifth consecutive quarter of quarterly sequential sales growth. During the first three quarters of the fiscal year, total customer orders continued to be strong. These orders were well diversified across products, end markets, customers and most major geographic regions. Should this pattern continue, the Company expects to grow sales moderately over the near term.

         The Company sells its products to distributors and manufacturers located within certain Asian countries that are currently experiencing economic and/or other financial difficulties. Although the Company has seen a slight to moderate decline in customer orders and sales in certain of these countries, these declines did not have a material impact on the Company's results for the third quarter ended March 29, 1998. The Company is anticipating that sales to Asia, and Japan in particular, will remain relatively flat over the near term but that other major geographic sales regions should continue to experience sales growth. Accordingly, the Company does not expect that the financial difficulties experienced in Asia will have a significant impact on the Company's results of operations in the near term. However, should the financial difficulties experienced in this region become prolonged or affect other countries where the Company generates significant revenues, there can be no assurance that the Company's results of operations will not be adversely impacted in the future.

         The Company continues to ramp-up production volumes in its new wafer fabrication facility in Camas, Washington. During the first nine months of fiscal 1998, the fixed and variable costs associated with this ramp-up of production had a negative impact on the Company's gross margin. However, the negative margin impact of the Camas facility began to decrease in the third quarter as the plant achieved higher production volumes. There can be no assurance that this trend will continue or that other factors will not arise that will adversely affect gross margin.

         Just after the close of the third quarter, the Company announced plans to build another wafer fabrication plant near its facility in California. Capital outlays for the plant are expected to commence in fiscal 1999 with capital costs totaling approximately $75 million for initial production. Production in this plant will not commence until the year 2000.

         Past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, occasional shortages of materials, capacity constraints, occasional oversupply and overcapacity, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development.
Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability.

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


Liquidity and Capital Resources

         At March 29, 1998, cash, cash equivalents and short-term investments totaled $567.2 million, and working capital was $575.3 million.

         During the first nine months of fiscal 1998, the Company generated $193.4 million of cash from operating activities. Additionally, the Company generated $21.0 million in proceeds from common stock issued under employee stock option and stock purchase plans.

         During the first nine months of fiscal 1998, significant cash expenditures included net purchases of short-term investments of $56.5 million and $20.4 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication, assembly and test facilities. During the second quarter of fiscal 1998, the Company purchased 1,002,500 shares of its common stock for $56.4 million of which $5.9 million was paid in the third quarter. The Company also paid $13.7 million for cash dividends to shareholders representing $0.06 per share per quarter. In April 1998, the Company's Board of Directors declared a quarterly cash dividend of $0.06 per share to be paid during the fourth quarter of fiscal 1998. The payment of future dividends will be based on quarterly financial performance.

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

PART II.      OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

                  a)   Exhibits

                       27.1 Financial Data Schedule for the three months ended March 29, 1998

                       27.2 Financial Data Schedule for the three months ended March 30, 1997 (Restated)

                       27.3 Financial Data Schedule for the three months ended September 28, 1997 (Restated)

                       27.4 Financial Data Schedule for the three months ended December 28, 1997 (Restated)

                 b)    Reports on Form 8-K

                       None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             LINEAR TECHNOLOGY CORPORATION

DATE:  May 11, 1998                          BY    /s/Paul Coghlan
                                                   -----------------------------
                                                   Paul Coghlan
                                                   Vice President, Finance &
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Principal Financial Officer)