Form 10-K
period 1998-06-28
LINEAR TECHNOLOGY CORP /CA/
filed 1998-09-25
CIK 791907

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

    FOR THE FISCAL YEAR ENDED JUNE 28, 1998          COMMISSION FILE NO. 0-14864

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

                                    Yes X    No
                                       ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,317,512,700 as of September 8, 1998, based upon the closing sale price on the Nasdaq National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
         There were 76,969,585 shares of the Registrant's common stock issued and outstanding as of September 8, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1)     Items 1 and 2 of Part I,  Items 5, 6, 7 and 8 of Part II, and Item 14(a)
        1. of Part IV incorporate information by reference from Exhibit 13.1 to this Form 10-K which contains certain information included in Registrant's Annual Report to Shareholders for the fiscal year ended June 28, 1998.
(2) Items 10, 11 and 12 of Part III incorporate information by reference from the definitive proxy statement (the "1998 Proxy Statement") for the Annual Meeting of Shareholders to be held on November 4, 1998.

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

         According to World Semiconductor Trade Statistics, worldwide monolithic linear integrated circuit sales, estimated to be approximately $19.8 billion in 1997, represent approximately 16% of the total integrated circuit market. Linear Technology competes primarily in the non-consumer segment of the linear IC market, which was approximately 71% of the total monolithic linear IC market for 1997.

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

Products and markets

         Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the linear circuit market. "High performance" is characterized by higher precision, both high power or micropower, higher speed, more subsystem integration on a single chip and many other special features. The Company focuses virtually all of its design efforts on proprietary products which, at the time of introduction, are original designs by the Company offering unique characteristics differentiating them from those offered by competitors. For fiscal 1998, sales of proprietary products were approximately 95% of the Company's net sales.

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


Market                 End Applications/Products                               Example Product Families
------                 -------------------------                               ------------------------
                                                                     ----
Industrial Process     Flow or rate metering                            |
     Control           Position/pressure/                               |
                         temperature sensing and control                |
                       Robotics                                         |
                       Energy management                                |
                       Process control data communication               |
                       Network and factory automation                   |
                                                                        |      Data acquisition products
                                                                        |      High performance operational
                                                                        |          amplifiers
                                                                        |      Interface (RS 485/232) products
                                                                        |      Instrumentation amplifiers
Instrumentation/       Curve tracers                                  -------  Linear voltage regulators
     Measurement       Logic analyzers                                  |      Line drivers
                       EKG, CAT scanners                                |      Line receivers
                       Multimeters                                      |      Precision comparators
                       Network analyzers                                |      Precision voltage references
                       Oscilloscopes                                    |      Switched capacitor filters
                       Scales                                           |      Switching voltage regulators
                       Test equipment                                   |      Voltage references
                       Voltmeters                                       |
                                                                        |
                                                                        |
Military/Space         Communications                                   |
                       Displays                                         |
                       Firing control                                   |
                       Ground support equipment                         |
                       Guidance control                                 |
                       Radar systems                                    |
                       Sonar systems                                    |
                       Surveillance equipment                           |
                       Satellites                                   __ _|

                                                                     ----
                                                                        |
Telecommunications     Cellular phones                                  |      DC - DC converters
                       Cells and basestations                           |      V.35 transceiver
                       Pagers                                           |      High-speed amplifiers
                       Modems/fax machines                              |      Line drivers
                       PBX                                              |      Line receivers
                       Global positioning systems                       |      Low noise operational amplifiers
                       T1 telecommunication                            ------  Micropower products
                       High bit rate digital subscriber loop            |      Power management
                       Asymetric digital subscriber loop                |      Switched capacitor filters
                       Channel service unit/data service unit           |      Voltage references
                                                                        |      Voltage regulators
                                                                        |      Data acquisition products
                                                                        |      Hot Swap controllers
                                                                     ___|      Multi-protocol circuits



Market                 End Applications/Products                               Example Product Families
------                 -------------------------                               ------------------------
                                                                     - --
Computer/Data          Communications/interface modems                  |      Battery charging
     Processing        DC - DC converters                               |      DC - DC converters
                       Disk drives                                      |      Data acquisition products
                       Notebook computers                               |      Linear voltage regulators
                       Desktop computers                                |      Line drivers
                       Monitors                                         |      Line receivers
                       Plotters                                         ------ Micropower products
                       Printers                                         |      Precision operational amplifiers
                       Power supplies                                   |      Precision voltage references
                       Personal digital assistance systems              |      Switched capacitor filters
                       Battery chargers                                 |      Switching voltage regulators
                       Video/multimedia                                 |      PCMCIA power switching
                                                                    _ __|      Power management

Marketing and customers

         The Company markets its products worldwide, primarily through a network of independent sales representatives and electronics distributors, to a broad range of customers in diverse industries. In certain limited geographical markets the Company has direct sales staff. The Company sells to over 15,000 Original Equipment Manufacturer (OEM) customers, many of which purchase on an individual purchase order basis, rather than pursuant to long-term agreements. The Company's two largest domestic distributors accounted for 25%, 26% and 20% of net sales for fiscal 1998, 1997 and 1996, respectively. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of net sales for fiscal 1998, 1997 or 1996.

         The Company has agreements with 16 independent sales representatives in the United States and 2 in Canada. Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 5 independent distributors in the United States, 2 in Canada, 18 in Europe, 3 in Japan, 2 each in Korea, Hong Kong and Taiwan, and 1 each in Singapore, South Africa, Philippines, India, Israel and Australia. The Company's distributors purchase the Company's products for resale to customers. Additionally, domestic distributors often sell competitors' products. Under certain agreements, the Company's domestic distributors are entitled to price rebates on inventory if the Company lowers the prices of its products. The agreements also generally permit distributors to exchange up to 5% of purchases semi-annually. See Note 1 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit 13.1 of this Form 10-K, which contains certain information included in the Company's 1998 Annual Report to Shareholders.

         The Company's sales organization is divided into domestic and international regions, with sales managers based at the Company's headquarters and in the metropolitan areas of Boston, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, Los Angeles, Irvine, London, Stockholm, Dusseldorf, Munich, Stuttgart, Paris, Singapore, Tokyo, Taipei and Seoul. The Company's products typically require a sophisticated technical sales effort.

         During fiscal 1998, 1997 and 1996, export sales were primarily to Europe, Japan and Asia and represented approximately 52%, 49% and 52% of net sales, respectively. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. A strengthening of the dollar in relation to other currencies may, however, create pricing pressure. Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.

         The Company's backlog of released and firm orders was approximately $64.3 million at June 28, 1998 as compared with $67.0 million at June 29, 1997. In addition to its backlog, the Company had $29.1 million of product sold to and held by domestic distributors at June 28, 1998 as compared to $25.9 million at June 29, 1997. Generally, shipments to domestic distributors are not recognized as sales until the distributor has sold the products to its customers. The Company expects to ship virtually all of its backlog as of June 28, 1998 during fiscal 1999. The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months. Although the Company receives volume purchase orders, most such purchase orders are cancelable by the customer without significant penalty. Lead time for the release of purchase orders depends upon the scheduling practices of the individual customer, so the rate of booking new orders varies from month to month. The ordering practices of many semiconductor customers has shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates. Also, the Company's agreements with certain distributors provide for limited price protection. Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

Manufacturing

         The Company's wafer fabrication and manufacturing facilities are located at its headquarters in Milpitas, California, and at its wafer fabrication plant in Camas, Washington. Each facility was built to Company specifications to support a number of sophisticated process technologies and to satisfy rigorous quality assurance and reliability requirements of United States military specifications and major worldwide OEM customers. The Company's Milpitas and Singapore facilities have received ISO9001 certification.

         The Company's wafer fabrication facility located in Camas, Washington commenced manufacturing operations in the second half of fiscal 1997. The Camas wafer fabrication facility is used to produce six-inch diameter wafers for use in the production of the Company's devices; the Company's Milpitas wafer fabrication plant produces four-inch diameter wafers. The Company currently uses similar manufacturing processes in both its Milpitas and Camas facilities. The Company plans to build another fabrication facility near its existing facilities in California during fiscal 1999. This new fabrication plant is not expected to be completed until fiscal 2000. The Company also has the ability to expand the manufacturing capacity of the Camas facility as needed to meet its future wafer requirements.

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

Complementary Bipolar            Speed, low distortion, precision                Op amps, video amps, converters

CMOS/ Thin Films                 Stability, precision                            Filters, data conversion

High Voltage CMOS                High voltage general-purpose,                   Switches, chopper amplifiers
                                 compatible with Bipolar

Bipolar/Thin Films               Precision, stability, matching                  Converters, amplifiers


         The Company emphasizes quality and reliability from initial product design through manufacturing, packaging and testing. The Company's design team focuses on fault tolerant design and optimum location of circuit elements to enhance reliability. Linear Technology's wafer fabrication facilities have been designed to minimize wafer handling and the impact of operator error through the use of microprocessor-controlled equipment. The Company has obtained Defense Supply Center, Columbus (DSCC) qualification to participate in high reliability JAN38510 (class B) military business. The Company has also received Jan Class S Microcircuit Certification, which enables the Company to manufacture products intended for use in space or for critical applications where replacement is extremely difficult or impossible and where reliability is imperative.

         The Company is certified to comply with the ISO9001 international quality standard. This certification covers the Company's design, manufacturing and service organizations and is an important standard especially in the European marketplace. The Company has received MIL-PRF-38535 Qualified Manufacturers Listing (QML) certification for military products from DSCC.

         Processed wafers are sent to either the Company's assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in October 1994 and services approximately two-thirds of the Company's assembly requirements for plastic packages. Significant assembly subcontractors used by the Company are Carsem(M) Sdn, Carsem Semiconductor Sdn and Unisem(M) Sdn located in Malaysia. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

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

         Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal 1999.

Patents, licenses and trademarks

         The Company has been awarded 91 United States patents, and has filed 66 additional patent applications. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

Competition

         Linear Technology competes in the high performance segment of the linear market. The Company's competitors include Analog Devices, Inc.,
Burr-Brown Corporation, Maxim Integrated Products, Inc., Motorola, Inc., National Semiconductor Corporation and Texas Instruments, Inc. Competition among manufacturers of linear integrated circuits is intense, and certain of the Company's competitors may have significantly greater financial, technical, manufacturing and marketing resources than the Company. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. The Company believes it competes favorably with respect to these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

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

         As of June 28, 1998, the Company had 156 employees engaged in new product design at its Milpitas facility. In addition, at fiscal year end, the Company had 12 employees at its Singapore design center, 18 employees at its Boston design center and 9 employees at its new Colorado design center opened in fiscal 1997.

         For  the  fiscal  years  1998,   1997  and  1996,   the  Company  spent
approximately $46.2 million, $35.4 million and $31.1 million, respectively, on research and development.

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

Employees

         As of June 28, 1998, the Company had 2,155 employees, including 159 in marketing and sales, 448 in research, development and engineering related functions, 1,470 in manufacturing and production, and 78 in management, administration and finance. The Company's success depends upon a number of key employees, the loss of whom could adversely impact the Company. The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. In the San Jose/Silicon Valley area, where the Company's principal facilities are located, competition for such employees is intense.

         The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

         The  executive  officers of the Company,  and their ages as of June 28,
1998, are as follows:
Name                            Age              Position
----                            ---              --------
Robert H. Swanson, Jr. .........  59             President, Director and Chief Executive Officer
Paul Chantalat..................  48             Vice President Quality and Reliability
Paul Coghlan....................  53             Vice President of Finance and Chief Financial Officer
Timothy D. Cox..................  50             Vice President of North American Sales
Clive B. Davies.................  55             Vice President and Chief Operating Officer
Robert C. Dobkin................  54             Vice President of Engineering
Sean T. Hurley..................  60             Vice President of Operations
Louis Di Nardo..................  39             Vice President of Marketing
Hans J. Zapf....................  58             Vice President of International Sales
Arthur F. Schneiderman..........  56             Secretary

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

Item 2.  Properties

         In Milpitas, California, the Company owns the land and a building totaling approximately 40,600 square feet used for its four-inch wafer fabrication lines and adjunct support services. The Company leases two other buildings in the same business complex: a 43,000 square foot building used for testing, shipping and administration, and a 60,000 square foot building used to house primarily circuit design activities. During fiscal 1996, the Company purchased neighboring land and two buildings totaling approximately 57,000 square feet that it had previously leased. The Company demolished the existing buildings and is constructing a new 70,000 square foot administration building on this land that it intends to occupy during fiscal 1999. The Company is negotiating purchase of a 96,000 square foot building near its existing facilities in Milpitas, California. This building will be converted to a new wafer fabrication plant expected to be completed in fiscal 2000.

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

         During fiscal 1996, the Company completed construction of a 60,000 square foot facility on land it owns in Camas, Washington. This facility is used to fabricate six-inch wafers. Manufacturing operations commenced at this facility in the second half of fiscal 1997.

         The Company leases design facilities located in Colorado Springs, Colorado and the metropolitan area of Boston, Massachusetts. In fiscal 1999, the Company intends to purchase land in the Boston metropolitan area and commence construction of a new design center. The Company leases sales offices in the areas of Boston, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, San Jose, Los Angeles, Irvine, London, Stockholm, Dusseldorf, Munich, Stuttgart, Paris, Tokyo, Taipei and Seoul. See Note 3 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Company's 1998 Annual Report to Shareholders.

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

         The information required by the Item is incorporated by reference to the section entitled "Quarterly Results and Stock Market Data" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 1998 Annual Report to Shareholders.

Item 6.  Selected Financial Data

         The information required by the Item is incorporated by reference to the section entitled "Selected Financial Information/Five-Year Trend" of Exhibit
13.1 to this Form 10-K which contains certain information included in the Registrant's 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The information required by the Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 1998 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

         Consolidated Financial Statements of Linear Technology at June 28, 1998, and June 29, 1997 and for each of the three years in the period ended June 28, 1998, the report of Ernst & Young LLP, independent auditors, thereon and unaudited quarterly financial data for the two year period ended June 28, 1998 are incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's 1998 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item for the Company's directors is incorporated by reference to the 1998 Proxy Statement, under the caption "Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

         Incorporated by reference to the 1998 Proxy Statement, the section titled "Executive Compensation."


Item 12. Security  Ownership  of Certain  Beneficial  Owners  and Management

         Incorporated by reference to the 1998 Proxy Statement, the section titled "Record Date and Voting Securities" and the section titled "Security Ownership."

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

10.45 Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(6)

10.46 Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (7)

10.47 1996 Incentive Stock Option Plan, form of Incentive Stock Option Agreement and form of Nonstatutory Stock Option Agreement.(*) (9)

10.48    1996 Senior Executive Bonus Plan.(*) (9)

13.1 Certain information included in the Registrant's Annual Report to Shareholders for the fiscal year ended June 28, 1998.

21.1     Subsidiaries of Registrant.

23.1     Consent of Ernst & Young LLP, Independent Auditors. (see page 21)

24.1     Power of Attorney. (see page 18)

27.1     Financial Data Schedule for the year ended June 28, 1998

27.2     Financial Data Schedule for the year ended June 29, 1997 (Restated)

27.3     Financial Data Schedule for the year ended June 30 , 1996 (Restated)

27.4 Financial Data Schedule for the three months ended December 29, 1996 (Restated)

27.5 Financial Data Schedule for the three months ended September 29, 1996 (Restated)


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

(4) Incorporated by reference to identically numbered exhibit filed in response to Item 6, "Exhibits and Reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997.

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


                          LINEAR TECHNOLOGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Item 14(a)1)

                                                                                        Page Reference to
                                                                                        Exhibit 13.1
Consolidated balance sheets at June 28, 1998 and June 29, 1997                          E13.1-7

Consolidated statements of income for each of the three
years in the period ended June 28, 1998                                                 E13.1-6

Consolidated statements of shareholders' equity for each of
the three years in the period ended June 28, 1998                                       E13.1-9

Consolidated statements of cash flows for each of the three
years in the period ended June 28, 1998                                                 E13.1-8

Notes to consolidated financial statements                                              E13.1-10 to
                                                                                        E13.1-16

Report of Ernst & Young LLP, independent auditors                                       E13.1-17

         The Consolidated Financial Statements listed in the above index are hereby incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's Annual Report to Shareholders for the year ended June 28, 1998.

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


                          LINEAR TECHNOLOGY CORPORATION
                          -----------------------------
                                  (Registrant)

                         By: /s/ Robert H. Swanson, Jr.
                         ------------------------------
                             Robert H. Swanson, Jr.
                               President and Chief
                                Executive Officer
                               September 21, 1998

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

/s/ Robert H. Swanson, Jr.             /s/ Paul Coghlan
--------------------------             ----------------
Robert H. Swanson, Jr.                 Paul Coghlan
President and Chief Executive          Vice President of Finance and Chief
Officer (Principal Executive           Financial Officer (Principal Financial
Officer) and Director                  Officer and Principal Accounting Officer)
September 21, 1998                     September 21, 1998

/s/ David S. Lee                       /s/ Thomas S. Volpe
----------------                       -------------------
David S. Lee                           Thomas S. Volpe
Director                               Director
September 21, 1998                     September 21, 1998

/s/ Leo T. McCarthy                    /s/ Richard M. Moley
-------------------                    --------------------
Leo T. McCarthy                        Richard M. Moley
Director                               Director
September 21, 1998                     September 21, 1998

                                                        SCHEDULE II

                                                LINEAR TECHNOLOGY CORPORATION

                                              VALUATION AND QUALIFYING ACCOUNTS
                                                   (Dollars in thousands)
                                                                   Additions
                                                  Balance at       Charged to                        Balance at
                                                  Beginning        Costs and                           End of
                                                  of Period        Expenses         Deductions(1)      Period
                                                  ---------        --------         -------------      ------
Allowance for doubtful accounts:

Year ended June 30, 1996.................             $728             $60               $12            $776
                                                      ====             ===               ===            ====

Year ended June 29, 1997.................             $776             $30               $ 3            $803
                                                      ====             ===               ===            ====

Year ended June 28, 1998.................             $803             $--               $--            $803
                                                      ====             ===               ===            ====

(1)  Write-offs of doubtful accounts.