Form 10-Q
period 1998-09-27
LINEAR TECHNOLOGY CORP /CA/
filed 1998-11-10
CIK 791907

LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 27, 1998


                                      INDEX


                                                                            Page

Part I:  Financial Information

      Item 1. Financial Statements

              Condensed Consolidated Statements of Income for the              2
              three months ended September 27, 1998 and September 28, 1997

              Condensed Consolidated Balance Sheets at                       3-4
              September 27, 1998 and June 28, 1998

              Condensed Consolidated Statements of Cash Flows for the          5
              three months ended September 27, 1998 and September 28, 1997

              Notes to Condensed Consolidated Financial Statements             6

      Item 2. Management's Discussion and Analysis of Financial              7-9
              Condition and Results of Operations


Part II: Other Information

      Item 6. Exhibits and Reports on Form 8-K                                10

      Signatures                                                              11

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                          LINEAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                       Three Months Ended
                                                      -----------------------
                                                    September 27,  September 28,
                                                        1998           1997
                                                      --------       --------
Net sales                                             $116,032       $109,802

Cost of sales                                           33,662         31,384
                                                      --------       --------

     Gross profit                                       82,370         78,418
                                                      --------       --------

Expenses:

     Research and development                           11,537         10,618

     Selling, general and administrative                12,638         12,161
                                                      --------       --------

                                                        24,175         22,779
                                                      --------       --------

Operating income                                        58,195         55,639

Interest income                                          7,072          5,296
                                                      --------       --------

Income before income taxes                              65,267         60,935

Provision for income taxes                              20,885         20,292
                                                      --------       --------

Net income                                            $ 44,382       $ 40,643
                                                      ========       ========

Earnings per share:

    Basic                                             $   0.58       $   0.53
                                                      ========       ========

    Diluted                                           $   0.56       $   0.51
                                                      ========       ========

Shares used in the calculation of earnings per share:

    Basic                                               76,094         76,232
                                                      ========       ========

    Diluted                                             79,149         80,070
                                                      ========       ========

Cash dividends declared per share                     $   0.07       $   0.06
                                                      ========       ========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                   September 27,   June 28,
                                                        1998         1998
                                                    -----------    ---------
                                                    (unaudited)    (audited)

Current assets:
     Cash and cash equivalents                        $ 100,841    $ 128,733
     Short-term investments                             474,632      509,160
     Accounts receivable, net of allowance for
       doubtful accounts of $803 ($803 at
       June 28, 1998)                                    65,394       68,539
     Inventories:
       Raw materials                                      4,381        4,726
       Work-in-process                                    7,103        6,502
       Finished goods                                     4,174        4,892
                                                      ---------    ---------

         Total inventories                               15,658       16,120

     Deferred tax assets                                 35,817       35,817
     Prepaid expenses and other current assets            7,287        9,807
                                                      ---------    ---------

         Total current assets                           699,629      768,176
                                                      ---------    ---------

Property, plant and equipment, at cost:
     Land, building and improvements                     74,309       54,893
     Manufacturing and test equipment                   152,868      151,484
     Office furniture and equipment                       3,184        3,147
                                                      ---------    ---------

                                                        230,361      209,524
     Less accumulated depreciation and
     amortization                                       (90,141)     (84,878)
                                                      ---------    ---------

     Net property, plant and equipment                  140,220      124,646
                                                      ---------    ---------

                                                      $ 839,849    $ 892,822
                                                      =========    =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                 (In thousands)



                                                        September 27,   June 28,
                                                             1998        1998
                                                           --------     --------
                                                         (unaudited)   (audited)
Current liabilities:
     Accounts payable                                      $  6,778     $  8,241
     Accrued payroll and related benefits                    20,652       32,130
     Deferred income on shipments to distributors            32,051       33,377
     Income taxes payable                                    50,049       32,749
     Other accrued liabilities                               17,324       16,529
                                                           --------     --------

         Total current liabilities                          126,854      123,026

Deferred tax liabilities                                     13,882       13,883

Shareholders' equity:
     Common stock, no par value, 120,000
         shares authorized; 75,173
         shares issued and outstanding at
         September 27, 1998 (76,823 shares
         at June 28, 1998)                                  229,431      230,655
      Retained earnings                                     469,682      525,258
                                                           --------     --------

         Total shareholders' equity                         699,113      755,913
                                                           --------     --------

                                                           $839,849     $892,822
                                                           ========     ========

                             See accompanying notes

                                          LINEAR TECHNOLOGY CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                  (In thousands)
                                                   (unaudited)
                                                                                     Three Months Ended
                                                                           --------------------------------------
                                                                           September 27,            September 28,
                                                                                1998                     1997
                                                                           -------------           --------------
Cash flow from operating activities:
     Net income                                                              $  44,382                 $  40,643
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                             5,263                     4,732
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                              3,145                     6,732
         Decrease (increase) in inventories                                        462                    (1,401)
         Decrease (increase) in deferred tax assets/liabilities,
           prepaid expenses and other current assets                             2,519                     1,362
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                             5,154                     6,701
         Tax benefit from stock option transactions                              2,404                     9,898
         Increase (decrease) in deferred income                                 (1,326)                   (1,156)
                                                                             ---------                 ---------
     Cash provided by operating activities                                      62,003                    67,511
                                                                             ---------                 ---------

Cash flow from investing activities:
     Purchase of short-term investments                                        (78,621)                 (135,455)
     Proceeds from maturities of short-term investments                        113,149                    77,003
     Purchase of property, plant and equipment                                 (20,837)                   (6,448)
                                                                             ---------                 ---------
     Cash provided by (used in) investing activities                            13,691                   (64,900)
                                                                             ---------                 ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock
          plans                                                                 1,776                     6,056
     Purchase of common stock                                                 (99,983)                       --
     Payment of cash dividends                                                 (5,379)                   (4,574)
                                                                             --------                  --------
     Cash provided by (used in) financing activities                         (103,586)                    1,482
                                                                             ---------                 --------

Increase (decrease) in cash and cash equivalents                              (27,892)                    4,093

Cash and cash equivalents, beginning of period                                128,733                    50,114
                                                                             --------                  --------

Cash and cash equivalents, end of period                                     $100,841                  $ 54,207
                                                                             ========                  ========



Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                 $  1,146                  $     53
                                                                             ========                 =========

                                              See accompanying notes

                                                        5

                          LINEAR TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended September 27, 1998 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 28, 1998 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at June 28, 1998 has been derived from audited financial statements as of that date.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 1999 and 1998 each have 52 weeks.

3. In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). Prior periods presented have been restated to conform to the requirements of FAS 128. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee stock options outstanding. The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share:

                                                       Three Months Ended
                                                  ---------------------------
                                                     September 27, September 28,
                                                         1998           1997
                                                        ------         ------
Denominator for basic earnings
per share - weighted average
shares outstanding                                      76,094         76,232

Effect of dilutive securities -
employee stock options                                   3,055          3,838
                                                        ------         ------
Denominator for diluted
earnings per share                                      79,149         80,070
                                                        ======         ======


4. During the first quarter of fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Components of comprehensive income include net income and certain transactions that have generally been reported in the consolidated statement of shareholders' equity. FAS 130 requires that these transactions be included with net income and presented separately as comprehensive income in the financial statements. The adoption of this Statement had no impact on the Company's net income or shareholders' equity and, during the periods presented, the Company had no material transactions other than net income that should be reported as comprehensive income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three months ended September 27, 1998 and September 28, 1997 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the three months ended September 27, 1998 to the corresponding period from the prior fiscal year:


                                                                                Three Months Ended
                                                            ------------------------------------------------------------

                                                            September 27, 1998        September 28,
                                                                                          1997               Increase
                                                            --------------------    ------------------    -------------
Net sales                                                           100.0%                  100.0%                6%
Cost of sales                                                        29.0                    28.6                 7
                                                                   ------                  ------
         Gross profit                                                71.0                    71.4                 5
                                                                   ------                  ------

Expenses:
         Research & development                                       9.9                     9.6                 9
         Selling, general & administrative                           10.9                    11.1                 4
                                                                   ------                  ------
                                                                     20.8                    20.7                 6
                                                                   ------                  ------
Operating income                                                     50.2                    50.7                 5
Interest income                                                       6.1                     4.8                34
                                                                   ------                  ------
Income before income taxes                                           56.3%                   55.5%                7
                                                                   ======                  ======


Effective tax rates                                                  32.0%                   33.3%
                                                                   ======                   ======

         Net sales for the first quarter of fiscal 1999 were $116.0 million and increased $6.2 million or 6% over net sales of $109.8 million for the first quarter of fiscal 1998. This increase was due primarily to higher unit shipments, while the average selling price was slightly lower for the first quarter of fiscal 1999. International sales increased 12% led by strong growth in Europe. Sales increased throughout Asia except for Japan, which had a slight decline. Sales to the domestic market were relatively flat as compared to the first quarter in fiscal 1998. International sales for the first quarter of fiscal 1999 were 52% of net sales compared with 49% of net sales in the same period of fiscal 1998. Relative to end-market applications, all of the sales growth over the prior year's quarter was in the communications and computer areas, whereas the industrial and military markets were down slightly.

         Gross profit increased $4.0 million or 5% in the first quarter of fiscal 1999 over the corresponding quarter in fiscal 1998. Gross profit as a percentage of net sales declined slightly to 71.0% from 71.4% of net sales. The slight decline in gross profit as a percentage of net sales results primarily from the effects of a slightly lower average selling price. This was partially offset by two factors: lower offshore manufacturing costs primarily due to favorable currency exchange rates; and the benefit of fixed costs absorbed over a larger sales base.

         Research and development expenses were $11.5 million and increased $0.9 million or 9% for the first quarter of fiscal 1999 over the first quarter of fiscal 1998. This increase was due primarily to an increase in staffing and compensation, particularly for new design and test engineering personnel, offset partially by lower spending for development mask sets.

         Selling, general and administrative ("SG&A") expenses were $12.6 million and increased $0.5 million or 4% for the first quarter of fiscal 1999 over the first quarter of fiscal 1998. This increase was due primarily to an increase in sales personnel as the Company moved to a direct sales force in certain domestic sales regions and also higher legal expenses due to intellectual property suits where the Company is the plaintiff. The increase in labor costs for the direct sales force was largely offset by a reduction in external sales commissions.

        Interest income increased $1.8 million to $7.1 million for the first quarter of fiscal 1999 compared to $5.3 million for the first quarter of fiscal 1998. The increase in interest income resulted primarily from the increase in cash, cash equivalents and short-term investments over this period as the average rate of return declined slightly due to lower short-term interest rates.

         The Company's effective tax rate for the first quarter of fiscal 1999 was 32.0%, down from 33.3% in the first quarter of fiscal 1998. The lower tax rate is due to increases in assets employed outside of California, manufacturing and shipping activity offshore and tax-exempt interest income.

Factors Affecting Future Operating Results

         Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below.

         Management of the Company believes the long-term prospects for the business are excellent and continues to invest in the plant infrastructure and technical talent to maximize its opportunities. In the short-term, the Company's sales for the first quarter of fiscal 1999 declined 12% sequentially from the record level achieved in the fourth quarter of fiscal 1998. This decline resulted from several factors including a prolonged weakness in the Asian markets and a delay in customer orders as customers took advantage of lower supplier lead times. However, bookings increased during the quarter as compared with the fourth quarter of fiscal 1999 and backlog increased. This increase in bookings along with the historic seasonality of the Company's business and the acceptance and potential of certain of the Company's newer products generally indicates that the Company will grow sales at least slightly over the near-term. However, as in most financial quarters an increase in sales is dependent on orders that can be booked and shipped within the same quarter and, as discussed above, order visibility is limited due to lower supplier lead times. Given this fact and the continuation of the weakness in Japan and other Asian markets and the general pessimism that currently exist in the business community and financial markets, management of the Company is cautious relative to its near-term outlook and therefore expects little to no sales growth in the second quarter of fiscal 1999. The Company expects that its profitability as a percentage of sales will be maintained during this period.

                  Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability.

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

Liquidity and Capital Resources

         At September 27, 1998 cash, cash equivalents and short-term investments totaled $575.5 million, and working capital was $572.8 million.

         During the first quarter of fiscal 1999, the Company generated $62.0 million of cash from operating activities and $1.8 million from proceeds from common stock issued under the employee stock option plan. Significant cash expenditures included the purchase of 1.8 million shares of the Company's common stock for approximately $100 million and capital expenditures totaling $20.8 million. Capital expenditures during the quarter include the purchase of land and a building located in San Jose, California. The Company intends to build a new fabrication facility at this location for a total capitalized cost of approximately $95 million. This new facility is not expected to be operational until fiscal 2000. The Company also paid $5.4 million in cash dividends to shareholders representing $0.07 per share. In October 1998, the Company's Board of Directors announced that a quarterly cash dividend of $0.07 per share will be paid during the second quarter of fiscal 1999. The payment of future dividends will be based on quarterly financial performance.

         The Company continues to satisfy its liquidity needs through its existing cash and investment balances and cash generated from operations. Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the foreseeable future.

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



                                        LINEAR TECHNOLOGY CORPORATION

DATE:  November 11, 1998                BY  /s/Paul Coghlan
                                            ----------------------------
                                            Paul Coghlan
                                            Vice President, Finance &
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)