Form 10-Q
period 1998-12-27
LINEAR TECHNOLOGY CORP /CA/
filed 1999-02-09
CIK 791907

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1998

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

         There were 75,316,987 shares of the Registrant's Common Stock issued and outstanding as of December 27, 1998.

                                           LINEAR TECHNOLOGY CORPORATION
                                                     FORM 10-Q
                                    THREE AND SIX MONTHS ENDED DECEMBER 27, 1998



                                                       INDEX
                                                       -----

                                                                                               Page
                                                                                               ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the                         2
                      three and six months ended December 27, 1998 and
                      December 28, 1997

                      Condensed Consolidated Balance Sheets at                                  3-4
                      December 27, 1998 and June 28, 1998

                      Condensed Consolidated Statements of Cash Flows for the                     5
                      six months ended December 27, 1998 and December 28, 1997

                      Notes to Condensed Consolidated Financial Statements                      6-7

           Item 2.    Management's Discussion and Analysis of Financial                         8-10
                      Condition and Results of Operations


Part II:   Other Information

           Item 4.    Submission of Matters to a Vote of Security Holders                        11

           Item 6.    Exhibits and Reports on Form 8-K                                           11

Signatures                                                                                       12

                                       1

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                     LINEAR TECHNOLOGY CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except per share amounts)
                                              (unaudited)

                                                Three Months Ended             Six Months Ended
                                                ------------------             ----------------
                                           December 27,    December 28,   December 27,    December 28,
                                              1998            1997            1998            1997
                                            --------        --------        --------        --------

Net sales                                   $120,020        $117,004        $236,052        $226,806

Cost of sales                                 34,029          33,646          67,691          65,030
                                            --------        --------        --------        --------

     Gross profit                             85,991          83,358         168,361         161,776
                                            --------        --------        --------        --------

Expenses:

     Research and development                 12,623          10,777          24,160          21,395

     Selling, general and administrative      12,405          12,906          25,043          25,067
                                            --------        --------        --------        --------

                                              25,028          23,683          49,203          46,462
                                            --------        --------        --------        --------

Operating income                              60,963          59,675         119,158         115,314

Interest income                                6,543           5,665          13,615          10,961
                                            --------        --------        --------        --------

Income before income taxes                    67,506          65,340         132,773         126,275

Provision for income taxes                    21,602          21,758          42,487          42,050
                                            --------        --------        --------        --------

Net income                                  $ 45,904        $ 43,582        $ 90,286        $ 84,225
                                            ========        ========        ========        ========

Basic earnings per share                    $   0.61        $   0.57        $   1.19        $   1.10
                                            ========        ========        ========        ========

Shares used in the calculation of
    basic earnings per share                  75,197          76,212          75,646          76,222
                                            ========        ========        ========        ========

Diluted earnings per share                  $   0.59        $   0.55        $   1.15        $   1.05
                                            ========        ========        ========        ========

Shares used in the calculation of diluted
    earnings per share                        78,405          79,849          78,777          79,960
                                            ========        ========        ========        ========

Cash dividends declared per share           $   0.07        $   0.06        $   0.14        $   0.12
                                            ========        ========        ========        ========

                                         See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                        December 27,  June 28,
                                                           1998         1998
                                                         ---------    ---------
                                                        (unaudited)   (audited)
Current assets:
     Cash and cash equivalents                          $  95,788     $ 128,733
     Short-term investments                               515,314       509,160
     Accounts receivable, net of allowance for
       doubtful accounts of $803 ($803 at
       June 28, 1998)                                      63,383        68,539
     Inventories:
       Raw materials                                        3,691         4,726
       Work-in-process                                      8,096         6,502
       Finished goods                                       4,157         4,892
                                                        ---------     ---------

         Total inventories                                 15,944        16,120

     Deferred tax assets                                   35,817        35,817
     Prepaid expenses and other current assets              8,215         9,807
                                                        ---------     ---------

         Total current assets                             734,461       768,176
                                                        ---------     ---------

Property, plant and equipment, at cost:
     Land, building and improvements                       76,111        54,893
     Manufacturing and test equipment                     155,921       151,484
     Office furniture and equipment                         3,190         3,147
                                                        ---------     ---------

                                                          235,222       209,524
     Less accumulated depreciation and
       amortization                                       (95,379)      (84,878)
                                                        ---------     ---------

     Net property, plant and equipment                    139,843       124,646
                                                        ---------     ---------

                                                        $ 874,304     $ 892,822
                                                        =========     =========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                 (In thousands)






                                                          December 27,  June 28,
                                                             1998        1998
                                                           --------    --------
                                                          (unaudited)  (audited)

Current liabilities:
     Accounts payable                                      $  6,501    $  8,241
     Accrued payroll and related benefits                    29,142      32,130
     Deferred income on shipments to distributors            32,105      33,377
     Income taxes payable                                    31,346      32,749
     Other accrued liabilities                               18,934      16,529
                                                           --------    --------

         Total current liabilities                          118,028     123,026

Deferred tax liabilities                                     13,883      13,883

Shareholders' equity:
     Common stock, no par value, 120,000
         shares authorized; 75,317
         shares issued and outstanding at
         December 27, 1998 (76,823 shares
         at June 28, 1998)                                  240,176     230,655
      Retained earnings                                     502,217     525,258
                                                           --------    --------

         Total shareholders' equity                         742,393     755,913
                                                           --------    --------

                                                           $874,304    $892,822
                                                           ========    ========


                             See accompanying notes


                                  LINEAR TECHNOLOGY CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                          (In thousands)
                                           (unaudited)
                                                                           Six Months Ended
                                                                       -------------------------
                                                                       December 27, December 28,
                                                                          1998         1997
                                                                       ------------ ------------
Cash flow from operating activities:
     Net income                                                         $  90,286    $  84,225
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                       10,501        9,670
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                         5,156        7,981
         Decrease (increase) in inventories                                   176       (2,922)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                        1,592          314
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                       (3,726)      20,351
         Tax benefit from stock option transactions                         7,258       13,976
         Increase (decrease) in deferred income                            (1,272)         250
                                                                        ---------    ---------
     Cash provided by operating activities                                109,971      133,845
                                                                        ---------    ---------

Cash flow from investing activities:
     Purchase of short-term investments                                  (303,708)    (214,468)
     Proceeds from sales and maturities of short-term
       investments                                                        297,554      155,893
     Purchase of property, plant and equipment                            (25,698)     (15,274)
                                                                        ---------    ---------
     Cash used in investing activities                                    (31,852)     (73,849)
                                                                        ---------    ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock plans                    8,300       10,399
     Purchase of common stock                                            (108,736)     (50,540)
     Payment of cash dividends                                            (10,628)      (9,169)
                                                                        ---------    ---------
     Cash used in financing activities                                   (111,064)     (49,310)
                                                                        ---------    ---------

Increase (decrease) in cash and cash equivalents                          (32,945)      10,686

Cash and cash equivalents, beginning of period                            128,733       50,114
                                                                        ---------    ---------

Cash and cash equivalents, end of period                                $  95,788    $  60,800
                                                                        =========    =========


Supplemental disclosure of non-cash financing activities:

Accrued liability for purchase and retirement of common stock           $       0    $   5,905
                                                                        =========    =========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                            $  31,925    $  14,999
                                                                        =========    =========

                                      See accompanying notes

                                       5

                          LINEAR TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months and six months ended December 27, 1998 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 28, 1998 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at June 28, 1998 has been derived from audited financial statements as of that date.

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

4.   The  following  table  sets  forth the  computation  of basic  and  diluted earnings per share (in thousands, except per share amounts):
                                                 Three Months Ended                Six Months Ended
                                                 ------------------                ----------------
                                         December 27,       December 28,     December 27,      December 28,
                                             1998             1997              1998              1997
                                           -------           -------           -------           -------
Numerator - net income                     $45,904           $43,582           $90,286           $84,225
                                           -------           -------           -------           -------

Denominator for basic earnings
per share - weighted average
shares                                      75,197            76,212            75,646            76,222

Effect of dilutive securities -
employee stock options                       3,208             3,637             3,131             3,738
                                           -------           -------           -------           -------

Denominator for diluted
earnings per share                          78,405            79,849            78,777            79,960
                                           -------           -------           -------           -------

Basic earnings per share                   $  0.61           $  0.57           $  1.19           $  1.10
                                           =======           =======           =======           =======

Diluted earnings per share                 $  0.59           $  0.55           $  1.15           $  1.05
                                           =======           =======           =======           =======

5. In June 1997, the FASB issued Statement of Financial Accounting Standards Number 131, Disclosures About Segments of an Enterprise and Related Information. This statement replaces Statement Number 14 and changes the way public companies report segment information. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the fiscal year ending June 27, 1999.

6. In January 1999, the Company's Board of Directors declared a two-for-one split of the Company's common stock to be effective February 19, 1999, for shareholders of record as of January 29, 1999. All share and per share information have been presented on a pre-split basis and therefore do not reflect the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three and six months ended December 27, 1998 and December 28, 1997 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended December 27, 1998 to the corresponding periods from the prior fiscal year:

                                                Three Months Ended                               Six Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                     December 27,    December 28,      Increase/     December 27,        December 28,   Increase
                                        1998             1997         (Decrease)         1998               1997
Net sales                               100.0%           100.0%            3%           100.0%              100.0%          4%
Cost of sales                            28.4             28.8             1             28.7                28.7           4
                                       ------           ------                         ------              ------
    Gross profit                         71.6             71.2             3             71.3                71.3           4
                                       ------           ------                         ------              ------

Expenses:
    Research & development               10.5              9.2            17             10.2                 9.4          13
    Selling, general &
       administrative                    10.3             11.0            (4)            10.6                11.0          --
                                       ------           ------                         ------              ------
                                         20.8             20.2             6             20.8                20.4           6
                                       ------           ------                         ------              ------
Operating income                         50.8             51.0             2             50.5                50.9           3
Interest income                           5.4              4.8            15              5.7                 4.8          24
                                       ------           ------                         ------              ------
Income before income taxes               56.2%            55.8%            3             56.2%               55.7%          5
                                       ======           ======                         ======              ======

Effective tax rates                      32.0%            33.3%                          32.0%               33.3%
                                       ======           ======                         ======              ======

         Net sales for the second quarter ended December 27, 1998 increased $3.0 million or 3% as compared to the second quarter of the prior fiscal year. This increase was due primarily to higher unit shipments as the average unit selling price was down slightly from the prior year quarter. International sales increased by 12%. Gains in Europe and rest of Asia were partially offset by a decrease in Japan from the prior year quarter. Sales to the domestic market were down 7% primarily due to a reduction in sales in the U.S. distribution channel as the OEM channel remained relatively unchanged. The Company added a third major distributor, Wyle Electronics, late in the quarter, who is expected to have a gradual positive impact on sales in future quarters. For the second quarter of fiscal 1999, U.S. sales and International sales represented approximately 45% and 55% of total net sales, respectively, with Europe, Japan and rest of world representing 26%, 12% and 17% of total net sales, respectively. The Company's major end-markets are communication, computer and industrial. Sales into the communication end-market increased whereas sales into the other areas were relatively unchanged.

         Net sales for the six months ended December 27, 1998 increased $9.2 million or 4% as compared to the prior fiscal period due to higher shipment volumes partially offset by lower average unit selling prices. International sales were 12% higher during this period while domestic sales declined 4%, primarily in U.S. distribution.

         Gross profit increased $2.6 million and $6.6 million, respectively, for the second quarter and first six months of fiscal 1999 over the corresponding periods in fiscal 1998. Gross profit increased in line with the higher net sales levels achieved during the fiscal 1999 periods as gross profit as a percentage of net sales remained relatively stable at 71.6% and 71.3% for the second quarter and first six months of fiscal 1999, respectively. During each of these periods, gross profit improved due to the favorable effect of fixed costs allocated across a higher sales base, and slightly better manufacturing efficiencies and yields achieved at the Company's fabrication, assembly and test facilities.

         Research and development ("R&D") expenses increased $1.8 million and $2.8 million, respectively, for the second quarter and first six months of fiscal 1999 and have increased to 10.5% and 10.2% of net sales, for the second quarter and first six months of fiscal 1999, respectively. The increases in R&D expenses as compared with the prior year periods were due primarily to an increase in design and test engineering personnel and higher compensation costs due to higher profit sharing. During the quarter the Company opened another satellite design center in New Hampshire.

         Selling, general and administrative expenses ("SG&A") decreased $0.5 million for the second quarter and were flat for the first six months of fiscal 1999 as compared with the prior year periods. The decrease in SG&A as compared to the prior year period in fiscal 1998 was primarily due to lower external commission costs resulting from both fewer external sales representatives, as the Company went to a direct sales force in three domestic regions, and from a lower overall external commission rate due to a lower sales growth rate in the first half of fiscal 1999 versus fiscal 1998. The lower external commissions expense was partially offset by higher labor costs associated with an increase in staffing and profit sharing.

         Interest income was $6.5 million and $13.6 million for the second quarter and first six months of fiscal 1999, respectively, an increase of $0.9 million and $2.7 million over the corresponding periods of fiscal 1998. The increase in interest income resulted from the significant increase in cash, cash equivalents and short-term investments during the fiscal 1999 periods.

         The Company's effective tax rate for the second quarter and first six months of fiscal 1999 was 32.0%, down from 33.3% in the prior year periods of fiscal 1998. The lower tax rate is due to higher business activity in foreign jurisdictions and an increase in assets employed outside of California into states where the Company experiences lower tax rates.


Factors Affecting Future Operating Results

         Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, and under the heading "Year 2000", are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, timely ramp-up of new facilities and the timely introduction of new processes and products, and general conditions in the world's economies and financial markets.

         Management of the Company believes the long-term prospects for the business are excellent and the Company continues to invest in the plant infrastructure and technical talent to maximize its opportunities. In the short-term the Company has resumed sequential quarterly sales growth and has had two quarters of growing bookings which appear to be well diversified both geographically and by end-market. Although there are concerns about the rate of worldwide economic growth, the pessimism that prevailed in the financial markets in the late summer has turned around. However, customers continue to be cautious and generally order only to meet immediate needs. Consequently the Company continues to be dependent on orders that book and ship in the same quarter. Lead times are low and customers appear to have relatively low inventories and generally order for rapid delivery. In summary, given the acceleration of bookings throughout last quarter, the acceptance of new products at customers, the historical seasonal strengthening of business in the March quarter, particularly at U.S. distribution, and the first signs of some improvement in Japan, the Company currently expects to grow sales in the near-term in the mid to high single digit range sequentially over the quarter just reported. The Company also expects that its profitability as a percentage of sales will be maintained during this period.

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


Liquidity and Capital Resources

         At December 27, 1998, cash, cash equivalents and short-term investments totaled $611.1 million, and working capital was $616.4 million.

         During the first half of fiscal 1999, the Company generated $110.0 million of cash from operating activities. Additionally, the Company generated $8.3 million in proceeds from common stock issued under employee stock option and stock purchase plans.

         Significant cash expenditures include the purchase of 2.0 million shares of the Company's common stock for $108.7 million and capital expenditures totaling $25.7 million. Capital expenditures include the purchase of land and a building located in Milpitas, California. The Company intends to build a new wafer fabrication facility at this location for a total capitalized cost of approximately $95.0 million. This new facility is not expected to be operational until the second half of fiscal 2000. The Company also paid $10.6 million for cash dividends to shareholders representing $0.07 per share. In January 1999, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per share to be paid during the third quarter of fiscal 1999. The payment of future dividends will be based on quarterly financial performance.

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


Year 2000

         The Company has a Year 2000 Compliance Program that is progressing on plan and the Company does not foresee any problems in its ability to service customers in the year 2000. This program encompasses both internal and external systems. Internally, it covers enterprise-wide systems from order entry to EDI, planning, manufacturing, design and shipping. Externally, it covers all suppliers and service subcontractors, utilities, banks, insurance and telephone companies. The Company's goal is to achieve year 2000 compliance by June 27, 1999, the end of the Company's 1999 fiscal year. To date, the Company is close to implementing all the required changes to be year 2000 compliant and has initiated the year 2000 compliance testing phase. This compliance testing is designed to ensure that the order processing, production, delivery and invoicing of the Company's product is not affected by dates prior to, during, and after January 1, 2000. Progress is reviewed monthly, at a minimum, by senior management.

         Since the Company's products are not date sensitive, its finished products are not affected by the year 2000 problem.

         The Company estimates the cost of implementation for its internal computer systems to be under $1.5 million dollars, and consequently, will not have a material impact on the Company's financial position or results of operations. However, year 2000 issues could have a significant impact on the
Company's operations and its financial results if modifications to internal systems and equipment cannot be completed on a timely basis; unforeseen needs or problems arise; or if the systems operated by third parties are not year 2000 compliant. Should any of these unforeseen events occur, the Company will attempt to mitigate their adverse impacts. The Company is currently reviewing contingency plans including, but not limited to, manual back-up systems for current automated internal systems and alternate suppliers, where available, for external systems and services.

PART II.      OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Company, held on November 4, 1998, in Milpitas, California, the shareholders elected members of the Company's Board of Directors and ratified the Company's proposals to amend the 1996 Incentive Stock Option Plan and to appoint Ernst & Young LLP as independent auditors.

The vote for nominated directors was as follows:

NOMINEE                          FOR                         WITHHELD
-------                          ---                         --------

Robert H. Swanson, Jr.        60,396,988                     343,150
David S. Lee                  60,391,798                     348,340
Thomas S. Volpe               60,397,165                     342,973
Leo T. McCarthy               60,386,946                     353,192
Richard M. Moley              60,396,983                     343,155

The vote to ratify the amendment of the 1996 Incentive Stock Option Plan was as follows:

         FOR                    AGAINST                      ABSTAIN
         ---                    -------                      -------

     38,544,214               14,770,998                     377,185

The vote to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal 1999 was as follows:

         FOR                    AGAINST                      ABSTAIN
         ---                    -------                      -------

     60,647,853                 39,774                        52,511


Item 6.       Exhibits and Reports on Form 8-K


         a) Exhibits

            10.25   1996 Incentive Stock Option Plan, as amended

            27.1    Financial Data Schedule


         b) Reports on Form 8-K

            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                              LINEAR TECHNOLOGY CORPORATION

DATE:  February 9, 1999                       BY    /s/Paul Coghlan
                                                    ----------------------------
                                                    Paul Coghlan
                                                    Vice President, Finance &
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)