Form 10-Q
period 1999-03-28
LINEAR TECHNOLOGY CORP /CA/
filed 1999-05-10
CIK 791907

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 28, 1999


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


  There were 153,046,612 shares of the Registrant's Common Stock issued and outstanding as of March 28, 1999.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                   THREE AND NINE MONTHS ENDED MARCH 28, 1999

                                      INDEX
                                      -----

                                                                                               Page
                                                                                               ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the                         2
                      three and nine months ended  March 28, 1999 and
                      March 29, 1998

                      Condensed Consolidated Balance Sheets at March 28, 1999                   3-4
                      and June 28, 1998

                      Condensed Consolidated  Statements of Cash Flows for the                    5
                      nine months ended March 28, 1999 and March 29, 1998

                      Notes to Condensed Consolidated Financial Statements                        6

           Item 2.    Management's Discussion and Analysis of Financial                         7-9
                      Condition and Results of Operations


Part II:   Other Information

           Item 6.    Exhibits and Reports on Form 8-K                                           10

Signatures                                                                                       11

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements



                                             LINEAR TECHNOLOGY CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except per share amounts)
                                                      (unaudited)


                                                        Three Months Ended                            Nine Months Ended
                                                        ------------------                            -----------------
                                                  March 28,            March 29,                March 28,             March 29,
                                                     1999                1998                     1999                  1998
                                                 -----------          -----------              -----------           -----------
Net sales                                          $ 130,093            $ 125,982                $ 366,145             $ 352,788

Cost of sales                                         35,643               35,924                  103,334               100,954
                                                 -----------          -----------              -----------           -----------

     Gross profit                                     94,450               90,058                  262,811               251,834
                                                 -----------          -----------              -----------           -----------

Expenses:

     Research and development                         14,544               11,973                   38,704                33,368

     Selling, general and administrative              13,387               13,401                   38,430                38,468
                                                 -----------          -----------              -----------           -----------

                                                      27,931               25,374                   77,134                71,836
                                                 -----------          -----------              -----------           -----------

Operating income                                      66,519               64,684                  185,677               179,998

Interest income                                        6,758                6,043                   20,373                17,004
                                                 -----------          -----------              -----------           -----------

Income before income taxes                            73,277               70,727                  206,050               197,002

Provision for income taxes                            23,449               23,553                   65,936                65,603
                                                 -----------          -----------              -----------           -----------

Net income                                         $  49,828            $  47,174                $ 140,114             $ 131,399
                                                 ===========          ===========              ===========           ===========

Basic earnings per share                           $    0.33            $    0.31                $    0.92             $    0.86
                                                 ===========          ===========              ===========           ===========

Shares used in the calculation
of basic earnings per share                          152,029              152,260                  151,537               152,382
                                                 ===========          ===========              ===========           ===========

Diluted earnings per share                         $     0.31           $     0.30               $    0.89             $    0.82
                                                 ===========          ===========              ===========           ===========

Shares used in the calculation of diluted
    earnings per share                               159,197              159,322                  158,102               159,720
                                                 ===========          ===========              ===========           ===========

Cash dividends declared per share                  $   0.035            $    0.03                $   0.105             $    0.09
                                                 ===========          ===========              ===========           ===========

                                                           See accompanying notes

                                            LINEAR TECHNOLOGY CORPORATION
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        ASSETS
                                                    (In thousands)
                                                                 March 28,                 June 28,
                                                                   1999                      1998
                                                             ------------------     ----------------
                                                                (unaudited)                (audited)
    Current assets:
         Cash and cash equivalents                               $ 103,911                $  128,733
         Short-term investments                                    591,381                   509,160
         Accounts receivable, net of allowance for
           doubtful accounts of $803 ($803 at
           June 28, 1998)                                           64,833                    68,539
         Inventories:
           Raw materials                                             3,396                     4,726
           Work-in-process                                           8,027                     6,502
           Finished goods                                            4,352                     4,892
                                                               ------------             ------------

             Total inventories                                      15,775                    16,120

         Deferred tax assets                                        35,817                    35,817
         Prepaid expenses and other current assets                   8,337                     9,807
                                                              ------------              ------------

             Total current assets                                  820,054                   768,176
                                                                ----------                ----------

    Property, plant and equipment, at cost:
         Land, building and improvements                            78,417                    54,893
         Manufacturing and test equipment                          160,578                   151,484
         Office furniture and equipment                              3,200                     3,147
                                                              ------------              ------------

                                                                   242,195                   209,524
         Less accumulated depreciation and
         amortization                                             (100,998)                  (84,878)
                                                              ------------               -----------

         Net property, plant and equipment                         141,197                   124,646
                                                                ----------                ----------

                                                                 $ 961,251                 $ 892,822
                                                                 =========                 =========

                                                See accompanying notes

                                             LINEAR TECHNOLOGY CORPORATION
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                          LIABILITIES & SHAREHOLDERS' EQUITY
                                                    (In thousands)

                                                                         March 28,                 June 28,
                                                                           1999                      1998
                                                                        -----------             ------------
                                                                        (unaudited)               (audited)
   Current liabilities:
        Accounts payable                                                  $  10,343                $   8,241
        Accrued payroll and related benefits                                 21,745                   32,130
        Deferred income on shipments to distributors                         33,089                   33,377
        Income taxes payable                                                 21,114                   32,749
        Other accrued liabilities                                            21,018                   16,529
                                                                        -----------             ------------

            Total current liabilities                                       107,309                  123,026

   Deferred tax liabilities                                                  13,882                   13,883

   Shareholders' equity:
        Common stock, no par value, 240,000
            shares authorized; 153,047
            shares issued and outstanding at
            March 28, 1999 (153,646 shares
            at June 28, 1998)                                               293,347                  230,655
         Retained earnings                                                  546,713                  525,258
                                                                        -----------             ------------

            Total shareholders' equity                                      840,060                  755,913
                                                                        -----------             ------------

                                                                          $ 961,251                $ 892,822
                                                                        ===========             ============

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

                                                                                     Nine Months Ended
                                                                        ---------------------------------------------
                                                                             March 28,                March 29,
                                                                                1999                     1998
                                                                        ---------------------     -------------------
Cash flow from operating activities:
     Net income                                                              $ 140,114                $  131,399
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                            16,120                    14,799
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                              3,706                    (2,247)
         Decrease (increase) in inventories                                        345                    (2,810)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                             1,470                     4,716
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                           (15,429)                   14,916
         Tax benefit from stock option transactions                             39,389                    27,778
         Increase (decrease) in deferred income                                   (288)                    4,239
         Increase (decrease) in deferred tax liabilities                            (1)                      660
                                                                             ---------                ---------
     Cash provided by operating activities                                     185,426                   193,450
                                                                             ---------                ---------

Cash flow from investing activities:
     Purchase of short-term investments                                       (406,455)                 (338,480)
     Proceeds from sales and maturities of short-term
     investments                                                               324,234                   281,932
     Purchase of property, plant and equipment                                 (32,671)                  (20,439)
                                                                             ---------                ---------
     Cash used in investing activities                                        (114,892)                  (76,987)
                                                                             ---------                ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock plans                       29,340                    20,955
     Purchase of common stock                                                (108,736)                  (56,445)
     Payment of cash dividends                                                (15,960)                  (13,717)
                                                                             ---------                ---------
     Cash used in financing activities                                        (95,356)                  (49,207)
                                                                             ---------                ---------

Increase (decrease) in cash and cash equivalents                              (24,822)                   67,256

Cash and cash equivalents, beginning of period                                128,733                    50,114
                                                                             ---------                ---------

Cash and cash equivalents, end of period                                     $103,911                  $117,370
                                                                             =========                =========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                 $  32,973                $  25,066
                                                                             =========                =========

                                                See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months and nine months ended March 28, 1999 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 28, 1998 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at June 28, 1998 has been derived from audited financial statements as of that date.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 1999 and 1998 each have 52 weeks.

3. During the first quarter of fiscal 1999 the Company adopted Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("FAS 130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Components of comprehensive income include shareholders' equity. FAS 130 requires that these transactions be included with net income and presented separately as comprehensive income in the financial statements. The adoption of this Statement had no impact on the Company's net income or shareholders' equity and, during the periods presented, the Company had no material transactions other than net income that should be reported as comprehensive income.

4. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                 Three Months Ended                            Nine Months Ended
                                       ---------------------------------------       ---------------------------------------
                                          March 28,             March 29,               March 28,             March 29,
                                             1999                  1998                    1999                  1998
                                       -----------------     -----------------       -----------------     -----------------
     Numerator -- Net income               $  49,828             $  47,174               $ 140,114              $  131,399
                                         -----------            ----------              ----------             -----------

     Denominator for basic earnings
     per share -- weighted average
     shares                                  152,029               152,260                 151,537                 152,382

     Effect of dilutive securities --
     employee stock options                    7,168                 7,062                   6,565                   7,338
                                         -----------            ----------              ----------             -----------

     Denominator for diluted
     earnings per share                      159,197               159,322                 158,102                 159,720
                                         -----------            ----------              ----------             -----------

     Basic earnings per share            $      0.33            $     0.31              $     0.92             $      0.86
                                         ===========            ==========              ==========             ===========

     Diluted earnings per share          $      0.31            $     0.30              $     0.89             $      0.82
                                         ===========            ==========              ==========             ===========

5. In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS 131, Disclosures About Segments of an Enterprise and Related Information. This statement replaces Statement Number 14 and changes the way public companies report segment information. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the fiscal year ending June 27, 1999.

6. In January 1999, the Company's Board of Directors declared a two-for-one split of the Company's common stock, effective February 19, 1999, for shareholders of record as of January 29, 1999. All share and per share information for the current year and prior year periods are presented on a post-split basis.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The table below states the income statement items for the three and nine months ended March 28, 1999 and March 29, 1998 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended March 28, 1999 to the corresponding periods from the prior fiscal year:


                                                 Three Months Ended                                  Nine Months Ended
                                 ---------------------------------------------------    -------------------------------------------

                                    March 28,             March 29,       Increase/         March 28,      March 29,      Increase/
                                      1999                  1998          (Decrease)          1999            1998       (Decrease)
Net sales                              100.0%              100.0%            3%              100.0%           100.0%          4%
Cost of sales                           27.4                28.5            (1)               28.2             28.6           2
                                       -----              ------                            ------           ------
    Gross profit                        72.6                71.5             5                71.8             71.4           4
                                       -----              ------                            ------           ------

Expenses:
    Research & development              11.2                 9.5            21                10.6              9.5          16
    Selling, general &
       administrative                   10.3                10.7           ---                10.5             10.9         ---
                                       -----              ------                            ------           ------
                                        21.5                20.2            10                21.1             20.4           7
                                       -----              ------                            ------           ------
Operating income                        51.1                51.3             3                50.7             51.0           3
Interest income                          5.2                 4.8            12                 5.6              4.8          20
                                       -----              ------                            ------           ------
Income before income taxes              56.3%               56.1%            4                56.3%            55.8%          5
                                       =====              ======                            ======           ======

Effective tax rates                     32.0%               33.3%                             32.0%            33.3%
                                       =====              ======                            ======           ======


         Net sales for the third quarter ended March 28, 1999 were a record $130.1 million, an increase of $4.1 million or 3% over net sales for the same quarter of the previous year. This increase was due primarily to higher unit shipments since the average selling price was down modestly from the prior year quarter. Geographically, sales were up internationally. Last year at this time Asia was experiencing economic and financial difficulties which had an impact on our business particularly in Japan and Korea, whereas this year our sales in both of those countries have improved. Sales in Europe were down slightly for the quarter. Domestically, sales were down modestly, predominantly in the OEM area although sales in OEM escalated monthly throughout the quarter. Domestic sales represented 45% and International represented 55% of net sales for the quarter with Europe at 24%, Japan at 12% and Rest of World (primarily rest of Asia) at 19% of net sales. The Company's major end-markets are communication, computer and industrial. Sales into the communications end-market increased whereas sales into the other areas were relatively unchanged.

         Net sales for the nine months ended March 28, 1999 increased $13.4 million or 4% over net sales for the same period of the previous year. This increase was due primarily to higher unit shipments while the average selling price was slightly lower. Geographically the increase occurred internationally with the largest increases occurring in Asia, excluding Japan.

         Gross profit increased $4.4 million or 5% and $11.0 million or 4% for the third quarter and first nine months of fiscal 1999 over the corresponding periods in fiscal 1998. Gross profit as a percent of net sales increased over these periods primarily due to the favorable effect of fixed costs allocated across a higher sales base and slightly better manufacturing efficiencies and yields achieved at the Company's fabrication, assembly and test facilities. These improvements were partially offset by a modest reduction in average selling price.

         Research and development expenses increased by $2.6 million or 21% and $5.3 million or 16% for the third quarter and first nine months of fiscal 1999, respectively, as compared to the same periods in fiscal 1998. These increases were due both to an increase in staffing of design and test engineering personnel resulting in higher compensation costs and to development costs in new product areas.

         Selling, general and administrative expenses ("SG&A") were basically flat for the third quarter and first nine months of fiscal 1999, respectively, as compared to the same periods of fiscal 1998. Staffing increases, primarily in Sales, resulted from the Company's move towards a direct sales force in certain domestic regions. The staffing increases resulted in higher compensation costs, which were offset by lower external commissions.

         Interest income was $6.8 million and $20.4 million for the third quarter and first nine months of fiscal 1999, an increase of $0.7 million and $3.4 million respectively, over the corresponding periods of fiscal 1998. The increases in interest income for these periods resulted primarily from the increase in cash, cash equivalents and short-term investments, partially offset by lower rates of return.

         The Company's effective tax rate for the third quarter and the first nine months of fiscal 1999 was 32.0%, down from 33.3% in fiscal 1998. The lower tax rate is due to higher business activity in foreign jurisdictions and an increase in assets employed outside of California in states where the Company experiences lower tax rates.


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

         Management of the Company believes the long-term prospects for the business are excellent and the Company continues to invest in the plant infrastructure and technical talent to maximize its opportunities. In the short-term the Company has had two strong bookings quarters both in the magnitudes of bookings and in their breadth across end-market applications and geographic regions. Also, worldwide economic conditions have been improving and global financial markets have been more positive. Our lead times continue to be low and customers, although generally positive in their business outlook, continue to order to meet immediate business needs and do not appear to be building inventories. Consequently, the Company continues to be dependent on orders that book and ship in the same quarter, although to a slightly lesser extent than previous quarters. In summary, given the acceleration of bookings throughout last quarter, the acceptance of new products at customers, and improvement in Japan, the Company currently expects to grow sales in the near-term in the mid-to-high single digit range sequentially over the quarter just reported. The Company also expects that its profitability as a percentage of sales will be maintained during this period.


         Past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, occasional shortages of materials, capacity constraints, occasional oversupply and over capacity, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development.
Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability.

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


Liquidity and Capital Resources

         At March 28, 1999, cash, cash equivalents and short-term investments totaled $695.3 million, and working capital was $712.7 million.

         During the first nine months of fiscal 1999, the Company generated $185.4 million of cash from operating activities. Additionally, the Company generated $29.3 million in proceeds from common stock issued under employee stock option and stock purchase plans.

         During the first nine months of fiscal 1999, significant cash expenditures included net purchases of short-term investments of $82.2 million and $32.7 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication, assembly and test facilities. The Company also paid $16.0 million for cash dividends to shareholders representing $0.035 per share per quarter. In April 1999, the Company's Board of Directors declared an increase in the quarterly cash dividend to $0.04 per share to be paid during the fourth quarter of fiscal 1999. The payment of future dividends will be based on quarterly financial performance.

         Historically, the Company has satisfied its liquidity needs through cash generated from operations and the placement of equity securities. Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the foreseeable future.

Year 2000 Readiness Disclosure

         The Company's Year 2000 Readiness Program remains on plan and at this time the Company does not foresee any problems which would hinder its ability to service customers and vendors in the year 2000. The Company's goal to be Year 2000 ready is targeted for June 27, 1999, the end of the Company's fiscal year. Senior management continues to review progress of the program at least monthly.

         The Company estimates the cost of implementation for Year 2000 compliance of its internal computer systems to be under $1.5 million, and consequently, will not have a material impact on the Company's financial position or results of operations. However, Year 2000 issues could have a significant impact on the Company's operations and its financial results if modifications to internal systems and equipment cannot be completed on a timely basis; unforeseen needs or problems arise, or if the systems operated by third parties are not year 2000 compliant. Should any of these unforeseen events occur, the Company will attempt to mitigate their adverse impacts. The Company is currently reviewing contingency plans including, but not limited to, manual back-up systems for current automated internal systems and alternate suppliers, where available, for external systems and services.

PART II.      OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

                  a)     Exhibits

                  27.1 Financial Data Schedule for the nine months ended March 28, 1999

                  b)     Reports on Form 8-K

                         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                LINEAR TECHNOLOGY CORPORATION

DATE:  May 10, 1999                             BY /s/Paul Coghlan
                                                   ----------------------------
                                                   Paul Coghlan
                                                   Vice President, Finance &
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Principal Financial Officer)