Form 10-K
period 1999-06-27
LINEAR TECHNOLOGY CORP /CA/
filed 1999-09-24
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]


FOR THE FISCAL YEAR ENDED JUNE 27, 1999              COMMISSION FILE NO. 0-14864

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

                                 Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $6,766,883,400 as of September 10, 1999, based upon the closing sale price on the Nasdaq National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 154,222,197 shares of the Registrant's common stock issued and outstanding as of September 10, 1999.


                      DOCUMENTS INCORPORATED BY REFERENCE:

(1)  Items 1 and 2 of Part I, Items 5, 6, 7, 7A and 8 of Part II, and Item 14(a)
     1. of Part IV incorporate information by reference from Exhibit 13.1 to this Form 10-K which contains certain information included in Registrant's Annual Report to Shareholders for the fiscal year ended June 27, 1999.

(2) Items 10, 11 and 12 of Part III incorporate information by reference from the definitive proxy statement (the "1999 Proxy Statement") for the Annual Meeting of Shareholders to be held on November 3, 1999.

                                     PART I

Item 1. Business

General

         Linear Technology Corporation (together with its consolidated subsidiaries, "Linear Technology" or the "Company") designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, cellular telephones, networking products and satellite systems, notebook and desktop computers, computer peripherals, video/multimedia, industrial instrumentation, automotive electronics, factory automation, process control, and military and space systems. The Company was organized and incorporated in 1981 by a management team with significant experience in the design, manufacture and marketing of linear circuits. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

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

         According to World Semiconductor Trade Statistics, worldwide monolithic linear integrated circuit sales, estimated to be approximately $19.1 billion in 1998, represent approximately 17% of the total integrated circuit market. Linear Technology competes primarily in the non-consumer segment of the linear IC market, which was approximately 71% of the total monolithic linear IC market for 1998.

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

         Although the Company believes that it has the product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability can be significantly affected by the above and other factors. Additionally, the Company's common stock could be subject to significant price volatility should sales and/or earnings fail to meet the expectations of the investment community. Furthermore, stocks of high technology companies are subject to extreme price and volume fluctuations that are often unrelated or disproportionate to the operating performance of these companies.

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

         Linear   circuits   are   used  in   various   applications   including
telecommunications, cellular telephones, networking products and satellite systems, notebook and desktop computers, computer peripherals, video/multimedia, industrial instrumentation, automotive electronics, factory automation, process control, and military and space systems. The Company focuses its product development and marketing efforts on high performance applications where the Company believes it can position itself competitively with respect to product performance and functional value.

The following table sets forth, with respect to each of the market areas served by the Company, examples of specific end applications of the Company's products.





Market                End Applications/Products                                Example Product Families
------                -------------------------                                ------------------------
                                                                     ____
Industrial/Process     Flow or rate metering                            |
     Control           Position/pressure/                               |
                         temperature sensing and control                |
                       Robotics                                         |
                       Energy management                                |
                       Process control data communication               |
                       Network and factory automation                   |
                       Security systems                                 |
                                                                        |      Data acquisition products
                                                                        |      High performance operational
                                                                        |      amplifiers
                                                                        |      Interface (RS 485/232) products
                                                                        |      Instrumentation amplifiers
Instrumentation/       Curve tracers                                  -------  Linear voltage regulators
     Measurement       Logic analyzers                                  |      Line drivers
                       Multimeters                                      |      Line receivers
                       Oscilloscopes                                    |      Precision comparators
                       Test equipment                                   |      Precision voltage references
                       Voltmeters                                       |      Switched capacitor filters
                       Network analyzers                                |      Switching voltage regulators
                       Scales                                           |      Voltage references
                       Analytic instruments                             |
                       Blood analyzers                                  |
                       Gas chromatic graphs                             |
                       EKG, CAT scanners                                |
                                                                        |
                                                                        |
Space/Military         Communications                                   |
and Transportation     Satellites                                       |
                       Guidance and navigation systems                  |
                       Displays                                         |
                       Firing control                                   |
                       Ground support equipment                         |
                       Radar systems                                    |
                       Sonar systems                                    |
                       Surveillance equipment                       ____|

                                                                    ____
                                                                        |
Communications/        Cellular phones (CDMA/TDMA/GSM)                  |      DC - DC converters
     Networking        Cellular basestations                            |      V.35 transceiver
                       Pagers                                           |      High-speed amplifiers
                       Modems/fax machines                              |      Line drivers
                       PBX switches                                     |      Line receivers
                       GPS systems                                      |      Low noise operational amplifiers
                       HDSL modems                                     ------  Micropower products
                       ADSL modems                                      |      Power management
                       Channel service unit/data service unit           |      Switched capacitor filters
                       Cable modems                                     |      Voltage references
                       Fiber optic systems                              |      Voltage regulators
                       Servers                                          |      Data acquisition products
                       Routers                                          |      Hot Swap controllers
                       Switches                                      ___|      Multi-protocol circuits





Market                End Applications/Products                                Example Product Families
------                -------------------------                                ------------------------
                                                                     ____
Computer/Computer      Communications/interface modems                  |      Battery charging
     Peripherals       Disk drives                                      |      DC - DC converters
                       Notebook computers                               |      Data acquisition products
                       Desktop computers                                |      Hot Swap controllers
                       Workstations                                     |      Line drivers
                       LCD displays/monitors                            |      Line receivers
                       Plotters/printers                                ------ Low drop out linear regulators
                       Digital cameras                                  |      Micropower products
                       Power supplies                                   |      Precision operational amplifiers
                       Handheld information appliances                  |      Precision voltage references
                       Battery chargers                                 |      PCMCIA power switching
                       Video/multimedia                                 |      Power management
                                                                        |      Switched capacitor filters
                                                                     ___|      Switching voltage regulators


Marketing and customers

         The Company markets its products worldwide, primarily through a network of independent sales representatives and electronics distributors, to a broad range of customers in diverse industries. In certain limited geographical markets the Company has direct sales staff. The Company sells to over 15,000 Original Equipment Manufacturer (OEM) customers, many of which purchase on an individual purchase order basis, rather than pursuant to long-term agreements. The Company's two largest domestic distributors accounted for 24%, 25% and 26% of net sales for fiscal 1999, 1998 and 1997, respectively. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of net sales for fiscal 1999, 1998 or 1997.

         The Company has agreements with 16 independent sales representatives in the United States and 2 in Canada. Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 5 independent distributors in North America, 18 in Europe, 3 in Japan, 2 each in Hong Kong and Taiwan, and 1 each in Korea, Singapore, South Africa, Philippines, India, Israel and Australia. The Company's distributors purchase the Company's products for resale to customers.
Additionally, domestic distributors often sell competitors' products. Under certain agreements, the Company's domestic distributors are entitled to price rebates on inventory if the Company lowers the prices of its products. The agreements also generally permit distributors to exchange up to 5% of purchases on a quarterly basis. See Note 1 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit 13.1 of this Form 10-K, which contains certain information included in the Company's 1999 Annual Report to Shareholders.

         The Company's sales organization is divided into domestic and international regions, with sales managers based at the Company's headquarters and in the metropolitan areas of Boston, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, Los Angeles, Irvine, London, Stockholm, Dusseldorf, Munich, Stuttgart, Paris, Singapore, Tokyo, Osaka, Taipei, Seoul and Hong Kong. The Company's products typically require a sophisticated technical sales effort.

         During fiscal 1999, 1998 and 1997, export sales were primarily to Europe, Japan and Asia and represented approximately 54%, 52% and 49% of net sales, respectively. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. A strengthening of the dollar in relation to other currencies may, however, create pricing pressure. Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.

         The Company's backlog of released and firm orders was approximately $89.4 million at June 27, 1999 as compared with $64.3 million at June 28, 1998. In addition to its backlog, the Company had $29.0 million of product sold to and held by domestic distributors at June 27, 1999 as compared to $29.1 million at June 28, 1998. Generally, shipments to domestic distributors are not recognized as sales until the distributor has sold the products to its customers. The Company expects to ship virtually all of its backlog as of June 27, 1999 during fiscal 2000. The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months. Although the Company receives volume purchase orders, most such purchase orders are cancelable by the customer without significant penalty. Lead time for the release of purchase orders depends upon the scheduling practices of the individual customer, so the rate of booking new orders varies from month to month. The ordering practices of many semiconductor customers has shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates. Also, the Company's agreements with certain distributors provide for limited price protection. Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

Manufacturing

         The Company's wafer fabrication and manufacturing facilities are located at its headquarters in Milpitas, California, and at its wafer fabrication plant in Camas, Washington. Each facility was built to Company specifications to support a number of sophisticated process technologies and to satisfy rigorous quality assurance and reliability requirements of United States military specifications and major worldwide OEM customers. All of the Company's manufacturing facilities have received ISO 9001/ISO 9002 certification.

         The Company's wafer fabrication facility located in Camas, Washington commenced manufacturing operations in the second half of fiscal 1997. The Camas wafer fabrication facility is used to produce six-inch diameter wafers for use in the production of the Company's devices; the Company's Milpitas wafer fabrication plant produces four-inch diameter wafers. The Company currently uses similar manufacturing processes in both its Milpitas and Camas facilities. The Company has commenced construction of a new wafer fabrication facility, near its existing facilities in Milpitas. This new six-inch wafer fabrication plant is expected to be completed by the end of fiscal 2000, with production to commence in fiscal 2001. The Company has also recently completed an addition of approximately 40,000 square feet to its Camas facility for future expansion. When completed, this addition will at least double the current Camas wafer fabrication capacity.

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

Complementary Bipolar            Speed, low distortion, precision                Op amps, video amps, converters

CMOS/ Thin Films                 Stability, precision                            Filters, data conversion

High Voltage CMOS                High voltage general-purpose,                   Switches, chopper amplifiers
                                 compatible with Bipolar

Bipolar/Thin Films               Precision, stability, matching                  Converters, amplifiers

RF Bipolar                       High speed, low power                           RF wireless, high speed
                                                                                 data communications


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

         Processed wafers are sent to either the Company's assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in October 1994 and services approximately two-thirds of the Company's assembly requirements for plastic packages. The Company plans to build an extension of approximately 75,000 square feet to the Penang facility in fiscal 2000. Significant assembly subcontractors used by the Company are Carsem(M) Sdn, Carsem Semiconductor Sdn and Unisem(M) Sdn located in Malaysia. The Company also
maintains   domestic
assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

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

         Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal 2000.

Patents, licenses and trademarks

         The Company has been awarded 100 United States patents, and has filed 89 additional patent applications. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

Research and development

         The Company's ability to compete depends in part upon its continued introduction of technologically innovative products on a timely basis. To facilitate this need, the Company has organized its product development efforts into four groups: power management, signal conditioning, mixed signal and high frequency. Linear Technology's product development strategy emphasizes a broad line of standard products to address a diversity of customer applications. The Company's research and development efforts are directed primarily at designing and introducing new products and, to a lesser extent, developing new processes and advanced packaging.

         As of June 27, 1999, the Company had 183 employees engaged in new product design at its Milpitas facility. In addition, at fiscal year end, the Company had 17 employees at its Singapore design center, 21 employees at its Boston design center, 12 employees at its Colorado design center, and 7 employees at its New Hampshire design center which was opened in fiscal 1999.

         For  the  fiscal  years  1999,   1998  and  1997,   the  Company  spent
approximately $54.7 million, $46.2 million and $35.4 million, respectively, on research and development.

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

Employees

         As of June 27, 1999, the Company had 2,337 employees, including 185 in marketing and sales, 509 in research, development and engineering related functions, 1,564 in manufacturing and production, and 79 in management, administration and finance. The Company's success depends upon a number of key employees, the loss of whom could adversely impact the Company. The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. In the San Jose/Silicon Valley area, where the Company's principal facilities are located, competition for such employees is intense.

         The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

         The executive officers of the Company, and their ages as of June 27, 1999, are as follows:

Name                            Age      Position
----                            ---      --------
Robert H. Swanson, Jr...........  60     Chairman and Chief Executive Officer
Clive B. Davies.................  56     President
Paul Chantalat..................  49     Vice President Quality and Reliability
Paul Coghlan....................  54     Vice President of Finance and Chief
                                           Financial Officer
Timothy D. Cox..................  51     Vice President of North American Sales
Robert C. Dobkin................  55     Vice President of Engineering and Chief
                                           Technical Officer
Louis Di Nardo..................  40     Vice President of Marketing
Lothar Maier....................  44     Vice President and Chief Operating
                                           Officer
Hans J. Zapf....................  59     Vice President of International Sales
Arthur F. Schneiderman..........  57     Secretary

         Mr. Swanson, a founder of the Company, has served as Chairman of the Board of Directors and Chief Executive Officer since April 1999, and prior to that time as President, Chief Executive Officer and a director of the Company since its incorporation in September 1981. From August 1968 to July 1981, he was employed in various positions at National Semiconductor Corporation ("National"), a manufacturer of integrated circuits, including Vice President and General Manager of the Linear Integrated Circuit Operation and Managing Director in Europe. Mr. Swanson has a BS degree in Industrial Engineering from Northeastern University.

         Dr. Davies has served as President since April 1999, and as Vice President and Chief Operating Officer from January 1989 to April 1999. From July 1982 to January 1989, Dr. Davies held the position of Vice President of Quality, Reliability and Customer Service. From April 1971 to July 1982, he was employed in various positions at National, including Group Director for Advanced Technology, Group Managing Director of the Singapore and Hong Kong Manufacturing Operations and Business Director of Standard Linear Integrated Circuit Operations. Dr. Davies received a B.Sc. (Honors) in Physics in 1964 and a Ph.D. in Physics in 1967 from the University of Reading, England.

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

         Mr. Cox has served as Vice President of North American Sales since July 1991. From February 1991 to July 1991 he held the position of Director of National Sales. From January 1990 to February 1991, and February 1983 to October 1987 he was employed at National where his most recent position was Director of Northwestern Sales. From October 1987 to June 1989, he was Vice President of Sales for Micro Linear. Prior to 1983, Mr. Cox was employed for seven years as Vice President & Principal of Micro Sales Inc. Mr. Cox received a BSEE in 1970 from Valparaiso Technical Institute, Valparaiso, Indiana.

         Mr. Dobkin, a founder of the Company, has served as Vice President of Engineering and Chief Technical Officer since April 1999, and as Vice President of Engineering from September 1981 to April 1999. From January 1969 to July 1981, he was employed in various positions at National, where his most recent position was Director of Advanced Circuit Development. Mr. Dobkin has extensive experience in linear circuit design. Mr. Dobkin attended the Massachusetts Institute of Technology.

         Mr. Maier joined the Company as Chief Operating Officer in April 1999. From 1983 to 1999, he was employed at Cypress Semiconductor Corporation in various management positions, mostly recently as Senior Vice President and Executive Vice President of Worldwide Operations. Mr. Maier received a BS in Chemical Engineering in 1978 from the University of California at Berkeley.

         Mr. Di Nardo has served as Vice President of Marketing since January 1997. Prior to this appointment he held the position of Manager of North America Distribution since 1992. Previously he held several management positions in the northeastern United States since joining the Company in 1988. From 1981 to 1988, Mr. Di Nardo held several sales management positions in the mid-Atlantic states area with Analog Devices, Inc. Mr. Di Nardo received a B.S. degree from Ursinus College, Pennsylvania in 1981.

         Mr. Zapf has served as Vice President of International Sales since July 1991. From June 1982 to July 1991, he was Director of International Marketing and Sales. From September 1972 to June 1982, Mr. Zapf was with Teledyne
Semiconductor where he held several management positions in Europe and the United States including Vice President of Marketing and Sales. Prior to September 1972, Mr. Zapf worked as a designer for Brown Boveri in Switzerland. Mr. Zapf holds an MSEE degree from Zurich University.

         Mr. Schneiderman has served as Secretary of the Company since September 1981. He is an attorney and a member of the law firm of Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, general counsel to the Company.


Item 2. Properties

         In Milpitas, California, the Company owns the land and a building totaling approximately 41,000 square feet used for its four-inch wafer fabrication lines and adjunct support services, and owns the land and a building totaling approximately 70,000 square feet used for its worldwide headquarters. The Company leases two other buildings in the same business complex: a 42,000 square foot building used primarily for engineering and prototype testing of new products, and a 60,000 square foot building used primarily for circuit design activities. During fiscal 1999, the Company purchased a 96,000 square foot building near its existing facilities in Milpitas, California. This building will be converted to a new six-inch wafer fabrication plant expected to be completed in fiscal 2000, with production commencing during fiscal 2001.

         The Company occupies a 72,000 square foot manufacturing facility in Singapore. Test and packaging operations are performed at this facility along with certain design and product distribution activity. The Company has a 30-year lease on the land where the plant is located that commenced in 1994, with an option to extend for an additional 30 years.

         In 1994, the Company opened a 55,000 square foot assembly plant in Penang, Malaysia. The Company has a 60-year lease on the land where the plant was constructed. In fiscal 1999, the Company purchased a 23,400 square foot building adjacent to its existing facility. The Company plans to demolish the recently acquired building, and build a 75,000 square foot extension to its existing facility on the site.

         During fiscal 1996, the Company completed construction of a 60,000 square foot facility on land it owns in Camas, Washington. This facility is used to fabricate six-inch wafers. Manufacturing operations commenced at this facility in the second half of fiscal 1997. In fiscal 1999, the Company added 40,000 square feet to this facility for future expansion.

         The Company leases design facilities located in Colorado Springs, Colorado and Bedford, New Hampshire. In fiscal 1999, the Company purchased land in the Boston metropolitan area and constructed a new 20,000 square foot sales and design center. The Company leases sales offices in the areas of Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, San Jose, Los Angeles, Irvine, London, Stockholm, Dusseldorf, Munich, Stuttgart, Paris, Tokyo, Osaka, Taipei, Seoul and Hong Kong. See Note 3 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Company's 1999 Annual Report to Shareholders.


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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

         The information required by the Item is incorporated by reference to the section entitled "Quarterly Results and Stock Market Data" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 1999 Annual Report to Shareholders.


Item 6. Selected Financial Data

         The information required by the Item is incorporated by reference to the section entitled "Selected Financial Information/Five-Year Trend" of Exhibit
13.1 to this Form 10-K which contains certain information included in the Registrant's 1999 Annual Report to Shareholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by the Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 1999 Annual Report to Shareholders.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The information required by the Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 1999 Annual Report to Shareholders.


Item 8. Financial Statements and Supplementary Data

         Consolidated Financial Statements of Linear Technology at June 27, 1999 and June 28, 1998 and for each of the three years in the period ended June 27, 1999, the report of Ernst & Young LLP, independent auditors, thereon and unaudited quarterly financial data for the two year period ended June 27, 1999 are incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's 1999 Annual Report to Shareholders.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item for the Company's directors is incorporated by reference to the 1999 Proxy Statement, under the caption "Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption "Executive Officers of the Registrant."


Item 11. Executive Compensation

         Incorporated by reference to the 1999 Proxy Statement, the section titled "Executive Officer Compensation."


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to the 1999 Proxy Statement, the section titled "Record Date and Voting Securities" and the section titled "Security Ownership."


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

10.45 Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(6)

10.46 Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation.(7)

10.47 1996 Incentive Stock Option Plan, form of Incentive Stock Option Agreement and form of Nonstatutory Stock Option Agreement.(*)(10)

10.48    1996 Senior Executive Bonus Plan.(*)(9)

13.1 Certain information included in the Registrant's Annual Report to Shareholders for the fiscal year ended June 27, 1999.

21.1     Subsidiaries of Registrant.

23.1     Consent of Ernst & Young LLP, Independent Auditors. (see page 21)

24.1     Power of Attorney. (see page 18)

27.1     Financial Data Schedule for the year ended June 27, 1999


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

(10) Incorporated by reference to Exhibits 4.1 and 4.2 of the Registrant's Registration Statement on Form S-8 filed with the Commission on July 30, 1999.

                          LINEAR TECHNOLOGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Item 14(a)1)


                                                               Page Reference to
                                                               Exhibit 13.1

Consolidated balance sheets at June 27, 1999 and June 28, 1998     E13.1-7

Consolidated statements of income for each of the three
years in the period ended June 27, 1999                            E13.1-6

Consolidated statements of shareholders' equity for each of
the three years in the period ended June 27, 1999                  E13.1-9

Consolidated statements of cash flows for each of the three
years in the period ended June 27, 1999                            E13.1-8

Notes to consolidated financial statements                         E13.1-10 to
                                                                   E13.1-15

Report of Ernst & Young LLP, independent auditors                  E13.1-16

         The Consolidated Financial Statements listed in the above index are hereby incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's Annual Report to Shareholders for the year ended June 27, 1999.

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


                          LINEAR TECHNOLOGY CORPORATION
                          -----------------------------
                                  (Registrant)

                         By: /s/ Robert H. Swanson, Jr.
                         ------------------------------
                             Robert H. Swanson, Jr.
                            Chairman of the Board and
                             Chief Executive Officer
                               September 24, 1999


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


/s/ Robert H. Swanson, Jr.            /s/ Paul Coghlan
--------------------------            -----------------
Robert H. Swanson, Jr.                Paul Coghlan
Chairman of the Board and             Vice President of Finance and Chief
Chief Executive Officer               Financial Officer (Principal Financial
(Principal Executive Officer)         Officer and Principal Accounting Officer)
September 24, 1999                    September 24, 1999

/s/ David S. Lee                      /s/ Thomas S. Volpe
-----------------                     -------------------
David S. Lee                          Thomas S. Volpe
Director                              Director
September 24, 1999                    September 24, 1999

/s/ Leo T. McCarthy                   /s/ Richard M. Moley
-------------------                   --------------------
Leo T. McCarthy                       Richard M. Moley
Director                              Director
September 24, 1999                    September 24, 1999

                                                                                                                         SCHEDULE II

                                                    LINEAR TECHNOLOGY CORPORATION

                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                       (Dollars in thousands)

                                                                                     Additions
                                                                  Balance at         Charged to                           Balance at
                                                                  Beginning          Costs and                              End of
                                                                  of Period           Expenses          Deductions(1)       Period
                                                                  ---------           --------          -------------       ------
Allowance for doubtful accounts:

Year ended June 29, 1997 .............................               $776               $  30               $   3            $803
                                                                     ====               =====               =====            ====

Year ended June 28, 1998 .............................               $803               $--                 $--              $803
                                                                     ====               =====               =====            ====

Year ended June 27, 1999 .............................               $803               $--                 $--              $803
                                                                     ====               =====               =====            ====

                                                (1) Write-offs of doubtful accounts.