Form 10-Q
period 1999-09-26
LINEAR TECHNOLOGY CORP /CA/
filed 1999-11-08
CIK 791907

FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14864


                          LINEAR TECHNOLOGY CORPORATION
             -------------------------------------------------------
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

There were 154,312,237 shares of the Registrant's Common Stock issued and outstanding as of October 22, 1999.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 26, 1999




                                      INDEX
                                      -----



                                                                            Page
                                                                            ----
Part I:  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Income for the          2
                  three months ended September 26, 1999 and September 27, 1998

                  Condensed Consolidated Balance Sheets at                   3-4
                  September 26, 1999 and June 27, 1999

                  Condensed Consolidated Statements of Cash Flows for the      5
                  three months ended September 26, 1999 and September 27, 1998

                  Notes to Condensed Consolidated Financial Statements         6

         Item 2.  Management's Discussion and Analysis of Financial          7-9
                  Condition and Results of Operations


Part II: Other Information

         Item 6.  Exhibits and Reports on Form 8-K                            10

         Signatures                                                           11

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements




                        LINEAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share amounts)
                                 (unaudited)

                                                       Three Months Ended
                                                 ------------------------------
                                                 September 26,    September 27,
                                                     1999             1998
                                                 -----------         ----------

Net sales                                          $147,531         $116,032

Cost of sales                                        37,969           33,662
                                                   --------         --------

     Gross profit                                   109,562           82,370
                                                   --------         --------

Expenses:

     Research and development                        17,885           11,537

     Selling, general and administrative             15,515           12,638
                                                   --------         --------

                                                     33,400           24,175
                                                   --------         --------

Operating income                                     76,162           58,195

Interest income                                       8,558            7,072
                                                   --------         --------

Income before income taxes                           84,720           65,267

Provision for income taxes                           26,263           20,885
                                                   --------         --------

Net income                                         $ 58,457         $ 44,382
                                                   ========         ========

Earnings per share:

    Basic                                          $   0.38         $   0.29
                                                   ========         ========

    Diluted                                        $   0.36         $   0.28
                                                   ========         ========

Weighted average shares outstanding:

    Basic                                           153,959          152,188
                                                   ========         ========

    Diluted                                         162,370          158,298
                                                   ========         ========

Cash dividends per share                           $   0.04         $  0.035
                                                   ========         ========



                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)
                                                     September 26,          June 27,
                                                         1999                 1999
                                                      -----------         -----------
                                                      (unaudited)          (audited)
Current assets:
     Cash and cash equivalents                        $   117,822         $   154,220
     Short-term investments                               743,309             632,487
     Accounts receivable, net of allowance for
       doubtful accounts of $803 ($803 at
       June 27, 1999)                                      69,257              62,188
     Inventories:
       Raw materials                                        2,961               2,705
       Work-in-process                                      8,658               8,178
       Finished goods                                       4,804               4,641
                                                      -----------         -----------

         Total inventories                                 16,423              15,524

     Deferred tax assets                                   28,116              28,116
     Prepaid expenses and other current assets             11,505              12,577
                                                      -----------         -----------

         Total current assets                             986,432             905,112
                                                      -----------         -----------

Property, plant and equipment, at cost:
     Land, buildings and improvements                      80,273              78,555
     Manufacturing and test equipment                     174,756             166,863
     Office furniture and equipment                         3,238               3,234
                                                      -----------         -----------

                                                          258,267             248,652
     Less accumulated depreciation and
     amortization                                        (112,776)           (106,850)
                                                      -----------         -----------

     Net property, plant and equipment                    145,491             141,802
                                                      -----------         -----------

                                                      $ 1,131,923         $ 1,046,914
                                                      ===========         ===========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                        September 26,      June 27,
                                                            1999             1999
                                                         -----------       ----------
                                                         (unaudited)       (audited)
Current liabilities:
     Accounts payable                                    $   10,333        $    7,873
     Accrued payroll and related benefits                    28,671            33,653
     Deferred income on shipments to distributors            39,266            35,464
     Income taxes payable                                    41,771            27,404
     Other accrued liabilities                               23,073            20,881
                                                         ----------        ----------

         Total current liabilities                          143,114           125,275

Deferred tax liabilities                                     14,845            14,845

Shareholders' equity:
     Common stock, no par value, 240,000
         shares authorized; 154,232
         shares issued and outstanding at
         September 26, 1999 (153,731 shares
         at June 27, 1999)                                  326,891           312,027
      Retained earnings                                     647,073           594,767
                                                         ----------        ----------

         Total shareholders' equity                         973,964           906,794
                                                         ----------        ----------

                                                         $1,131,923        $1,046,914
                                                         ==========        ==========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (unaudited)
                                                                           Three Months Ended
                                                                           ------------------
                                                                      September 26,     September 27,
                                                                          1999              1998
                                                                      -------------     -------------
Cash flow from operating activities:
     Net income                                                         $  58,457         $  44,382
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                        5,926             5,263
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                        (7,069)            3,145
         Decrease (increase) in inventories                                  (899)              462
         Decrease (increase) in deferred tax assets/liabilities,
           prepaid expenses and other current assets                        1,072             2,519
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                       14,037             5,154
         Tax benefit from stock option transactions                         8,845             2,404
         Increase (decrease) in deferred income                             3,802            (1,326)
                                                                        ---------         ---------
     Cash provided by operating activities                                 84,171            62,003
                                                                        ---------         ---------

Cash flow from investing activities:
     Purchase of short-term investments                                  (189,353)          (78,621)
     Proceeds from maturities of short-term investments                    78,531           113,149
     Purchase of property, plant and equipment                             (9,615)          (20,837)
                                                                        ---------         ---------
     Cash provided by (used in) investing activities                     (120,437)           13,691
                                                                        ---------         ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock plans                    6,019             1,776
     Purchase of common stock                                                --             (99,983)
     Payment of cash dividends                                             (6,151)           (5,379)
                                                                        ---------         ---------
     Cash provided by (used in) financing activities                         (132)         (103,586)
                                                                        ---------         ---------

Increase (decrease) in cash and cash equivalents                          (36,398)          (27,892)

Cash and cash equivalents, beginning of period                            154,220           128,733
                                                                        ---------         ---------

Cash and cash equivalents, end of period                                $ 117,822         $ 100,841
                                                                        =========         =========


Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                            $   2,921         $   1,146
                                                                        =========         =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended September 26, 1999 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 27, 1999 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at June 27, 1999 has been derived from audited financial statements as of that date. All share and per share information has been adjusted for the effect of the Company's two-for-one stock split which occurred in February 1999. There were no material differences between comprehensive income and net income for all periods presented. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 2000 will consist of 53 weeks, compared to 52 weeks for fiscal 1999.

3. Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options calculated using the treasury stock method. The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share:


                                          Three Months Ended
                                    -------------------------------
                                    September 26,     September 27,
                                        1999              1998
                                    -------------     -------------

Denominator for basic earnings
per share -- weighted average
shares outstanding                    153,959            152,188

Effect of dilutive securities --
employee stock options                  8,411              6,110
                                      -------            -------
Denominator for diluted
earnings per share                    162,370            158,298
                                      =======            =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income  statement items for the three months ended September 26, 1999 and September 27, 1998 as a percentage of net sales and provides the percentage  change in absolute  dollars of such items comparing the three months ended September 26, 1999 to the corresponding period from the prior fiscal year:
                                                              Three Months Ended
                                                   ------------------------------------------
                                                   September 26,    September 27,
                                                       1999            1998          Increase
                                                   -------------    -------------    --------
Net sales                                              100.0%          100.0%           27%
Cost of sales                                           25.7            29.0            13
                                                       -----           -----
         Gross profit                                   74.3            71.0            33
                                                       -----           -----

Expenses:
         Research & development                         12.1             9.9            55
         Selling, general & administrative              10.6            10.9            23
                                                       -----           -----
                                                        22.7            20.8            38
                                                       -----           -----
Operating income                                        51.6            50.2            31
Interest income                                          5.8             6.1            21
                                                       -----           -----
Income before income taxes                              57.4%           56.3%           30
                                                       =====           =====


Effective tax rates                                     31.0%           32.0%
                                                       =====           =====


         Net sales for the first quarter of fiscal 2000 were $147.5 million and increased $31.5 million or 27% over net sales of $116.0 million for the first quarter of fiscal 1999. This increase was due to higher unit shipments, while the average selling price remained relatively constant. Sales increased in all geographic areas, excluding Europe, which was relatively flat from year to year. Sales increased the most in the Rest of the World, which consists primarily of Asian countries excluding Japan. The significant increase in this area was primarily due to an improved economic environment in Asia, relative to the depressed economic conditions in this region in the prior year's quarter. International sales for the first quarter of fiscal 2000 were 55% of net sales compared with 52% of net sales in the same period of fiscal 1999. Relative to end-market applications, sales increased significantly over the prior year's quarter in each of the Company's three major end markets: communications, computer and industrial.

         Gross profit increased $27.2 million or 33% in the first quarter of fiscal 2000 over the corresponding quarter in fiscal 1999. Gross profit as a percentage of net sales improved to 74.3% from 71.0% of net sales. The improvement in gross profit as a percentage of net sales was primarily due to the favorable effect of fixed costs allocated across a higher sales base and improved manufacturing efficiencies and yields achieved at the Company's fabrication, assembly and test facilities.

         Research and development expenses were $17.9 million and increased $6.3 million or 55% for the first quarter of fiscal 2000 over the first quarter of fiscal 1999. This increase was due to a significant increase in staffing levels of design and test engineering personnel which resulted in higher compensation costs, increased profit sharing costs driven by the increases in sales and profitability, and development costs in new product areas.

         Selling, general and administrative expenses were $15.5 million and increased $2.9 million or 23% for the first quarter of fiscal 2000 over the first quarter of fiscal 1999. This increase was due primarily to an increase in staffing levels to support the increased sales volume, higher profit sharing costs and higher external commissions resulting from the increase in sales.

         Interest income increased $1.5 million to $8.6 million for the first quarter of fiscal 2000 compared to $7.1 million for the first quarter of fiscal 1999. The increase in interest income resulted from the increase in cash, cash equivalents and short-term investments over this period, partially offset both by the repurchase of common stock in the first quarter of fiscal 1999 and by a decline in the average rate of return due to lower short-term interest rates.

         The Company's effective tax rate for the first quarter of fiscal 2000 was 31.0%, down from 32.0% in the first quarter of fiscal 1999. The lower tax rate is due primarily to increased business activity in foreign jurisdictions and an increase in assets deployed outside of California in jurisdictions where the Company experiences lower tax rates. Although the Company's tax holiday in Singapore expired in September 1999, it is anticipated that the Company will receive at least a partial rate reduction for its Singapore operations going forward.

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

         Management of the Company believes the long-term prospects for the business are excellent and the Company continues to invest in the plant infrastructure and technical talent to maximize its opportunities. In the short-term the Company has had four consecutive strong bookings quarters both in the magnitude of bookings and in their breadth across end-market applications and geographic regions. Management believes that the recent strength in bookings has resulted from the improvement in worldwide economic conditions since the first quarter of fiscal 1999, as well as the strength of the Company's product offerings. The Company's lead times continue to be low and customers, although generally positive in their business outlook, continue to order to meet immediate business needs and do not appear to be building inventories. Consequently, the Company continues to be dependent on orders that book and ship in the same quarter, although to a slightly lesser extent than previous quarters. In summary, given the acceleration of bookings throughout last quarter and the acceptance of new products at customers, the Company currently expects to grow sales in the near-term in the mid single digit range sequentially over the quarter just reported. The Company expects that its profitability as a percentage of sales will be generally unchanged during this period.

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


Liquidity and Capital Resources

         At September 26, 1999 cash, cash equivalents and short-term investments totaled $861.1 million, and working capital was $843.3 million.

         During the first quarter of fiscal 2000, the Company generated $84.2 million of cash from operating activities and $6.0 million from proceeds from common stock issued under the Company's employee stock plans. Capital expenditures during the quarter totaled $9.6 million, and consisted primarily of manufacturing equipment for the Company's fabrication, assembly and test facilities. The Company also paid $6.2 million to shareholders for cash dividends representing $0.04 per share. The payment of future dividends will be based on quarterly financial performance.

         The Company plans to finish building a new fabrication facility in Milpitas, California in fiscal 2000. As a result, total capital expenditures for the year are expected to increase significantly over fiscal 1999 levels, particularly towards the end of fiscal 2000. This new facility is not expected to be operational until fiscal 2001.

         The Company continues to satisfy its liquidity needs through its existing cash and investment balances and cash generated from operations. Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditure requirements for the foreseeable future.

Year 2000 Readiness Disclosure

         The Company's Year 2000 Readiness Program remains on plan and at this time the Company does not foresee any problems which would hinder its ability to service customers and vendors in calendar year 2000. As of the date of this filing, the Company has substantially completed its Year 2000 Readiness Program, and senior management continues to review progress of the remaining action items at least monthly.

         The Company estimates the cost of implementation for Year 2000 compliance of its internal computer systems to be under $1.5 million, and consequently, will not have a material impact on the Company's financial position or results of operations. However, Year 2000 issues could have a significant impact on the Company's operations and its financial results if the remaining modifications to internal systems and equipment cannot be completed on a timely basis, unforeseen needs or problems arise, or if the systems operated by third parties are not year 2000 compliant. Should any of these unforeseen events occur, the Company will attempt to mitigate their adverse impacts. The Company is currently reviewing contingency plans including, but not limited to, manual back-up systems for current automated internal systems and alternate suppliers, where available, for external systems and services.

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





                                       LINEAR TECHNOLOGY CORPORATION

DATE:  November 5, 1999                BY    /s/Paul Coghlan
                                             -----------------------------------
                                             Paul Coghlan
                                             Vice President, Finance &
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)