Form 10-Q
period 2000-01-02
LINEAR TECHNOLOGY CORP /CA/
filed 2000-02-16
CIK 791907

LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                   THREE AND SIX MONTHS ENDED JANUARY 2, 2000




                                      INDEX



                                                                            Page
                                                                            ----

Part I:  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Statements of Income for the           2
                 three and six months ended January 2, 2000 and December 27, 1998

                 Condensed Consolidated Balance Sheets at January 2, 2000    3-4
                 and June 27, 1999

                 Condensed Consolidated Statements of Cash Flows for the       5
                 six months ended January 2, 2000 and December 27, 1998

                 Notes to Condensed Consolidated Financial Statements          6

         Item 2. Management's Discussion and Analysis of Financial           7-9
                 Condition and Results of Operations


Part II: Other Information

         Item 4. Submission of Matters to a Vote of Security Holders          10

         Item 6. Exhibits and Reports on Form 8-K                             10

Signatures                                                                    11

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                   LINEAR TECHNOLOGY CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             (In thousands, except per share amounts)
                                                            (unaudited)


                                                        Three Months Ended                             Six Months Ended
                                                        ------------------                             ----------------
                                                  January 2,           Dec. 27,                 January 2,            Dec. 27,
                                                     2000                1998                     2000                  1998
                                               -----------------    ----------------        -----------------     -----------------

Net sales                                         $ 162,294           $ 120,020                $ 309,825             $ 236,052

Cost of sales                                        41,538              34,029                   79,507                67,691
                                                  ---------           ---------                ---------             ---------

     Gross profit                                   120,756              85,991                  230,318               168,361
                                                  ---------           ---------                ---------             ---------

Expenses:

     Research and development                        18,757              12,623                   36,642                24,160

     Selling, general and administrative             18,169              12,405                   33,684                25,043
                                                  ---------           ---------                ---------             ---------

                                                     36,926              25,028                   70,326                49,203
                                                  ---------           ---------                ---------             ---------

Operating income                                     83,830              60,963                  159,992               119,158

Interest income                                      10,304               6,543                   18,862                13,615
                                                  ---------           ---------                ---------             ---------

Income before income taxes                           94,134              67,506                  178,854               132,773

Provision for income taxes                           29,183              21,602                   55,446                42,487
                                                  ---------           ---------                ---------             ---------

Net income                                        $  64,951           $  45,904                $ 123,408             $  90,286
                                                  =========           =========                =========             =========

Basic earnings per share                          $    0.42           $    0.31                $    0.80             $    0.60
                                                  =========           =========                =========             =========

Shares used in the calculation
    of basic earnings per share                     154,872             150,394                  154,416               151,292
                                                  =========           =========                =========             =========

Diluted earnings per share                        $    0.40           $    0.29                $    0.76             $    0.57
                                                  =========           =========                =========             =========

Shares used in the calculation of diluted
    earnings per share                              163,023             156,810                  162,697               157,554
                                                  =========           =========                =========             =========

Cash dividends per share                          $    0.04           $   0.035                $    0.08             $    0.07
                                                  =========           =========                =========             =========

                                                      See accompanying notes

                                    LINEAR TECHNOLOGY CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                               ASSETS
                                           (In thousands)


                                                                 January 2,                June 27,
                                                                   2000                      1999
                                                                -----------               ----------
                                                                (unaudited)                (audited)
    Current assets:
         Cash and cash equivalents                             $  184,361                 $  154,220
         Short-term investments                                   769,213                    632,487
         Accounts receivable, net of allowance for
           doubtful accounts of $803 ($803 at
           June 27, 1999)                                          69,109                     62,188
         Inventories:
           Raw materials                                            3,955                      2,705
           Work-in-process                                          8,375                      8,178
           Finished goods                                           5,845                      4,641
                                                               ----------                 ----------

             Total inventories                                     18,175                     15,524

         Deferred tax assets                                       28,116                     28,116
         Prepaid expenses and other current assets                  9,138                     12,577
                                                               ----------                 ----------

             Total current assets                               1,078,112                    905,112
                                                               ----------                 ----------

    Property, plant and equipment, at cost:
         Land, building and improvements                           80,788                     78,555
         Manufacturing and test equipment                         188,487                    166,863
         Office furniture and equipment                             3,238                      3,234
                                                               ----------                 ----------

                                                                  272,513                    248,652
         Less accumulated depreciation and
         amortization                                            (118,870)                  (106,850)
                                                               ----------                 ----------

         Net property, plant and equipment                        153,643                    141,802
                                                               ----------                 ----------

                                                               $1,231,755                 $1,046,914
                                                               ==========                 ==========


                                       See accompanying notes

                                         LINEAR TECHNOLOGY CORPORATION
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                      LIABILITIES & SHAREHOLDERS' EQUITY
                                                (In thousands)



                                                                        January 2,                 June 27,
                                                                          2000                      1999
                                                                    ---------------            ----------------
                                                                       (unaudited)                (audited)
   Current liabilities:
        Accounts payable                                               $   11,892                 $    7,873
        Accrued payroll and related benefits                               43,975                     33,653
        Deferred income on shipments to distributors                       42,691                     35,464
        Income taxes payable                                               16,076                     27,404
        Other accrued liabilities                                          24,473                     20,881
                                                                       ----------                 ----------

            Total current liabilities                                     139,107                    125,275

   Deferred tax liabilities                                                14,845                     14,845

   Shareholders' equity:
        Common stock, no par value, 240,000
            shares authorized; 155,547
            shares issued and outstanding at
            January 2, 2000 (153,731 shares
            at June 27, 1999)                                             371,951                    312,027
         Retained earnings                                                705,852                    594,767
                                                                       ----------                 ----------

            Total shareholders' equity                                  1,077,803                    906,794
                                                                       ----------                 ----------

                                                                       $1,231,755                 $1,046,914
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

                                                                                      Six Months Ended
                                                                        ---------------------------------------------
                                                                             January 2,                Dec. 27,
                                                                                2000                     1998
                                                                        ---------------------     -------------------
Cash flow from operating activities:
     Net income                                                             $  123,408                 $  90,286
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                            12,020                    10,501
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                             (6,921)                    5,156
         Decrease (increase) in inventories                                     (2,651)                      176
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                             3,439                     1,592
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                             6,605                    (3,726)
         Tax benefit from stock option transactions                             34,997                     7,258
         Increase (decrease) in deferred income                                  7,227                    (1,272)
                                                                            ----------                 ---------

     Cash provided by operating activities                                     178,124                   109,971
                                                                            ----------                 ---------

Cash flow from investing activities:
     Purchase of short-term investments                                       (296,354)                 (303,708)
     Proceeds from sales and maturities of short-term
       investments                                                             159,628                   297,554
     Purchase of property, plant and equipment                                 (23,861)                  (25,698)
                                                                            ----------                 ---------
     Cash used in investing activities                                        (160,587)                  (31,852)
                                                                            ----------                 ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock
       plans                                                                    24,927                     8,300
     Purchase of common stock                                                      --                   (108,736)
     Payment of cash dividends                                                 (12,323)                  (10,628)
                                                                            ----------                 ---------
     Cash used in financing activities                                          12,604                  (111,064)
                                                                            ----------                 ---------

Increase (decrease) in cash and cash equivalents                                30,141                   (32,945)

Cash and cash equivalents, beginning of period                                 154,220                   128,733
                                                                            ----------                 ---------

Cash and cash equivalents, end of period                                    $  184,361                 $  95,788
                                                                            ==========                 =========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                $   31,647                 $  31,925
                                                                            ==========                 =========

                                            See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months and six months ended January 2, 2000 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 27, 1999 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at June 27, 1999 has been derived from audited financial statements as of that date. All share and per share information has been adjusted for the effect of the Company's two-for-one stock split which occurred in February 1999. On January 18, 2000 the Company announced another two-for-one stock split. However, this stock split will not be effective until March 2000 and therefore the financial information presented in this report has not been adjusted to reflect this most recent stock split announcement. There were no material differences between comprehensive income and net income for all periods presented. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 2000 will consist of 53 weeks, compared to 52 weeks for fiscal 1999. The three months ended January 2, 2000 consists of fourteen weeks, as compared to thirteen weeks for the three months ended December 27, 1998.

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
                                                 Three Months Ended                             Six Months Ended
                                                 ------------------                             ----------------
                                          January 2,           December 27,              January 2,           December 27,
                                             2000                  1998                     2000                  1998
                                       -----------------     -----------------       -----------------     -----------------
     Numerator - Net income                $  64,951             $  45,904               $  123,408            $   90,286
                                           ---------             ---------               ----------            ----------

     Denominator for basic earnings
     per share - weighted average
     shares                                  154,872               150,394                  154,416               151,292

     Effect of dilutive securities
     - employee stock options                  8,151                 6,416                    8,281                 6,262
                                           ---------             ---------               ----------            ----------

     Denominator for diluted
     earnings per share                      163,023               156,810                  162,697               157,554
                                           ---------             ---------               ----------            ----------

     Basic earnings per share              $    0.42             $    0.31               $     0.80            $     0.60
                                           =========             =========               ==========            ==========

     Diluted earnings per share            $    0.40             $    0.29               $     0.76            $     0.57
                                           =========             =========               ==========            ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three and six months ended January 2, 2000 and December 27, 1998 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended January 2, 2000 to the corresponding periods from the prior fiscal year:

                                                 Three Months Ended                                   Six Months Ended
                                 ---------------------------------------------------    --------------------------------------------

                                     January 2,           Dec. 27,       Increase/         January 2,        Dec. 27,     Increase/
                                        2000                1998        (Decrease)            2000            1998       (Decrease)
Net sales                              100.0%              100.0%           35%              100.0%           100.0%         31%
Cost of sales                           25.6                28.4            22                25.7             28.7          17
                                      ------              ------                            ------           ------
    Gross profit                        74.4                71.6            40                74.3             71.3          37
                                      ------              ------                            ------           ------

Expenses:
    Research & development              11.6                10.5            49                11.8             10.2          52
    Selling, general &
       administrative                   11.2                10.3            46                10.9             10.6          35
                                      ------              ------                            ------           ------
                                        22.8                20.8            48                22.7             20.8          43
                                      ------              ------                            ------           ------
Operating income                        51.6                50.8            38                51.6             50.5          34
Interest income                          6.4                 5.4            57                 6.1              5.7          39
                                      ------              ------                            ------           ------
Income before income taxes              58.0%               56.2%           39                57.7%            56.2%         35
                                      ======              ======                            ======           ======

Effective tax rates                     31.0%               32.0%                             31.0%            32.0%
                                      ======              ======                            ======           ======


         Net sales for the quarter ended January 2, 2000 were a record $162.3 million, an increase of $42.3 million or 35% over net sales for the same quarter of the previous year. This increase was due to higher unit shipments, while the average selling price declined slightly. Sales increased in all geographic areas, with Asia, including Japan, and the United States leading Europe. International sales for the second quarter of fiscal 2000 were 57% of net sales compared with 55% of net sales in the same period of fiscal 1999. Relative to end-market applications, sales increased significantly over the prior year's quarter in each of the Company's three major end markets: communications, computer and industrial.

         Net sales for the six months ended January 2, 2000 increased $73.8 million or 31% over net sales for the same period of the previous year. This increase was due primarily to higher unit shipments while the average selling price declined slightly. Sales increased in all geographic areas, particularly Asia and the United States, and in all major end market applications.

         Gross profit increased $34.8 million or 40% and $62.0 million or 37% for the second quarter and first six months of fiscal 2000 over the corresponding periods in fiscal 1999. The improvement in gross profit as a percentage of net sales was primarily due to the favorable effect of fixed costs allocated across a higher sales base and improved manufacturing efficiencies and yields achieved at the Company's fabrication, assembly and test facilities.

         Research and development ("R&D") expenses increased by $6.1 million or 49% and $12.5 million or 52% for the second quarter and first six months of fiscal 2000, respectively, as compared to the same periods in fiscal 1999. The increases in R&D expenses compared to the prior year periods were due to a significant increase in staffing levels of design and test engineering personnel which resulted in higher compensation costs, increased profit sharing costs driven by the increases in sales and profitability, and development costs in new product areas.

         Selling, general and administrative expenses ("SG&A") increased by $5.8 million or 46% and $8.6 million or 35% for the second quarter and first six months of fiscal 2000, respectively, as compared to the same periods in fiscal 1999. The increases in SG&A expenses compared to the prior year periods were due primarily to an increase in staffing levels to support the increased sales volume, higher profit sharing costs and higher commissions resulting from the increase in sales.

         Part of the increase in costs in all labor expense categories was due to an extra weeks payroll. Every seven years the Company has an extra week since its fiscal calendar always ends on a Sunday. This extra week is in this fiscal year and occurred in the holiday period at the end of December; therefore it had more of an effect on costs than sales.

         Interest income was $10.3 million and $18.9 million for the second quarter and first six months of fiscal 2000, an increase of $3.8 million and $5.2 million respectively, over the corresponding periods of fiscal 1999. The increase in interest income resulted from the increase in cash, cash equivalents and short-term investments over this period, partially offset both by the repurchase of common stock in fiscal 1999 and by a decline in the average rate of return due to lower short-term interest rates.

         The Company's effective tax rate for the second quarter and the first six months of fiscal 2000 was 31.0%, down from 32.0% in fiscal 1999. The lower tax rate is due primarily to increased business activity in foreign jurisdictions and an increase in assets deployed outside of California in jurisdictions where the Company experiences lower tax rates. Although the Company's tax holiday in Singapore expired in September 1999, it is anticipated that the Company will receive at least a partial rate reduction for its Singapore operations going forward.


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

         Management of the Company believes the long-term prospects for the business are excellent and the Company continues to invest in the plant infrastructure and technical talent to maximize its opportunities. In the short-term the Company has had five consecutive strong bookings quarters both in the magnitude of bookings and in their breadth across end-market applications and geographic regions. Management believes that the recent strength in bookings has resulted from the improvement in worldwide economic conditions since the first quarter of fiscal 1999, as well as the strength of the Company's product offerings. The Company's lead times continue to be low. Customers are generally positive in their business outlook, continue to order to meet our lead times and do not appear to be building inventories. However, as general business conditions continue strong, customers are more watchful of product availability. Consequently, the Company continues to be dependent on orders that book and ship in the same quarter, although to a slightly lesser extent than previous quarters. In summary, given the acceleration of bookings throughout last quarter and the acceptance of new products at customers, the Company currently expects to grow sales in the near-term in the high single digit range sequentially over the quarter just reported. The Company expects that its profitability as a percentage of sales will be generally unchanged during this period.

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

Liquidity and Capital Resources

         At January 2, 2000, cash, cash equivalents and short-term investments totaled $953.6 million, and working capital was $939.0 million.

         During the first six months of fiscal 2000, the Company generated $178.1 million of cash from operating activities. Additionally, the Company generated $24.9 million in proceeds from common stock issued under employee stock option and stock purchase plans.

         During the first six months of fiscal 2000, significant cash expenditures included net purchases of short-term investments of $136.7 million and $23.9 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication, assembly and test facilities. The Company also paid $12.3 million for cash dividends to shareholders representing $0.04 per share per quarter. The payment of future dividends will be based on quarterly financial performance.

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

Year 2000 Readiness Disclosure

         The Company's Year 2000 Readiness Program was completed in accordance with plan and the Company did not experience any problems that impaired its ability to service customers and vendors in calendar year 2000. The cost of implementation of the Company's Year 2000 Readiness Program did not have a material impact on the Company's financial position or results of operations.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Company, held on November 3, 1999, in Milpitas, California, the shareholders elected members of the Company's Board of Directors and ratified the Company's proposal to appoint Ernst & Young LLP as independent auditors.

The vote for nominated directors was as follows:

NOMINEE                                      FOR                        WITHHELD
-------                                      ---                        --------

Robert H. Swanson, Jr.                    138,387,300                  1,698,649
David S. Lee                              138,380,374                  1,705,575
Thomas S. Volpe                           138,379,074                  1,706,875
Leo T. McCarthy                           138,353,338                  1,732,611
Richard M. Moley                          138,381,717                  1,704,232

The vote to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal 2000 was as follows:

         FOR                      AGAINST                    ABSTAIN
         ---                      -------                    -------

     139,312,213                  698,775                    74,961

Item 6.  Exhibits and Reports on Form 8-K

          a)  Exhibits

              27.1 Financial Data Schedule for the six months ended January 2, 2000

          b)  Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    LINEAR TECHNOLOGY CORPORATION

DATE:  February 15, 2000            BY    /s/Paul Coghlan
                                          --------------------------------------
                                          Paul Coghlan
                                          Vice President, Finance &
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)