Form 10-Q
period 2000-04-02
LINEAR TECHNOLOGY CORP /CA/
filed 2000-05-16
CIK 791907

LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                    THREE AND NINE MONTHS ENDED APRIL 2, 2000



                                      INDEX

                                                                            Page

Part I:    Financial Information

           Item 1. Financial Statements

                   Condensed Consolidated Statements of Income for the         2
                   three and nine months ended April 2, 2000 and March 28, 1999

                   Condensed Consolidated Balance Sheets at April 2, 2000    3-4
                   and June 27, 1999

                   Condensed Consolidated  Statements of Cash Flows for the    5
                   nine months ended April 2, 2000 and March 28, 1999

                   Notes to Condensed Consolidated Financial Statements        6

           Item 2. Management's Discussion and Analysis of Financial         7-9
                   Condition and Results of Operations


Part II:   Other Information

           Item 6. Exhibits and Reports on Form 8-K                           10

Signatures                                                                    11

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                          LINEAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)
                                            Three Months Ended     Nine Months Ended
                                            ------------------     -----------------
                                            April 2,   March 28,  April 2,   March 28,
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
Net sales                                   $185,075   $130,093   $494,900   $366,145
Cost of sales                                 47,435     35,643    126,942    103,334
                                            --------   --------   --------   --------
     Gross profit                            137,640     94,450    367,958    262,811
                                            --------   --------   --------   --------
Expenses:
     Research and development                 19,435     14,544     56,077     38,704
     Selling, general and administrative      19,394     13,387     53,078     38,430
                                            --------   --------   --------   --------
                                              38,829     27,931    109,155     77,134
                                            --------   --------   --------   --------
Operating income                              98,811     66,519    258,803    185,677
Interest income                               11,141      6,758     30,003     20,373
                                            --------   --------   --------   --------
Income before income taxes                   109,952     73,277    288,806    206,050
Provision for income taxes                    34,085     23,449     89,531     65,936
                                            --------   --------   --------   --------
Net income                                  $ 75,867   $ 49,828   $199,275   $140,114
                                            ========   ========   ========   ========
Basic earnings per share                    $   0.24   $   0.16   $   0.64   $   0.46
                                            ========   ========   ========   ========
Shares used in the calculation
    of basic earnings per                    312,119    304,058    309,927    303,074
    share
Diluted earnings per share                  $   0.23   $   0.16   $   0.61   $   0.44
                                            ========   ========   ========   ========
Shares used in the calculation of diluted
    earnings per share                       329,536    318,394    326,774    316,203
                                            ========   ========   ========   ========
Cash dividends per share                    $   0.02   $ 0.0175   $   0.06   $ 0.0525
                                            ========   ========   ========   ========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                       April 2,       June 27,
                                                         2000           1999
                                                     -----------    -----------
                                                     (unaudited)      (audited)
Current assets:
     Cash and cash equivalents                       $   154,982    $   154,220
     Short-term investments                              872,385        632,487
     Accounts receivable, net of allowance for
       doubtful accounts of $803 ($803 at
       June 27, 1999)                                     74,247         62,188
     Inventories:
       Raw materials                                       4,199          2,705
       Work-in-process                                     8,903          8,178
       Finished goods                                      6,726          4,641
                                                     -----------    -----------
         Total inventories                                19,828         15,524
     Deferred tax assets                                  30,118         28,116
     Prepaid expenses and other current assets            11,805         12,577
                                                     -----------    -----------
         Total current assets                          1,163,365        905,112
                                                     -----------    -----------
Property, plant and equipment, at cost:
     Land, building and improvements                      88,951         78,555
     Manufacturing and test equipment                    209,870        166,863
     Office furniture and equipment                        3,242          3,234
                                                     -----------    -----------
                                                         302,063        248,652
     Less accumulated depreciation and
     amortization                                       (125,200)      (106,850)
                                                     -----------    -----------
     Net property, plant and equipment                   176,863        141,802
                                                     -----------    -----------
                                                     $ 1,340,228    $ 1,046,914
                                                     ===========    ===========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                           April 2,    June 27,
                                                            2000         1999
                                                         ----------   ----------
                                                         (unaudited)   (audited)

Current liabilities:
     Accounts payable                                    $   13,264   $    7,873
     Accrued payroll and related benefits                    33,910       33,653
     Deferred income on shipments to distributors            40,531       35,464
     Income taxes payable                                    21,479       27,404
     Other accrued liabilities                               25,238       20,881
                                                         ----------   ----------
         Total current liabilities                          134,422      125,275

Deferred tax liabilities                                     14,370       14,845

Shareholders' equity:
     Common stock, no par value, 480,000
         shares authorized; 313,089
         shares issued and outstanding at
         April 2, 2000 (307,462 shares
         at June 27, 1999)                                  415,943      312,027
      Retained earnings                                     775,493      594,767
                                                         ----------   ----------
         Total shareholders' equity                       1,191,436      906,794
                                                         ----------   ----------
                                                         $1,340,228   $1,046,914
                                                         ==========   ==========


                             See accompanying notes


                          LINEAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (unaudited)
                                                                Nine Months Ended
                                                             ----------------------
                                                              April 2,     March 28,
                                                                2000         1999
                                                             ---------    ---------
Cash flow from operating activities:
     Net income                                              $ 199,275    $ 140,114
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                            18,351       16,120
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable            (12,059)       3,706
         Decrease (increase) in inventories                     (4,304)         345
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets            (1,230)       1,470
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                             4,080      (15,429)
         Tax benefit from stock option transactions             65,640       39,389
         Increase (decrease) in deferred income                  5,067         (288)
           Increase (decrease) in deferred tax liabilities        (475)          (1)
                                                             ---------    ---------
     Cash provided by operating activities                     274,345      185,426
                                                             ---------    ---------
Cash flow from investing activities:
     Purchase of short-term investments                       (469,608)    (406,455)
     Proceeds from sales and maturities of short-term
     investments                                               229,710      324,234
     Purchase of property, plant and equipment                 (53,412)     (32,671)
                                                             ---------    ---------
     Cash used in investing activities                        (293,310)    (114,892)
                                                             ---------    ---------
Cash flow from financing activities:
     Issuance of common stock under employee stock plans        38,276       29,340
     Purchase of common stock                                     --       (108,736)
     Payment of cash dividends                                 (18,549)     (15,960)
                                                             ---------    ---------
     Cash used in financing activities                          19,727      (95,356)
                                                             ---------    ---------
Increase (decrease) in cash and cash equivalents                   762      (24,822)
Cash and cash equivalents, beginning of period                 154,220      128,733
                                                             ---------    ---------
Cash and cash equivalents, end of period                     $ 154,982    $ 103,911
                                                             =========    =========
Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                 $  32,179    $  32,973
                                                             =========    =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months and nine months ended April 2, 2000 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 27, 1999 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at June 27, 1999 has been derived from audited financial statements as of that date. All share and per share information has been adjusted for the effect of the Company's two-for-one stock split which was distributed March 27, 2000. There were no material differences between comprehensive income and net income for all periods presented. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 2000 will consist of 53 weeks, compared to 52 weeks for fiscal 1999. The extra week occurred in the Company's second fiscal quarter ended January 2, 2000.

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

                                       Three Months Ended    Nine Months Ended
                                       ------------------    ------------------
                                       April 2,   March 28,  April 2,  March 28,
                                         2000       1999       2000      1999
                                       --------   --------   --------  --------

Numerator - Net income                 $ 75,867   $ 49,828   $199,275  $140,114
                                       --------   --------   --------  --------

Denominator for basic earnings
per share - weighted average
shares                                  312,119    304,058    309,927   303,074

Effect of dilutive securities -
employee stock options                   17,417     14,336     16,847    13,129
                                       --------   --------   --------  --------

Denominator for diluted

earnings per share                      329,536    318,394    326,774   316,203
                                       --------   --------   --------  --------

Basic earnings per share               $   0.24   $   0.16   $   0.64  $   0.46
                                       ========   ========   ========  ========

Diluted earnings per share             $   0.23   $   0.16   $   0.61  $   0.44
                                       ========   ========   ========  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three and nine months ended April 2, 2000 and March 28, 1999 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended April 2, 2000 to the corresponding periods from the prior fiscal year:

                                      Three Months Ended                     Nine Months Ended
                               -----------------------------------    ----------------------------------
                               April 2,     March 28,   Increase/     April 2,    March 28,   Increase/
                                 2000        1999       (Decrease)     2000         1999      (Decrease)
Net sales                        100.0%      100.0%        42%         100.0%      100.0%        35%
Cost of sales                     25.6        27.4         33           25.7        28.2         23
                                ------      ------                     ------     ------
    Gross profit                  74.4        72.6         46           74.3        71.8         40
                                ------      ------                    ------      ------
Expenses:
    Research & development        10.5        11.2         34           11.3        10.6         45
    Selling, general &
       administrative             10.5        10.3         45           10.7        10.5         38
                                ------      ------                    ------      ------
                                  21.0        21.5         39           22.1        21.1         42
                                ------      ------                    ------      ------
Operating income                  53.4        51.1         49           52.3        50.7         39
Interest income                    6.0         5.2         65            6.1         5.6         47
                                ------      ------                    ------      ------
Income before income taxes        59.4%       56.3%        50           58.4%       56.3%        40
                                ======      ======                    ======      ======
Effective tax rates               31.0%       32.0%                     31.0%       32.0%
                                ======      ======                    ======      ======


         Net sales for the quarter ended April 2, 2000 were a record $185.1 million, an increase of $55.0 million or 42% over net sales for the same quarter of the previous year. This increase was due to higher unit shipments, while the average selling price declined slightly. Sales increased in all geographic areas, with the United States and Europe leading Japan and the rest of Asia. International sales for the third quarters of both fiscal 2000 and 1999 were 55% of net sales. Relative to end-market applications, sales increased significantly over the prior year's quarter in each of the Company's three major end markets: communications, computer and industrial, with communications showing the most growth particularly in the networking area, fueled by growth in internet infrastructure products.

         Net sales for the nine months ended April 2, 2000 increased $128.8 million or 35% over net sales for the same period of the previous year. This increase was due primarily to higher unit shipments while the average selling price declined slightly. Sales increased in all geographic areas, particularly Asia and the United States, and in all major end market applications led by communications.

         Gross profit increased $43.2 million or 46% and $105.1 million or 40% for the third quarter and first nine months of fiscal 2000 over the corresponding periods in fiscal 1999. The improvement in gross profit as a percentage of net sales was primarily due to the favorable effect of fixed costs allocated across a higher sales base and improved manufacturing efficiencies and yields achieved at the Company's fabrication, assembly and test facilities.

         Research and development ("R&D") expenses increased by $4.9 million or 34% and $17.4 million or 45% for the third quarter and first nine months of fiscal 2000, respectively, as compared to the same periods in fiscal 1999. The increases in R&D expenses compared to the prior year periods were due to increases in staffing levels of design and test engineering personnel which resulted in higher compensation costs, increased profit sharing costs driven by the increases in sales and profitability, and development costs in new product areas.

         Selling, general and administrative expenses ("SG&A") increased by $6.0 million or 45% and $14.6 million or 38% for the third quarter and first nine months of fiscal 2000, respectively, as compared to the same periods in fiscal 1999. The increases in SG&A expenses compared to the prior year periods were due primarily to an increase in staffing levels to support the increased sales volume, higher profit sharing costs and higher commissions resulting from the increase in sales. The increased expenses were partially offset by a reduction in reserves for certain business disputes with third parties that were resolved in the Company's favor.

         Interest income was $11.1 million and $30.0 million for the third quarter and first nine months of fiscal 2000, an increase of $4.4 million and $9.6 million respectively, over the corresponding periods of fiscal 1999. The increase in interest income resulted from an increase in the cash and investment balances and a higher rate of return.

         The Company's effective tax rate for the third quarter and the first nine months of fiscal 2000 was 31.0%, down from 32.0% in fiscal 1999. The lower tax rate is due primarily to increased business activity in foreign jurisdictions and an increase in assets deployed outside of California in jurisdictions where the Company experiences lower tax rates. Although the Company's tax holiday in Singapore expired in September 1999, it is anticipated that the Company will receive at least a partial rate reduction for its Singapore operations going forward.

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

         Management of the Company believes the long-term prospects for the business are excellent and the Company continues to invest in the plant infrastructure and technical talent to maximize its opportunities. The Company has had seven consecutive strong bookings quarters both in the magnitude of bookings and in their breadth across end-market applications and geographic regions, with the current quarter's bookings being the strongest in the history of the Company. Customers are generally positive in their business outlook, and appear to be placing orders on the Company to meet their demand as opposed to significantly building inventory. However, as general business conditions continue strong, customers are more watchful of product availability. The Company continues to be dependent to some extent on orders that book and ship in the same quarter, although to a lesser extent than in previous quarters. In summary, given the acceleration of bookings throughout last quarter and the acceptance of new products at customers, the Company currently expects to grow sales in the near-term in the low double-digit range sequentially over the quarter just reported. The Company expects that its profitability as a percentage of sales will be generally unchanged during this period.

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

Liquidity and Capital Resources

         At April 2, 2000, cash, cash equivalents and short-term investments totaled $1,027.4 million, and working capital was $1,028.9 million.

         During the first nine months of fiscal 2000, the Company generated $274.3 million of cash from operating activities. Additionally, the Company generated $38.3 million in proceeds from common stock issued under employee stock option and stock purchase plans.

         During the first nine months of fiscal 2000, significant cash expenditures included net purchases of short-term investments of $239.9 million and $53.4 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication, assembly and test facilities. The Company also paid $18.5 million for cash dividends to shareholders representing $0.02 per share per quarter. In April 2000, the Company's Board of Directors declared an increase in the quarterly cash dividend to $0.03 per share to be paid during the fourth quarter of fiscal 2000. The payment of future dividends will be based on quarterly financial performance.

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

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

               a)       Exhibits

                        27.1 Financial Data Schedule for the nine months ended April 2, 2000

               b)       Reports on Form 8-K

                        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LINEAR TECHNOLOGY CORPORATION

DATE:  May 15, 2000                           BY    /s/Paul Coghlan
                                                    ----------------------------
                                                    Paul Coghlan
                                                    Vice President, Finance &
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)