Form 10-K
period 2000-07-02
LINEAR TECHNOLOGY CORP /CA/
filed 2000-09-29
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


FOR THE FISCAL YEAR ENDED JULY 2, 2000               COMMISSION FILE NO. 0-14864

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

                                    Yes _X_ No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $14,046,701,256 as of September 13, 2000, based upon the closing sale price on the Nasdaq National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 316,515,460 shares of the Registrant's common stock issued and outstanding as of September 13, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Items 1 and 2 of Part I, Items 5, 6, 7, 7A and 8 of Part II, and Item 14(a) 1. of Part IV incorporate information by reference from Exhibit
         13.1 to this Form 10-K which contains certain information included in Registrant's Annual Report to Shareholders for the fiscal year ended July 2, 2000.

(2) Items 10, 11 and 12 of Part III incorporate information by reference from the definitive proxy statement (the "2000 Proxy Statement") for the Annual Meeting of Shareholders to be held on November 8, 2000.

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

         According to World Semiconductor Trade Statistics, worldwide monolithic linear integrated circuit sales, estimated to be approximately $29.2 billion in 2000, represent approximately 17% of the total integrated circuit market. Linear Technology competes primarily in the non-consumer non-automotive segment of the linear IC market, which was approximately 75% of the total projected monolithic linear IC market for 2000.

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

         Voltage Regulators - Voltage regulators control the voltage of a device or circuit at a specified level. This category of product consists primarily of two types, the linear regulator and the switch mode regulator. Switch mode regulators are also used to convert voltage up or down within an electronic system for power management and battery charging.

         Voltage References - These circuits serve as electronic benchmarks providing a constant voltage for system usage. Precision references have a constant output independent of input, temperature changes or time.

         Interface - Interface circuits act as an intermediary to transfer digital signals between or within electronic systems. These circuits are used in computers, modems, instruments and remote data acquisition systems.

         Data Converters - These circuits change linear (analog) signals into digital signals, or vice versa, and are often referred to as data acquisition subsystems, A/D converters and D/A converters. The accuracy and speed with which the analog signal is converted to its digital counterpart is considered a key characteristic for these devices.

         Other - Other linear circuits include buffers, battery monitors, motor controllers, hot swap circuits, comparators, sample-and-hold devices, and filters both switched capacitor and continuous time, which are used to limit and/or manipulate signals in such applications as cellular telephones, base stations, navigation system instrumentation and detection circuitry.

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







Market                End Applications/Products                                 Example Product Families
------                -------------------------                                 ------------------------
                                                                     ----
Industrial/Process     Flow or rate metering                            |
     Control           Position/pressure/                               |
                         temperature sensing and control                |
                       Robotics                                         |
                       Energy management                                |
                       Process control data communication               |
                       Network and factory automation                   |
                       Security systems                                 |
                                                                        |      Data acquisition products
                                                                        |      High performance operational
                                                                        |      amplifiers
                                                                        |      Interface (RS 485/232) products
                                                                        |      Instrumentation amplifiers
Instrumentation/       Curve tracers                                  -------  Linear voltage regulators
     Measurement       Logic analyzers                                  |      Line drivers
                       Multimeters                                      |      Line receivers
                       Oscilloscopes                                    |      Precision comparators
                       Test equipment                                   |      Precision voltage references
                       Voltmeters                                       |      Monolithic filters
                       Network analyzers                                |      Switching voltage regulators
                       Scales                                           |      Voltage references
                       Analytic instruments                             |      Hot swap circuits
                       Blood analyzers                                  |
                       Gas chromatic graphs                             |
                       EKG, CAT scanners                                |
                                                                        |
Space/Military         Communications                                   |
and Transportation     Satellites                                       |
                       Guidance and navigation systems                  |
                       Displays                                         |
                       Firing control                                   |
                       Ground support equipment                         |
                       Radar systems                                    |
                       Sonar systems                                    |
                       Surveillance equipment                       __ _|

                                                                     ----
                                                                        |
Communications/        Cellular phones (CDMA/TDMA/GSM)                  |      DC - DC converters
     Networking        Cellular basestations                            |      V.35 transceiver
                       Pagers                                           |      High-speed amplifiers
                       Modems/fax machines                              |      Line drivers
                       PBX switches                                     |      Line receivers
                       GPS systems                                      |      Low noise operational amplifiers
                       HDSL modems                                     ------  Micropower products
                       ADSL modems                                      |      Power management
                       Channel service unit/data service unit           |      Switched capacitor filters
                       Cable modems                                     |      Voltage references
                       Fiber optic systems                              |      Voltage regulators
                       Servers                                          |      Data acquisition products
                       Routers                                          |      Hot Swap controllers
                       Switches                                      ___|      Multi-protocol circuits







Market                End Applications/Products                                 Example Product Families
------                -------------------------                                 ------------------------
                                                                     - --
Computer/Computer      Communications/interface modems                  |      Battery charging
     Peripherals       Disk drives                                      |      DC - DC converters
                       Notebook computers                               |      Data acquisition products
                       Desktop computers                                |      Hot Swap controllers
                       Workstations                                     |      Line drivers
                       LCD displays/monitors                            |      Line receivers
                       Plotters/printers                                ------ Low drop out linear regulators
                       Digital cameras                                  |      Micropower products
                       Power supplies                                   |      Precision operational amplifiers
                       Handheld information appliances                  |      Precision voltage references
                       Battery chargers                                 |      PCMCIA power switching
                       Video/multimedia                                 |      Power management
                       MP3 players                                      |      Switched capacitor filters
                                                                     ___|      Switching voltage regulators


Marketing and customers

         The Company markets its products worldwide, primarily through a network of independent sales representatives and electronics distributors, to a broad range of customers in diverse industries. In certain limited geographical markets the Company has direct sales staff. The Company sells to over 15,000 Original Equipment Manufacturer (OEM) customers, many of which purchase on an individual purchase order basis, rather than pursuant to long-term agreements. The Company's two largest domestic distributors together accounted for 25%, 24% and 25% of net sales for fiscal 2000, 1999 and 1998, respectively. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of net sales for fiscal 2000, 1999 or 1998.

         The Company has agreements with 16 independent sales representatives in the United States and 2 in Canada. Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 5 independent distributors in North America, 19 in Europe, 3 in Japan, 2 each in Hong Kong and Taiwan, and 1 each in Korea, Singapore, South Africa, Philippines, India, Israel and Australia. The Company's distributors purchase the Company's products for resale to customers.
Additionally, domestic distributors often sell competitors' products. Under certain agreements, the Company's domestic distributors are entitled to price rebates on inventory if the Company lowers the prices of its products. The agreements also generally permit distributors to exchange up to 5% of purchases on a quarterly basis. See Note 1 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit 13.1 of this Form 10-K, which contains certain information included in the Company's 2000 Annual Report to Shareholders.

         The Company's sales organization is divided into domestic and international regions, with sales offices located at the Company's headquarters and in the metropolitan areas of Boston, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, Los Angeles, Irvine, London, Stockholm, Dusseldorf, Munich, Stuttgart, Paris, Singapore, Tokyo, Osaka, Taipei, Seoul and Hong Kong. The Company's products typically require a sophisticated technical sales effort.

         During fiscal 2000, 1999 and 1998, export sales were primarily to Europe, Japan and Asia and represented approximately 54%, 54% and 52% of net sales, respectively. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. A strengthening of the dollar in relation to other currencies may, however, create pricing pressure. Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.

         The Company's backlog of released and firm orders was approximately $298.4 million at July 2, 2000 as compared with $89.4 million at June 27, 1999. In addition to its backlog, the Company had $22.0 million of product sold to and held by domestic distributors at July 2, 2000 as compared to $29.0 million at June 27, 1999. Generally, shipments to domestic distributors are not recognized as sales until the distributor has sold the products to its customers. The Company expects to ship virtually all of its backlog as of July 2, 2000 during fiscal 2001. The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months. Although the Company receives volume purchase orders, most such purchase orders are cancelable by the customer without significant penalty. Lead time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month. The ordering practices of many semiconductor customers has shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates in concert with the Company's lead times. Also, the Company's agreements with certain distributors provide for limited price protection. Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

         The Company's wafer fabrication facility located in Camas, Washington commenced manufacturing operations in the second half of fiscal 1997. The Camas wafer fabrication facility is used to produce six-inch diameter wafers for use in the production of the Company's devices; the Company's Milpitas wafer fabrication plant produces four-inch diameter wafers. The Company currently uses similar manufacturing processes in both its Milpitas and Camas facilities. The Company has completed construction of a new wafer fabrication facility, near its existing facilities in Milpitas. Equipment for this new six-inch wafer fabrication plant is expected to be installed by the end of the second quarter of fiscal 2001, with production of wafers to commence in the third quarter of fiscal 2001. The Company has also recently completed an addition to its Camas facility, which will allow the Camas manufacturing operation to continue to grow all of FY2001. Camas also has 35,000 square feet of building space available for future expansion. This addition doubles the current Camas wafer fabrication capacity.

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

         The Company is certified to comply with the ISO9001/9002 international quality standard. This certification covers the Company's design, manufacturing and service organizations and is an important standard especially in the European marketplace. The Company has received MIL-PRF-38535 Qualified Manufacturers Listing (QML) certification for military products from DSCC.

         Processed wafers are sent to either the Company's assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in October 1994 and services approximately two-thirds of the Company's assembly requirements for plastic packages. The Company completed an extension of approximately 75,000 square feet to the Penang facility in late fiscal 2000. Significant assembly subcontractors used by the Company are Carsem(M) Sdn, Carsem Semiconductor Sdn and Unisem(M) Sdn located in Malaysia. The Company also
maintains   domestic
assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

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

         From time to time certain materials, including silicon wafers and plastic molding compounds, have been in short supply. To date the Company has experienced no delays in obtaining raw materials which could have adversely affected production. As is typical in the industry, the Company must allow for significant lead times in delivery of its materials.

         Manufacturing of individual products, from wafer fabrication through final testing, may take from ten to sixteen weeks. Since the Company sells a wide variety of device types, and customers typically expect delivery of products within a short period of time following order, the Company maintains a substantial work-in-process and finished goods inventory.

         Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal 2001.

Patents, licenses and trademarks

         The Company has been awarded 126 United States patents, and has filed 83 additional patent applications. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

Competition

         Linear Technology competes in the high performance segment of the linear market. The Company's competitors include Analog Devices, Inc., Maxim Integrated Products, inc., Motorola, Inc., National Semiconductor Corporation and Texas Instruments, Inc. Competition among manufacturers of linear integrated circuits is intense, and certain of the Company's competitors may have significantly greater financial, technical, manufacturing and marketing resources than the Company. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. The Company believes it competes favorably with respect to these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

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

         As of July 2, 2000, the Company had 199 employees engaged in new product design at its Milpitas facility. In addition, at fiscal year end, the Company had 16 employees at its Singapore design center, 28 employees at its Boston design center, 15 employees at its Colorado design center, 7 employees at its New Hampshire design center which was opened in fiscal 1999, and 3 employees at its Raleigh design center which opened in fiscal 2000.

         For  the  fiscal  years  2000,   1999  and  1998,   the  Company  spent
approximately $78.3 million, $54.7 million and $46.2 million, respectively, on research and development.

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

Employees

         As of July 2, 2000, the Company had 2,815 employees, including 208 in marketing and sales, 578 in research, development and engineering related functions, 1,953 in manufacturing and production, and 76 in management, administration and finance. The Company's success depends upon a number of key employees, the loss of whom could adversely impact the Company. The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. In the San Jose/Silicon Valley area, where the Company's principal facilities are located, competition for such employees is intense.

         The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.


Executive Officers of the Registrant

         The executive officers of the Company, and their ages as of July 2, 2000, are as follows:

Name                            Age              Position
----                            ---              --------

Robert H. Swanson, Jr...........  61             Chairman and Chief Executive Officer
Clive B. Davies.................  57             President
Paul Chantalat..................  50             Vice President Quality and Reliability
Paul Coghlan....................  55             Vice President of Finance and Chief Financial Officer
Timothy D. Cox..................  52             Vice President of North American Sales
Robert C. Dobkin................  56             Vice President of Engineering and Chief Technical Officer
Lothar Maier....................  45             Vice President and Chief Operating Officer
Hans J. Zapf....................  60             Vice President of International Sales
Arthur F. Schneiderman..........  58             Secretary

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

Item 2.  Properties

         In Milpitas, California, the Company owns the land and a building totaling approximately 41,000 square feet used for its four-inch wafer fabrication lines and adjunct support services, and owns the land and a building totaling approximately 70,000 square feet used for its worldwide headquarters. The Company leases one other building in the same business complex: a 60,000 square foot building used primarily for circuit design activities. During fiscal 1999, the Company purchased a 96,000 square foot building near its existing facilities in Milpitas, California. This building will be converted to a new six-inch wafer fabrication plant expected to be completed during the first half of fiscal 2001, with production commencing during the third quarter of fiscal 2001. During fiscal 2000, the Company purchased the land and a 42,000 square foot building it had been leasing in its Milpitas business complex, used primarily for engineering and prototype testing of new products.

         The Company occupies a 72,000 square foot manufacturing facility in Singapore. Test and packaging operations are performed at this facility along with certain design and product distribution activity. The Company has a 30-year lease on the land where the plant is located that commenced in 1994, with an option to extend for an additional 30 years.

         In 1994, the Company opened a 55,000 square foot assembly plant in Penang, Malaysia. The Company has a 60-year lease on the land where the plant was constructed. In fiscal 1999, the Company purchased a 23,400 square foot building adjacent to its existing facility. The Company demolished the recently acquired building, and built a 75,000 square foot extension to its existing facility on the site.

         During fiscal 1996, the Company completed construction of a 60,000 square foot facility on land it owns in Camas, Washington. This facility is used to fabricate six-inch wafers. Manufacturing operations commenced at this facility in the second half of fiscal 1997. In fiscal 1999, the Company added 40,000 square feet to this facility for future expansion.

         The Company leases design facilities located in Colorado Springs, Colorado, Bedford, New Hampshire, and Raleigh, North Carolina. In fiscal 1999, the Company purchased land in the Boston metropolitan area and constructed a new 20,000 square foot sales and design center. The Company leases sales offices in the areas of Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, San Jose, Los Angeles, Irvine, London, Stockholm, Dusseldorf, Munich, Stuttgart, Paris, Tokyo, Osaka, Taipei, Seoul and Hong Kong. See Note 3 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Company's 2000 Annual Report to Shareholders.

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

         The information required by the Item is incorporated by reference to the section entitled "Quarterly Results and Stock Market Data" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 2000 Annual Report to Shareholders.

Item 6.  Selected Financial Data

         The information required by the Item is incorporated by reference to the section entitled "Selected Financial Information/Five-Year Trend" of Exhibit
13.1 to this Form 10-K which contains certain information included in the Registrant's 2000 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by the Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 2000 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The information required by the Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 2000 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

         Consolidated Financial Statements of Linear Technology at July 2, 2000 and June 27, 1999 and for each of the three years in the period ended July 2, 2000, the report of Ernst & Young LLP, independent auditors, thereon and unaudited quarterly financial data for the two year period ended July 2, 2000 are incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's 2000 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item for the Company's directors is incorporated by reference to the 2000 Proxy Statement, under the caption
"Proposal One - Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

         Incorporated by reference to the 2000 Proxy Statement, the section titled "Executive Officer Compensation."


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to the 2000 Proxy Statement, the section titled "Information Concerning Solicitation and Voting - Record Date and Voting Securities" and the section titled "Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners."

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

10.11    Agreement   to  Build  and  Lease   dated   January  8,  1986   between
         Callahan-Pentz Properties, McCarthy Six and the Registrant.(2)

10.25 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.(*)(4)

10.35    1988 Stock Option  Plan,  as amended,  form of  Incentive  Stock Option
         Agreement,   as  amended,   and  form  of  Non-statutory  Stock  Option
         Agreement, as amended.(*)(8)

10.36    Form of Indemnification Agreement.(3)

10.45 Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(6)

10.46 Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (7)

10.47 1996 Incentive Stock Option Plan, form of Incentive Stock Option Agreement and form of Nonstatutory Stock Option Agreement.(*) (9)

10.48    1996 Senior Executive Bonus Plan, as amended July 25, 2000.(*)

13.1 Certain information included in the Registrant's Annual Report to Shareholders for the fiscal year ended July 2, 2000.

21.1     Subsidiaries of Registrant.

23.1     Consent of Ernst & Young LLP, Independent Auditors. (see page 20)

24.1     Power of Attorney. (see page 17)

27.1     Financial Data Schedule for the year ended July 2, 2000


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

(9) Incorporated by reference to Exhibits 4.1 and 4.2 of the Registrant's Registration Statement on Form S-8 filed with the Commission on July 30, 1999.

                          LINEAR TECHNOLOGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Item 14(a)1)


                                                               Page Reference to
                                                                  Exhibit 13.1

Consolidated balance sheets at July 2, 2000 and June 27, 1999        E13.1-7

Consolidated statements of income for each of the three
years in the period ended July 2, 2000                               E13.1-6

Consolidated statements of shareholders' equity for each of
the three years in the period ended July 2, 2000                     E13.1-9

Consolidated statements of cash flows for each of the three
years in the period ended July 2, 2000                               E13.1-8

Notes to consolidated financial statements                           E13.1-10 to
                                                                     E13.1-15

Report of Ernst & Young LLP, independent auditors                    E13.1-16


         The Consolidated Financial Statements listed in the above index are hereby incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's Annual Report to Shareholders for the year ended July 2, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LINEAR TECHNOLOGY CORPORATION
                                  (Registrant)

                         By: /s/ Robert H. Swanson, Jr.
                         ------------------------------
                             Robert H. Swanson, Jr.
                            Chairman of the Board and
                             Chief Executive Officer
                               September 29, 2000

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


/s/ Robert H. Swanson, Jr.             /s/ Paul Coghlan
--------------------------             ----------------
Robert H. Swanson, Jr.                 Paul Coghlan
Chairman of the Board and              Vice President of Finance and Chief
Chief Executive Officer                Financial Officer (Principal Financial
(Principal Executive Officer)          Officer and Principal Accounting Officer)
September 29, 2000                     September 29, 2000

/s/ David S. Lee                       /s/ Thomas S. Volpe
----------------                       -------------------
David S. Lee                           Thomas S. Volpe
Director                               Director
September 29, 2000                     September 29, 2000

/s/ Leo T. McCarthy                    /s/ Richard M. Moley
-------------------                    --------------------
Leo T. McCarthy                        Richard M. Moley
Director                               Director
September 29, 2000                     September 29, 2000

                                                                     SCHEDULE II


                          LINEAR TECHNOLOGY CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)



                                                                   Additions
                                                  Balance at       Charged to                        Balance at
                                                  Beginning        Costs and                           End of
                                                  of Period        Expenses         Deductions(1)      Period
                                                  ---------        --------         -------------      ------
Allowance for doubtful accounts:

Year ended June 28, 1998.................             $803            $ --              $ --            $803
                                                      ====            ====              ====            ====

Year ended June 27, 1999.................             $803            $ --              $ --            $803
                                                      ====            ====              ====            ====

Year ended July 2, 2000..................             $803            $ --              $ --            $803
                                                      ====            ====              ====            ====

                                      (1) Write-offs of doubtful accounts.