Form 10-Q
period 2000-10-01
LINEAR TECHNOLOGY CORP /CA/
filed 2000-11-14
CIK 791907

FORM 1O-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

     For the quarterly period ended October 1, 2000

     [ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-14864

                          LINEAR TECHNOLOGY CORPORATION
                          -----------------------------

              (Exact name of registrant as specified in its charter)


          California                                     942778785
          ----------                                     ---------
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

     There were 316,719,990 shares of the Registrant's Common Stock issued and outstanding as of October 27, 2000.


                                                 LINEAR TECHNOLOGY CORPORATION
                                                           FORM 10-Q

                                               THREE MONTHS ENDED OCTOBER 1, 2000

                                                             INDEX

                                                                                                Page
                                                                                                ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the                         2
                      three months ended October 1, 2000 and September 26, 1999

                      Condensed Consolidated Balance Sheets at October 1, 2000                  3-4
                      and July 2, 2000

                      Condensed Consolidated  Statements of Cash Flows for the
                      three months ended October 1, 2000 and September 26, 1999                   5

                      Notes to Condensed Consolidated Financial Statements                        6

           Item 2.    Management's Discussion and Analysis of Financial                         7-9
                      Condition and Results of Operations


Part II:   Other Information

           Item 6.    Exhibits and Reports on Form 8-K                                           10

Signatures                                                                                       11


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                          LINEAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                           Three Months Ended
                                                        ------------------------
                                                        October 1, September 26,
                                                          2000          1999
                                                        --------      --------

Net sales                                               $232,141      $147,531

Cost of sales                                             55,490        37,969
                                                        --------      --------

     Gross profit                                        176,651       109,562
                                                        --------      --------

Expenses:

     Research and development                             24,747        17,885

     Selling, general and administrative                  20,419        15,515
                                                        --------      --------

                                                          45,166        33,400
                                                        --------      --------

Operating income                                         131,485        76,162

Interest income                                           14,484         8,558
                                                        --------      --------

Income before income taxes                               145,969        84,720

Provision for income taxes                                43,791        26,263
                                                        --------      --------

Net income                                              $102,178      $ 58,457
                                                        ========      ========

Basic earnings per share                                $   0.32      $   0.19
                                                        ========      ========

Shares used in the calculation of
    basic earnings per share                             315,782       307,918
                                                        ========      ========

Diluted earnings per share                              $   0.31      $   0.18
                                                        ========      ========

Shares used in the calculation of diluted
    earnings per share                                   333,321       324,740
                                                        ========      ========

Cash dividends per share                                $   0.03      $   0.02
                                                        ========      ========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)



                                                       October 1,      July 2,
                                                         2000           2000
                                                     -----------    -----------
                                                     (unaudited)      (audited)
Current assets:
     Cash and cash equivalents                       $   213,415    $   230,455
     Short-term investments                            1,060,542        945,103
     Accounts receivable, net of allowance for
       doubtful accounts of $803 ($803 at
       July 2, 2000)                                      74,812         69,326
     Inventories:
       Raw materials                                       6,139          5,201
       Work-in-process                                     8,591          8,880
       Finished goods                                      8,724          7,831
                                                     -----------    -----------

         Total inventories                                23,454         21,912

     Deferred tax assets                                  32,246         32,246
     Prepaid expenses and other current assets            15,046         11,061
                                                     -----------    -----------

         Total current assets                          1,419,515      1,310,103
                                                     -----------    -----------

Property, plant and equipment, at cost:

     Land, building and improvements                      98,925         91,670
     Manufacturing and test equipment                    274,884        234,042
     Office furniture and equipment                        3,335          3,249
                                                     -----------    -----------

                                                         377,144        328,961
     Less accumulated depreciation and
     amortization                                       (138,372)      (131,808)
                                                     -----------    -----------

     Net property, plant and equipment                   238,772        197,153
                                                     -----------    -----------

                                                     $ 1,658,287    $ 1,507,256
                                                     ===========    ===========



                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                 (In thousands)





                                                          October 1,    July 2,
                                                            2000         2000
                                                         ----------   ----------
                                                        (unaudited)    (audited)

Current liabilities:
     Accounts payable                                    $   34,028   $   16,829
     Accrued payroll and related benefits                    43,191       57,710
     Deferred income on shipments to distributors            35,288       34,488
     Income taxes payable                                    47,198       31,916
     Other accrued liabilities                               26,053       27,734
                                                         ----------   ----------

         Total current liabilities                          185,758      168,677

Deferred tax liabilities                                     16,382       16,382

Shareholders' equity:
     Common stock, no par value, 480,000
         shares authorized; 316,588
         shares issued and outstanding at
         October 1, 2000 (315,167 shares
         at July 2, 2000)                                   508,704      467,474
      Retained earnings                                     947,443      854,723
                                                         ----------   ----------

         Total shareholders' equity                       1,456,147    1,322,197
                                                         ----------   ----------

                                                         $1,658,287   $1,507,256
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

                                                                                                         Three Months Ended
                                                                                                  ---------------------------------
                                                                                                  October 1,           September 26,
                                                                                                     2000                   1999
                                                                                                   ---------              ---------
Cash flow from operating activities:
     Net income                                                                                    $ 102,178              $  58,457
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                                                   6,564                  5,926
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                                   (5,487)                (7,069)
         Decrease (increase) in inventories                                                           (1,542)                  (899)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                                                  (3,984)                 1,072
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                                                  16,281                 14,037
         Tax benefit from stock option transactions                                                   27,871                  8,845
         Increase (decrease) in deferred income                                                          800                  3,802
                                                                                                   ---------              ---------
     Cash provided by operating activities                                                           142,681                 84,171
                                                                                                   ---------              ---------

Cash flow from investing activities:
     Purchase of short-term investments                                                             (380,257)              (189,353)
     Proceeds from sales and maturities of short-term
     investments                                                                                     264,818                 78,531
     Purchase of property, plant and equipment                                                       (48,183)                (9,615)
                                                                                                   ---------              ---------
     Cash used in investing activities                                                              (163,622)              (120,437)
                                                                                                   ---------              ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock plans                                              13,359                  6,019
     Payment of cash dividends                                                                        (9,458)                (6,151)
                                                                                                   ---------              ---------
     Cash provided by (used in) financing activities                                                   3,901                   (132)
                                                                                                   ---------              ---------

Increase (decrease) in cash and cash equivalents                                                     (17,040)               (36,398)

Cash and cash equivalents, beginning of period                                                       230,455                154,220
                                                                                                   ---------              ---------

Cash and cash equivalents, end of period                                                           $ 213,415              $ 117,822
                                                                                                   =========              =========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                                       $     627              $   2,921
                                                                                                   =========              =========



                                                     See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended October 1, 2000 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 2, 2000 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at July 2, 2000 has been derived from audited financial statements as of that date. There were no material differences between comprehensive income and net income for all periods presented. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 2001 is a 52 week year. Fiscal 2000 was a 53 week year; the extra week was in the second quarter ended January 2, 2000.

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

                                                           Three Months Ended
                                                       -------------------------
                                                       October 1,  September 26,
                                                          2000        1999
                                                         --------    --------

Numerator - Net income                                   $102,178    $ 58,457
                                                         --------    --------

Denominator for basic earnings per share - weighted
average shares                                            315,782     307,918

Effect of dilutive securities - employee stock
options                                                    17,539      16,822
                                                         --------    --------

Denominator for diluted earnings per share                333,321     324,740
                                                         --------    --------

Basic earnings per share                                 $   0.32    $   0.19
                                                         ========    ========

Diluted earnings per share                               $   0.31    $   0.18
                                                         ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three months ended October 1, 2000 and September 26, 1999 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim period ended October 1, 2000 to the corresponding period from the prior fiscal year:

                                                     Three Months Ended
                                         ---------------------------------------
                                         October 1,    September 26,
                                            2000            1999       Increase
                                           -----           -----       --------
Net sales                                  100.0%          100.0%        57%
Cost of sales                               23.9            25.7         46
                                           -----           -----
    Gross profit                            76.1            74.3         61
                                           -----           -----

Expenses:
    Research and development                10.7            12.1         38
    Selling, general and administrative      8.8            10.6         32
                                           -----           -----
                                            19.5            22.7         35
                                           -----           -----
Operating income                            56.6            51.6         73
Interest income                              6.3             5.8         69
                                           -----           -----
Income before income taxes                  62.9%           57.4%        72
                                           =====            ====

Effective tax rates                         30.0%           31.0%
                                           =====            ====


         Net sales for the quarter ended October 1, 2000 were a record $232.1 million, an increase of $84.6 million or 57% over net sales for the same quarter of the previous year. This increase was due to higher unit shipments, while the average selling price declined slightly. Sales increased in all geographic areas, mainly in the United States, followed by the rest of world, which is primarily Asia excluding Japan, then Japan and Europe. International and domestic sales for the first quarter of fiscal 2001 were both approximately 50% of net sales. International geographies as a percent of worldwide net sales were rest of world 22%, Europe 17% and Japan 11%. Relative to end-market applications, sales increased significantly over the prior year's quarter in each of the Company's three major end markets: communications, computer and industrial, with communications showing the most growth particularly in the networking area, fueled by growth in internet infrastructure products.

         Gross profit increased $67.1 million or 61% in the first quarter of fiscal 2001 over the corresponding period in fiscal 2000. The improvement in gross profit as a percentage of net sales was primarily due to the favorable effect of fixed costs allocated across a higher sales base and improved manufacturing efficiencies and yields achieved at the Company's fabrication, assembly and test facilities.

         Research and development ("R&D") expenses increased by $6.9 million or 38% for the first quarter of fiscal 2001, as compared to the same period in fiscal 2000. The increase in R&D expense compared to the prior year period was due to increases in staffing levels of design and test engineering personnel which resulted in higher compensation costs, and increased profit sharing costs attributable to the record sales and profitability. Mask development and new product testing costs also contributed to the increase.

         Selling, general and administrative expenses ("SG&A") increased by $4.9 million or 32% for the first quarter of fiscal 2001, as compared to the same period in fiscal 2000. The increase in SG&A expenses compared to the prior year period was due to an increase in staffing levels to support the increased sales volume, higher profit sharing costs, communications expenses, mainly advertising, and higher commissions resulting from the increase in sales.

         Interest income was $14.5 million for the first quarter of fiscal 2001, an increase of $5.9 million over the corresponding period of fiscal 2000. The increase in interest income resulted from a significant increase in the cash and investment balances and a higher rate of interest.

         The Company's effective tax rate for the first quarter of fiscal 2001 was 30.0%, down from 31.0% in fiscal 2000. The lower tax rate was primarily due to increased business activity in foreign jurisdictions with lower tax rates and an increase in tax-exempt interest income.

         Cash paid for income taxes in the first quarter of fiscal 2001 was lower than the corresponding period of the prior fiscal year due to the increased tax benefit received from employee stock option transactions.

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

         Management of the Company believes the long-term prospects for the business are excellent and the Company continues to invest in the plant infrastructure and technical talent to maximize its opportunities. For the ninth consecutive quarter the Company had a book to bill ratio above one, and continues to experience strong bookings across all end-market applications and geographic regions. In order to meet the growing customer demand, the Company has constructed a new wafer fabrication plant and is currently finalizing the installation of equipment and testing the fabrication process. Output from this plant will begin to supply product for customers in the March quarter and will increase capacity in the succeeding quarters. While the Company is increasing capacity to meet its strong business level, its lead times are remaining at roughly 12 weeks or one quarter. Consequently the Company is less dependent now than in previous quarters on orders that book and ship in the same quarter. In summary, given the strong bookings profile of recent quarters and the acceptance of new products at customers, the Company currently expects to grow sales in the near-term in the eight to ten percent range sequentially over the quarter just reported. The Company expects that its profitability as a percentage of sales will be generally unchanged during this period.

         Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. New product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability. Furthermore, the Company's headquarters and a portion of its manufacturing facilities and research and development activities and certain other critical business operations are located near major earthquake fault lines. Consequently the Company could be adversely affected in the event of a major earthquake.

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

Liquidity and Capital Resources

         At October 1, 2000, cash, cash equivalents and short-term investments totaled $1,274.0 million, and working capital was $1,233.8 million.

         During the first three months of fiscal 2001, the Company generated $142.7 million of cash from operating activities. Additionally, the Company generated $13.4 million in proceeds from common stock issued under employee stock plans.

         During the first three months of fiscal 2001, significant cash expenditures included net purchases of short-term investments of $115.4 million and $48.2 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication, assembly and test facilities. The Company also paid $9.5 million for cash dividends to shareholders representing $0.03 per share per quarter. The payment of future dividends will be based on quarterly financial performance.

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

PART II.      OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

               a)    Exhibits

                     27.1 Financial  Data  Schedule  for the three  months ended
                          October 1, 2000

               b)    Reports on Form 8-K

                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LINEAR TECHNOLOGY CORPORATION

DATE:   November 14, 2000              BY    /s/Paul Coghlan
                                             -----------------------------------
                                             Paul Coghlan
                                             Vice President, Finance &
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)