Form 10-Q
period 2000-12-31
LINEAR TECHNOLOGY CORP /CA/
filed 2001-02-14
CIK 791907

LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2000


                                      INDEX


                                                                            Page
                                                                            ----
Part I:  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Statements of Income for the         2
                 three and six months ended December 31, 2000 and January 2, 2000

                 Condensed Consolidated Balance Sheets at                  3-4
                 December 31, 2000 and July 2, 2000

                 Condensed Consolidated Statements of Cash Flows for the     5
                 six months ended December 31, 2000 and January 2, 2000

                 Notes to Condensed Consolidated Financial Statements        6

         Item 2. Management's Discussion and Analysis of Financial         7-9
                 Condition and Results of Operations


Part II: Other Information

         Item 4. Submission of Matters to a Vote of Security Holders        10

         Item 6. Exhibits and Reports on Form 8-K                           11

Signatures                                                                  12

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                                    LINEAR TECHNOLOGY CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except per share amounts)
                                                             (unaudited)

                                                                       Three Months Ended                  Six Months Ended
                                                                   --------------------------          --------------------------
                                                                  December 31,       January 2,       December 31,       January 2,
                                                                     2000              2000              2000              2000
                                                                   --------          --------          --------          --------
Net sales                                                          $258,450          $162,294          $490,591          $309,825

Cost of sales                                                        61,132            41,538           116,622            79,507
                                                                   --------          --------          --------          --------

     Gross profit                                                   197,318           120,756           373,969           230,318
                                                                   --------          --------          --------          --------

Expenses:

     Research and development                                        25,487            18,757            50,234            36,642

     Selling, general and administrative                             24,503            18,169            44,922            33,684
                                                                   --------          --------          --------          --------

                                                                     49,990            36,926            95,156            70,326
                                                                   --------          --------          --------          --------

Operating income                                                    147,328            83,830           278,813           159,992

Interest income                                                      16,612            10,304            31,096            18,862
                                                                   --------          --------          --------          --------

Income before income taxes                                          163,940            94,134           309,909           178,854

Provision for income taxes                                           49,182            29,183            92,973            55,446
                                                                   --------          --------          --------          --------

Net income                                                         $114,758          $ 64,951          $216,936          $123,408
                                                                   ========          ========          ========          ========

Basic earnings per share                                           $   0.36          $   0.21          $   0.69          $   0.40
                                                                   ========          ========          ========          ========

Shares used in the calculation
    of basic earnings per share                                     316,478           309,744           316,130           308,832
                                                                   ========          ========          ========          ========

Diluted earnings per share                                         $   0.34          $   0.20          $   0.65          $   0.38
                                                                   ========          ========          ========          ========

Shares used in the calculation of diluted
    earnings per share                                              332,945           326,046           333,133           325,394
                                                                   ========          ========          ========          ========

Cash dividends per share                                           $   0.03          $   0.02          $   0.06          $   0.04
                                                                   ========          ========          ========          ========

                                                       See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)


                                                      December 31,    July 2,
                                                         2000          2000
                                                     -----------    -----------
                                                     (unaudited)      (audited)

Current assets:
     Cash and cash equivalents                       $   301,079    $   230,455
     Short-term investments                            1,044,566        945,103
     Accounts receivable, net of allowance for
       doubtful accounts of $803 ($803 at
       July 2, 2000)                                     100,892         69,326
     Inventories:
       Raw materials                                       5,711          5,201
       Work-in-process                                    10,637          8,880
       Finished goods                                      5,571          7,831
                                                     -----------    -----------

         Total inventories                                21,919         21,912

     Deferred tax assets                                  32,246         32,246
     Prepaid expenses and other current assets            22,045         11,061
                                                     -----------    -----------

         Total current assets                          1,522,747      1,310,103
                                                     -----------    -----------

Property, plant and equipment, at cost:
     Land, building and improvements                     124,098         91,670
     Manufacturing and test equipment                    288,466        234,042
     Office furniture and equipment                        3,343          3,249
                                                     -----------    -----------

                                                         415,907        328,961
     Less accumulated depreciation and
     amortization                                       (146,564)      (131,808)
                                                     -----------    -----------

     Net property, plant and equipment                   269,343        197,153
                                                     -----------    -----------

                                                     $ 1,792,090    $ 1,507,256
                                                     ===========    ===========

                             See accompanying notes

                                                    LINEAR TECHNOLOGY CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 LIABILITIES & SHAREHOLDERS' EQUITY
                                                           (In thousands)


                                                                                                  December 31,             July 2,
                                                                                                      2000                   2000
                                                                                                   ----------             ----------
                                                                                                   (unaudited)             (audited)
Current liabilities:
     Accounts payable                                                                              $   18,874             $   16,829
     Accrued payroll and related benefits                                                              72,944                 57,710
     Deferred income on shipments to distributors                                                      46,590                 34,488
     Income taxes payable                                                                              83,494                 31,916
     Other accrued liabilities                                                                         29,694                 27,734
                                                                                                   ----------             ----------

         Total current liabilities                                                                    251,596                168,677

Deferred tax liabilities                                                                               16,382                 16,382

Shareholders' equity:
     Common stock, $0.001 par value per share,
         2,000,000 shares authorized; 316,030
         shares issued and outstanding at
         December 31, 2000 (315,167 shares
         at July 2, 2000)                                                                             521,942                467,474
      Retained earnings                                                                             1,002,170                854,723
                                                                                                   ----------             ----------

         Total shareholders' equity                                                                 1,524,112              1,322,197
                                                                                                   ----------             ----------

                                                                                                   $1,792,090             $1,507,256
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

                                                                                                         Six Months Ended
                                                                                                   --------------------------------
                                                                                                 December 31,            January 2,
                                                                                                     2000                   2000
                                                                                                   ---------              ---------
Cash flow from operating activities:
     Net income                                                                                    $ 216,936              $ 123,408
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                                                  14,756                 12,020
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                                  (31,567)                (6,921)
         Decrease (increase) in inventories                                                               (7)                (2,651)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                                                 (10,983)                 3,439
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                                                  70,817                  6,605
         Tax benefit from stock option transactions                                                   36,040                 34,997
         Increase (decrease) in deferred income                                                       12,102                  7,227
                                                                                                   ---------              ---------

     Cash provided by operating activities                                                           308,094                178,124
                                                                                                   ---------              ---------

Cash flow from investing activities:
     Purchase of short-term investments                                                             (751,323)              (296,354)
     Proceeds from sales and maturities of short-term
       investments                                                                                   651,860                159,628
     Purchase of property, plant and equipment                                                       (86,946)               (23,861)
                                                                                                   ---------              ---------
     Cash used in investing activities                                                              (186,409)              (160,587)
                                                                                                   ---------              ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock plans                                              20,195                 24,927
     Purchase of common stock                                                                        (52,297)                  --
     Payment of cash dividends                                                                       (18,959)               (12,323)
                                                                                                   ---------              ---------
     Cash provided by (used) in financing activities                                                 (51,061)                12,604
                                                                                                   ---------              ---------

Increase (decrease) in cash and cash equivalents                                                      70,624                 30,141

Cash and cash equivalents, beginning of period                                                       230,455                154,220
                                                                                                   ---------              ---------

Cash and cash equivalents, end of period                                                           $ 301,079              $ 184,361
                                                                                                   =========              =========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                                       $   5,458              $  31,647
                                                                                                   =========              =========

                                                       See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months and six months ended December 31, 2000 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 2, 2000 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at July 2, 2000 has been derived from audited financial statements as of that date. There were no material differences between comprehensive income and net income for all periods presented. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 2001 consists of 52 weeks, compared to 53 weeks for fiscal 2000. The three months ended December 31, 2000 consists of thirteen weeks, as compared to fourteen weeks for the three months ended January 2, 2000.

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

                                                                       Three Months Ended                     Six Months Ended
                                                                   ---------------------------           ---------------------------
                                                                 December 31,        January 2,        December 31,       January 2,
                                                                     2000               2000               2000               2000
                                                                   --------           --------           --------           --------
Numerator - Net income                                             $114,758           $ 64,951           $216,936           $123,408
                                                                   --------           --------           --------           --------

Denominator for basic earnings
per share - weighted average
shares                                                              316,478            309,744            316,130            308,832

Effect of dilutive securities -
employee stock options                                               16,467             16,302             17,003             16,562
                                                                   --------           --------           --------           --------

Denominator for diluted
earnings per share                                                  332,945            326,046            333,133            325,394
                                                                   --------           --------           --------           --------

Basic earnings per share                                           $   0.36           $   0.21           $   0.69           $   0.40
                                                                   ========           ========           ========           ========

Diluted earnings per share                                         $   0.34           $   0.20           $   0.65           $   0.38
                                                                   ========           ========           ========           ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The table below states the income statement items for the three and six months ended December 31, 2000 and January 2, 2000 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended December 31, 2000 to the corresponding periods from the prior fiscal year:

                                                 Three Months Ended                                   Six Months Ended
                                 ---------------------------------------------------    --------------------------------------------
                                   December 31,         January 2,      Increase/         December 31,      January 2,    Increase/
                                       2000                2000         (Decrease)           2000              2000       (Decrease)
                                      ------              ------                            ------            ------
Net sales                              100.0%              100.0%           59%              100.0%            100.0%        58%
Cost of sales                           23.7                25.6            47                23.8              25.7         47
                                      ------              ------                            ------            ------
    Gross profit                        76.3                74.4            63                76.2              74.3         62
                                      ------              ------                            ------            ------

Expenses:
    Research & development               9.9                11.6            36                10.2              11.8         37
    Selling, general &
       administrative                    9.4                11.2            35                 9.2              10.9         33
                                       -----              ------                             -----            ------
                                        19.3                22.8            35                19.4              22.7         35
                                      ------              ------                            ------            ------
Operating income                        57.0                51.6            76                56.8              51.6         74
Interest income                          6.4                 6.4            61                 6.4               6.1         65
                                     -------             -------                           -------           -------
Income before income taxes              63.4%               58.0%           74                63.2%             57.7%        73
                                      ======              ======                            ======            ======

Effective tax rates                     30.0%               31.0%                             30.0%             31.0%
                                      ======              ======                            ======            ======

     Net sales for the quarter ended December 31, 2000 were a record $258.5 million, an increase of $96.2 million or 59% over net sales for the same quarter of the previous year. This increase was due to higher unit shipments and an increase in the average selling price. Sales increased in all major geographic areas, with the United States leading Japan, rest of world which is primarily Asia, and Europe. Sales in the United Sates for the second quarter of fiscal 2001 were 52% of net sales compared with 43% of net sales in the same period of fiscal 2000. Relative to end-market applications, sales increased over the prior year's quarter in each of the Company's three major end-markets, with most of the growth occurring in communications followed by industrial and computer.

     Net sales for the six months ended December 31, 2000 increased $180.8 million or 58% over net sales for the same period of the previous year. This increase was due primarily to higher unit shipments while the average selling price declined slightly. Sales increased in all geographic areas, particularly the United States, and in all major end-market applications, led strongly by communications.

     Gross profit increased $76.6 million or 63% and $143.6 million or 62% for the second quarter and first six months of fiscal 2001 over the corresponding periods in fiscal 2000. The improvement in gross profit as a percentage of net sales was primarily due to the favorable effect of fixed costs allocated across a higher sales base, improved manufacturing efficiencies and yields achieved at the Company's fabrication, assembly and test facilities, partially offset by costs associated with the startup of our new fabrication plant.

     Research and development ("R&D") expenses increased by $6.7 million or 36% and $13.6 million or 37% for the second quarter and first six months of fiscal 2001, respectively, as compared to the same periods in fiscal 2000. The increases in R&D expenses compared to the prior year periods were mainly due to a significant increase in staffing levels of design engineering personnel which resulted in higher compensation costs, increased profit sharing costs driven by the increases in sales and profitability, and development costs in new product areas.

     Selling, general and administrative expenses ("SG&A") increased by $6.3 million or 35% and $11.2 million or 33% for the second quarter and first six months of fiscal 2001, respectively, as compared to the same periods in fiscal 2000. The increases in SG&A expenses compared to the prior year periods were due primarily to an increase in staffing levels to support the increased sales volume, higher profit sharing costs, higher commissions resulting from the increase in sales and higher legal costs related to patent protection and infringement.

     In the second quarter of the prior fiscal year there was an extra week of labor and other costs. Every seven years the Company has an extra week in its fiscal year since its fiscal calendar always ends on a Sunday. The impact of the additional costs in the second quarter of the prior fiscal year was more than offset by the aforementioned staffing, profit sharing and legal expense increases in the second quarter of the current fiscal year.

     Interest income was $16.6 million and $31.1 million for the second quarter and first six months of fiscal 2001, an increase of $6.3 million and $12.2 million respectively, over the corresponding periods of fiscal 2000. The increase in interest income resulted from an increase in cash, cash equivalents and short-term investments over this period, as well as an increase in the average interest rate versus the comparable periods of the prior fiscal year.

     The Company's effective tax rate for the second quarter and the first six months of fiscal 2001 was 30.0%, down from 31.0% in fiscal 2000. The lower tax rate was primarily due to increased business activity in foreign jurisdictions with lower tax rates, an increase in tax-exempt interest income, the R & D credit and the Company's foreign sales corporation.

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

     Management of the Company believes the long-term prospects for the business are excellent and the Company continues to invest in the plant infrastructure and technical talent to maximize its opportunities. In the short-term the Company, as with other semiconductor companies, has seen a slowdown in net bookings from the very robust levels experienced in previous quarters. The slowdown this quarter has been across all geographic areas and in two of its three principal end-markets, communications and computer, whereas activity in industrial increased slightly. Although gross bookings in this quarter exceeded net billings, cancellations of some bookings from previous quarters caused net bookings to be slightly less than net billings. This situation of less bookings than billings may continue as customers adjust their ordering to reflect shortening lead times from semiconductor manufacturers. Nevertheless, the Company's backlog continues to be strong, demand for product in the near term appears to be firm and the diversity of products, end-markets and customers remains positive. Consequently, the Company currently estimates that it will grow sales sequentially in the 8%-10% range for the March quarter. The Company also expects that its profitability as a percentage of sales will be generally unchanged during this period. The Company has finalized the construction and fit up of a new wafer fabrication plant that will begin shipping product in the upcoming March quarter and will serve to increase capacity in succeeding quarters.

     Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. New product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability. Furthermore, the Company's headquarters and a portion of its manufacturing facilities and research and development activities and certain other critical business operations are located near major earthquake fault lines in California. Consequently the Company could be adversely affected in the event of a major earthquake. In addition, California is currently experiencing the threat of interruption in the availability of electricity. To date the impact on the Company has been negligible. However, electricity is a critical resource to the Company without which its products could not be manufactured. In the three and six month periods ended December 31, 2000, electricity costs represented less than 1% of sales.

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

Liquidity and Capital Resources

     At December 31, 2000, cash, cash equivalents and short-term investments totaled $1,345.6 million, and working capital was $1,271.2 million.

     During the first six months of fiscal 2001, the Company generated $308.1 million of cash from operating activities. Additionally, the Company generated $20.2 million in proceeds from common stock issued under employee stock option and stock purchase plans.

     During the first six months of fiscal 2001, significant cash expenditures included net purchases of short-term investments of $99.5 million, and $86.9 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication, assembly and test facilities, and additional property in Camas, Washington for future plant expansion. The Company also paid $52.3 million to repurchase 1.1 million shares of its common stock, and $18.9 million for cash dividends to shareholders representing $0.03 per share per quarter. The payment of future dividends will be based on quarterly financial performance.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of the Company, held on November 8, 2000, in Milpitas, California, the shareholders elected members of the Company's Board of Directors, ratified the Company's proposal to appoint Ernst & Young LLP as independent auditors, approved a change in the Company's state of incorporation from California to Delaware by means of a merger of the Company with and into a wholly-owned subsidiary of the Company; approved an increase in the number of authorized shares of common stock of the Company from 480,000,000 to 2,000,000,000; and approved an amendment to the 1996 Senior Executive Bonus Plan.

The vote for nominated directors was as follows:

NOMINEE                                     FOR                   WITHHELD
-------                                     ---                   --------
Robert H. Swanson, Jr.                  282,456,947              4,045,225
David S. Lee                            282,451,072              4,051,100
Thomas S. Volpe                         282,450,801              4,051,371
Leo T. McCarthy                         282,449,702              4,052,470
Richard M. Moley                        282,451,043              4,051,129


The vote to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal 2001 was as follows:

       FOR                          AGAINST                        ABSTAIN
       ---                          -------                        -------

   285,740,525                      66,894                         694,753


The vote to approve a change in the Company's state of incorporation from California to Delaware was as follows:

      FOR                 AGAINST               ABSTAIN         BROKER NON-VOTE
      ---                 -------               -------         ---------------

  221,725,517            31,552,682             669,153           32,554,820


The vote to approve an increase in the number of authorized shares of common stock of the Company was as follows:

      FOR                 AGAINST               ABSTAIN         BROKER NON-VOTE
      ---                 -------               -------         ---------------

  167,829,164            85,597,627             670,817            32,404,564


The vote to make certain amendments to the 1996 Senior Executive Bonus Plan was as follows:

      FOR                 AGAINST               ABSTAIN         BROKER NON-VOTE
      ---                 -------               -------         ---------------

  281,689,484            3,856,812             1,106,137           150,261

Item 6.Exhibits and Reports on Form 8-K

a)       Exhibits

         None

b)       Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 LINEAR TECHNOLOGY CORPORATION

DATE:  February 13, 2001                         BY /s/Paul Coghlan
                                                    ----------------------------
                                                    Paul Coghlan
                                                    Vice President, Finance &
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)