Form 10-Q
period 2001-04-01
LINEAR TECHNOLOGY CORP /CA/
filed 2001-05-15
CIK 791907

LINEAR TECHNOLOGY CORPORATION
                                                     FORM 10-Q
                                     THREE AND NINE MONTHS ENDED APRIL 1, 2001




                                                  INDEX



                                                                                               Page
                                                                                               ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the                         2
                      three and nine months ended April 1, 2001 and
                      April 2, 2000

                      Condensed Consolidated Balance Sheets at April 1, 2001                    3-4
                      and July 2, 2000

                      Condensed Consolidated Statements of Cash Flows for the                     5
                      nine months ended April 1, 2001 and April 2, 2000

                      Notes to Condensed Consolidated Financial Statements                        6

           Item 2.    Management's Discussion and Analysis of Financial                         7-9
                      Condition and Results of Operations


Part II:   Other Information


           Item 6.    Exhibits and Reports on Form 8-K                                           10

Signatures                                                                                       11

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                    LINEAR TECHNOLOGY CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except per share amounts)
                                                             (unaudited)


                                                                          Three Months Ended                   Nine Months Ended
                                                                      --------------------------          --------------------------
                                                                      April 1,          April 2,          April 1,          April 2,
                                                                        2001              2000              2001             2000
                                                                      --------          --------          --------          --------

Net sales                                                             $282,021          $185,075          $772,612          $494,900

Cost of sales                                                           65,192            47,435           181,814           126,942
                                                                      --------          --------          --------          --------

     Gross profit                                                      216,829           137,640           590,798           367,958
                                                                      --------          --------          --------          --------

Expenses:

     Research and development                                           28,532            19,435            78,766            56,077

     Selling, general and administrative                                25,460            19,394            70,382            53,078
                                                                      --------          --------          --------          --------

                                                                        53,992            38,829           149,148           109,155
                                                                      --------          --------          --------          --------

Operating income                                                       162,837            98,811           441,650           258,803

Interest income                                                         16,738            11,141            47,834            30,003
                                                                      --------          --------          --------          --------

Income before income taxes                                             179,575           109,952           489,484           288,806

Provision for income taxes                                              53,872            34,085           146,845            89,531
                                                                      --------          --------          --------          --------

Net income                                                            $125,703          $ 75,867          $342,639          $199,275
                                                                      ========          ========          ========          ========

Basic earnings per share                                              $   0.40          $   0.24          $   1.08          $   0.64
                                                                                        ========          ========          ========

Shares used in the calculation
    of basic earnings per share                                        317,098           312,119           316,453           309,927
                                                                      ========          ========          ========          ========

Diluted earnings per share                                            $   0.38          $   0.23          $   1.03          $   0.61
                                                                      ========          ========          ========          ========

Shares used in the calculation of diluted
    earnings per share                                                 331,801           329,536           332,689           326,774
                                                                      ========          ========          ========          ========

Cash dividends per share                                              $   0.04          $   0.02          $   0.10          $   0.06
                                                                      ========          ========          ========          ========

                                                       See accompanying notes


                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)



                                                      April 1,        July 2,
                                                        2001            2000
                                                     -----------    -----------
                                                     (unaudited)      (audited)

Current assets:
     Cash and cash equivalents                       $   338,491    $   230,455
     Short-term investments                            1,090,943        945,103
     Accounts receivable, net of allowance for
       doubtful accounts of $803 ($803 at
       July 2, 2000)                                     120,918         69,326
     Inventories:
       Raw materials                                       7,069          5,201
       Work-in-process                                    11,392          8,880
       Finished goods                                      4,509          7,831
                                                     -----------    -----------

         Total inventories                                22,970         21,912

     Deferred tax assets                                  32,246         32,246
     Prepaid expenses and other current assets            20,741         11,061
                                                     -----------    -----------

         Total current assets                          1,626,309      1,310,103
                                                     -----------    -----------

Property, plant and equipment, at cost:
     Land, building and improvements                     129,976         91,670
     Manufacturing and test equipment                    300,789        234,042
     Office furniture and equipment                        3,343          3,249
                                                     -----------    -----------

                                                         434,108        328,961
     Less accumulated depreciation and
     amortization                                       (157,183)      (131,808)
                                                     -----------    -----------

     Net property, plant and equipment                   276,925        197,153
                                                     -----------    -----------

                                                     $ 1,903,234    $ 1,507,256
                                                     ===========    ===========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                           April 1,     July 2,
                                                             2001         2000
                                                         ----------   ----------
                                                         (unaudited)   (audited)

Current liabilities:
     Accounts payable                                    $   14,278   $   16,829
     Accrued payroll and related benefits                    50,251       57,710
     Deferred income on shipments to distributors            51,836       34,488
     Income taxes payable                                    53,342       31,916
     Other accrued liabilities                               32,000       27,734
                                                         ----------   ----------

         Total current liabilities                          201,707      168,677

Deferred tax liabilities                                     16,382       16,382

Shareholders' equity:
     Common stock, $0.001 par value per share,
         2,000,000 shares authorized; 317,779
         shares issued and outstanding at
         April 1, 2001 (315,167 shares
         at July 2, 2000)                                   577,270      467,474
      Retained earnings                                   1,107,875      854,723
                                                         ----------   ----------

         Total shareholders' equity                       1,685,145    1,322,197
                                                         ----------   ----------

                                                         $1,903,234   $1,507,256
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

                                                                                                        Nine Months Ended
                                                                                                ------------------------------------
                                                                                                  April 1,                April 2,
                                                                                                    2001                    2000
                                                                                                -----------             -----------
Cash flow from operating activities:
     Net income                                                                                 $   342,639             $   199,275
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                                                 25,375                  18,351
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                                 (51,593)                (12,059)
         Decrease (increase) in inventories                                                          (1,058)                 (4,304)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                                                 (9,678)                 (1,230)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                                                 15,681                   4,080
         Tax benefit from stock option transactions                                                  73,080                  65,640
         Increase (decrease) in deferred income                                                      17,348                   5,067
           Increase (decrease) in deferred tax liabilities                                             --                      (475)
                                                                                                -----------             -----------
     Cash provided by operating activities                                                          411,794                 274,345
                                                                                                -----------             -----------

Cash flow from investing activities:
     Purchase of short-term investments                                                          (1,216,810)               (469,608)
     Proceeds from sales and maturities of short-term
     investments                                                                                  1,070,970                 229,710
     Purchase of property, plant and equipment                                                     (105,147)                (53,412)
                                                                                                -----------             -----------
     Cash used in investing activities                                                             (250,987)               (293,310)
                                                                                                -----------             -----------

Cash flow from financing activities:
     Issuance of common stock under employee stock plans                                             38,937                  38,276
     Purchase of common stock                                                                       (63,259)                   --
     Payment of cash dividends                                                                      (28,449)                (18,549)
                                                                                                -----------             -----------
     Cash (used in) provided by financing activities                                                (52,771)                 19,727
                                                                                                -----------             -----------

Increase (decrease) in cash and cash equivalents                                                    108,036                     762

Cash and cash equivalents, beginning of period                                                      230,455                 154,220
                                                                                                -----------             -----------

Cash and cash equivalents, end of period                                                        $   338,491             $   154,982
                                                                                                ===========             ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                                    $    52,112             $    32,179
                                                                                                ===========             ===========


                                              See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months and nine months ended April 1, 2001 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 2, 2000 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at July 2, 2000 has been derived from audited financial statements as of that date. There were no material differences between comprehensive income and net income for all periods presented. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal 2001 will consist of 52 weeks, compared to 53 weeks for fiscal 2000.

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

                                                                          Three Months Ended                   Nine Months Ended
                                                                   ----------------------------          ---------------------------
                                                                   April 1,           April 2,           April 1,           April 2,
                                                                     2001               2000               2001               2000
                                                                   --------           --------           --------           --------
Numerator - Net income                                             $125,703           $ 75,867           $342,639           $199,275
                                                                   --------           --------           --------           --------

Denominator for basic earnings
per share - weighted average
shares                                                              317,098            312,119            316,453            309,927

Effect of dilutive securities -
employee stock options                                               14,703             17,417             16,236             16,847
                                                                   --------           --------           --------           --------

Denominator for diluted
earnings per share                                                  331,801            329,536            332,689            326,774
                                                                   --------           --------           --------           --------

Basic earnings per share                                           $   0.40           $   0.24           $   1.08           $   0.64
                                                                   ========           ========           ========           ========

Diluted earnings per share                                         $   0.38           $   0.23           $   1.03           $   0.61
                                                                   ========           ========           ========           ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three and nine months ended April 1, 2001 and April 2, 2000 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended April 1, 2001 to the corresponding periods from the prior fiscal year:


                                                 Three Months Ended                                  Nine Months Ended
                                 ---------------------------------------------------    --------------------------------------------
                                    April 1,         April 2,           Increase/          April 1,        April 2,      Increase/
                                      2001               2000          (Decrease)            2001            2000       (Decrease)

Net sales                              100.0%              100.0%           52%              100.0%           100.0%         56%
Cost of sales                           23.1                25.6            37                23.5             25.7          43
                                      ------              ------                             ------          ------
    Gross profit                        76.9                74.4            58                76.5             74.3          61
                                      ------              ------                            ------           ------

Expenses:
    Research & development              10.1                10.5            47                10.2             11.3          40
    Selling, general &
       administrative                    9.0                10.5            31                 9.1             10.7          33
                                      ------              ------                             ------          ------
                                        19.1                21.0            39                19.3             22.1          37
                                      ------              ------                             ------          ------
Operating income                        57.7                53.4            65                57.2             52.3          71
Interest income                          5.9                 6.0            50                 6.2              6.1          59
                                      ------              ------                             ------          ------
Income before income taxes              63.7%               59.4%           63                63.4%            58.4%         69
                                      ======              ======                            ======           ======

Effective tax rates                     30.0%               31.0%                             30.0%            31.0%
                                      ======              ======                            ======           ======


         Net sales for the quarter ended April 1, 2001 were a record $282.0 million, an increase of $96.9 million or 52% over net sales for the same quarter of the previous year. Although the average selling price increased slightly, the principal cause for this increase was higher unit shipments. Sales increased in all major geographic areas, with the USA and international remaining their same percentage of sales at 45% and 55% respectively as in the prior year. Within international, Europe was 25% of sales, Japan 14%, and other geographical areas primarily the rest of Asia 16%. Relative to end-market applications, sales increased significantly over the prior year's quarter in each of the Company's three major end markets, with the most growth occurring in communications, followed by industrial and computer.

         Net sales for the nine months ended April 1, 2001 increased $277.7 million or 56% over net sales for the same period of the previous year. This increase was due to higher unit shipments, as the average selling price was largely unchanged. Sales increased in all geographic areas and in all major end markets, led by communications.

         Gross profit increased $79.2 million or 58% and $222.8 million or 61% for the third quarter and first nine months of fiscal 2001, respectively, over the corresponding periods in fiscal 2000. The improvement in gross profit as a percentage of net sales was due to the favorable effect of fixed costs allocated across a higher sales base and improved manufacturing efficiencies and yields achieved at the Company's fabrication, assembly and test facilities, partially offset by costs associated with the start-up of the new wafer fabrication plant in Milpitas.

         Research and development ("R&D") expenses increased by $9.1 million or 47% and $22.7 million or 40% for the third quarter and first nine months of fiscal 2001, respectively, as compared to the same periods in fiscal 2000. The increases in R&D expenses compared to the prior year periods were due to increases in staffing levels of design engineering personnel, which resulted in higher compensation costs; increased profit sharing costs driven by the increases in sales and profitability; and development costs in new product areas.

         Selling, general and administrative expenses ("SG&A") increased by $6.1 million or 31% and $17.3 million or 33% for the third quarter and first nine months of fiscal 2001, respectively, as compared to the same periods in fiscal 2000. The increases in SG&A expenses compared to the prior year periods were due primarily to an increase in staffing levels to support the increased sales volume; higher profit sharing costs and higher commissions resulting from the increase in sales; and higher legal costs related to patent protection and infringement.

         Interest income was $16.7 million and $47.8 million for the third quarter and first nine months of fiscal 2001, an increase of $5.6 million and $17.8 million, respectively, over the corresponding periods of fiscal 2000. The increase in interest income resulted from an increase in the cash and investment balances and a slightly higher average interest rate versus the comparable periods of the prior fiscal year.

         The Company's effective tax rate for the third quarter and the first nine months of fiscal 2001 was 30.0%, down from 31.0% in fiscal 2000. The lower tax rate is due primarily to increased business activity in foreign jurisdictions with lower tax rates, an increase in tax-exempt interest income, the R&D credit and the Company's foreign sales corporation.


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

         In the short-term the Company, as with other semiconductor companies, has seen a slowdown in net bookings. As the quarter progressed cancellations continued to increase and bookings decreased both significantly across all business areas, in all geographical areas and in all end-markets. North American business activity was the weakest, particularly in the networking communications area. While many customers are dealing with demand issues and excess inventory, the Company has added to its capacity having put its new Milpitas wafer fabrication plant into operation for the full quarter. The convergence of these three events has caused lead times to drop thereby reducing the need for customers to book orders at the current time. The Company is not expecting bookings to strengthen significantly soon, but as lead times remain low, turns business, business that is booked and shipped within the same quarter, should increase late in the quarter. The Company had been growing at a 50%-60% rate year over year for several quarters and some correction is not surprising. The short-term will be difficult as volume curtails and we believe next quarter could be 20%-30% lower in sales than the quarter just ended. As in past economic downturns the Company estimates that its profitability as a percentage of sales will not change significantly on the forecasted lower sales. We continue to believe this is more of a short-term correction than a severe general economic problem as design-in activity at customers is very active and the demand for high performance proprietary analog solutions in new generation end products continues strong. The long-term prospects for the business are excellent and the Company continues to invest in the plant infrastructure and technical talent to maximize its opportunities.

         Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability. The Company's headquarters and a portion of its manufacturing facilities and research and development and certain other critical business operations are located near major earthquake fault lines in California. Consequently the Company could be adversely affected in the event of a major earthquake. In addition, California is currently experiencing the threat of interruption in the availability of electricity. To date the impact on the Company has been negligible. However, electricity is a critical resource to the Company without which its products could not be manufactured. In the three and nine month periods ended April 1, 2001, electricity costs represented less than 1% of sales.

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

Liquidity and Capital Resources

         At April 1, 2001, cash, cash equivalents and short-term investments totaled $1,429.4 million, and working capital was $1,424.6 million.

         During the first nine months of fiscal 2001, the Company generated $411.8 million of cash from operating activities. Additionally, the Company generated $38.9 million in proceeds from common stock issued under employee stock option and stock purchase plans.

         During the first nine months of fiscal 2001, significant cash expenditures included net purchases of short-term investments of $145.8 million and $105.1 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication, assembly and test facilities. The Company also paid $63.3 million to repurchase 1.4 million shares of its common stock and $28.4 million for cash dividends to shareholders representing $0.03 per share per quarter. In April 2001, the Company's Board of Directors declared an increase in the quarterly cash dividend to $0.04 per share to be paid during the June quarter of fiscal 2001. The payment of future dividends will be based on quarterly financial performance.

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

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

                a)       Exhibits

                         None

                b)       Reports on Form 8-K

                         On January 11, 2001, the Company filed a report on Form 8-K relating to the change of the Company's state of incorporation from California to Delaware.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                LINEAR TECHNOLOGY CORPORATION

DATE:  May 15, 2001             BY    /s/Paul Coghlan
                                      ------------------------------------------
                                      Paul Coghlan
                                      Vice President, Finance &
                                      Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)