Form 10-Q/A
period 2001-04-01
LINEAR TECHNOLOGY CORP /CA/
filed 2001-05-16
CIK 791907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

            (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14864

                          LINEAR TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                  94-2778785
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)

                             1630 McCarthy Boulevard
                           Milpitas, California 95035
                                 (408) 432-1900
                    (Address of principal executive offices,
                    including zip code and telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         There were 317,860,803 shares of the Registrant's Common Stock issued and outstanding as of April 27, 2001.

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 1) amends Item 1 of Part I of the Quarterly Report on Form 10-Q filed by the Company on May 15, 2001. To the extent this amended filing is inconsistent with the Company's original Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2001, the original filing is hereby superseded and amended. To the extent that the original filing is unaffected by this amendment, the original filing has not been updated to reflect events subsequent to the periods covered or the date of the original filing.

On April 17, 2001, after the end of the third quarter, the Company announced it would increase its quarterly dividend per share from $0.03 per share to $0.04 per share for stockholders of record on April 27, 2001. In its original Form 10-Q the Company reported its dividend at $0.04 per share for the quarter and $0.10 per share for the nine months of fiscal 2001 rather than the $0.03 and $0.09, respectively, actually paid during the quarter.

                          LINEAR TECHNOLOGY CORPORATION
                                   FORM 10-Q/A
                    THREE AND NINE MONTHS ENDED APRIL 1, 2001

                                      INDEX

                                                                            Page

Part I:    Financial Information

           Item 1. Financial Statements

                   Condensed Consolidated Statements of Income for the         4
                   three and nine months ended April 1, 2001 and April 2, 2000

                   Condensed Consolidated Balance Sheets at April 1, 2001    5-6
                   and July 2, 2000

                   Condensed Consolidated Statements of Cash Flows for the     7
                   nine months ended April 1, 2001 and April 2, 2000

                   Notes to Condensed Consolidated Financial Statements        8

           Item 2. Management's Discussion and Analysis of Financial        9-11
                   Condition and Results of Operations

Part II:   Other Information

           Item 6. Exhibits and Reports on Form 8-K                           12

Signatures                                                                    13

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                           LINEAR TECHNOLOGY CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share amounts)
                                                    (unaudited)

                                                        Three Months Ended                            Nine Months Ended
                                                        ------------------                            -----------------
                                                    April 1,             April 2,                 April 1,              April 2,
                                                      2001                 2000                     2001                  2000
                                                   ---------            ---------                ---------             ---------

Net sales                                          $ 282,021            $ 185,075                $ 772,612             $ 494,900

Cost of sales                                         65,192               47,435                  181,814               126,942
                                                   ---------            ---------                ---------             ---------

     Gross profit                                    216,829              137,640                  590,798               367,958
                                                   ---------            ---------                ---------             ---------

Expenses:

     Research and development                         28,532               19,435                   78,766                56,077

     Selling, general and administrative              25,460               19,394                   70,382                53,078
                                                   ---------            ---------                ---------             ---------

                                                      53,992               38,829                  149,148               109,155
                                                   ---------            ---------                ---------             ---------

Operating income                                     162,837               98,811                  441,650               258,803

Interest income                                       16,738               11,141                   47,834                30,003
                                                   ---------            ---------                ---------             ---------

Income before income taxes                           179,575              109,952                  489,484               288,806

Provision for income taxes                            53,872               34,085                  146,845                89,531
                                                   ---------            ---------                ---------             ---------

Net income                                         $ 125,703           $   75,867                $ 342,639             $ 199,275
                                                   =========           ==========                =========             =========

Basic earnings per share                           $    0.40           $     0.24                $    1.08             $    0.64
                                                   =========           ==========                =========             =========

Shares used in the calculation
    of basic earnings per share                      317,098              312,119                  316,453               309,927
                                                   =========           ==========                =========             =========

Diluted earnings per share                         $    0.38           $     0.23                $    1.03             $    0.61
                                                   =========           ==========                =========             =========

Shares used in the calculation of diluted
    earnings per share                               331,801              329,536                  332,689               326,774
                                                   =========           ==========                =========             =========

Cash dividends per share                           $    0.03           $     0.02                $    0.09             $    0.06
                                                   =========           ==========                =========             =========

                                              See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                      April 1,         July 2,
                                                        2001            2000
                                                     ----------      ----------
                                                    (unaudited)       (audited)

Current assets:
     Cash and cash equivalents                       $  338,491      $  230,455
     Short-term investments                           1,090,943         945,103
     Accounts receivable, net of allowance for
       doubtful accounts of $803 ($803 at
       July 2, 2000)                                    120,918          69,326
     Inventories:
       Raw materials                                      7,069           5,201
       Work-in-process                                   11,392           8,880
       Finished goods                                     4,509           7,831
                                                     ----------      ----------

         Total inventories                               22,970          21,912

     Deferred tax assets                                 32,246          32,246
     Prepaid expenses and other current assets           20,741          11,061
                                                     ----------      ----------

         Total current assets                         1,626,309       1,310,103
                                                     ----------      ----------

Property, plant and equipment, at cost:
     Land, building and improvements                    129,976          91,670
     Manufacturing and test equipment                   300,789         234,042
     Office furniture and equipment                       3,343           3,249
                                                     ----------      ----------

                                                        434,108         328,961
     Less accumulated depreciation and
     amortization                                      (157,183)       (131,808)
                                                     ----------      ----------

     Net property, plant and equipment                  276,925         197,153
                                                     ----------      ----------

                                                     $1,903,234      $1,507,256
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

                                                                  Nine Months Ended
                                                                  -----------------
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
                                                             ===========    ===========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months and nine months ended April 1, 2001 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q/A should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 2, 2000 included in the Company's Annual Report to Shareholders. The accompanying balance sheet at July 2, 2000 has been derived from audited financial statements as of that date. There were no material differences between comprehensive income and net income for all periods presented. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

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

                                                 Three Months Ended                            Nine Months Ended
                                                 ------------------                            -----------------
                                           April 1,              April 2,                 April 1,               April 2,
                                             2001                  2000                     2001                   2000
                                          ----------            ----------               ----------             ---------

     Numerator - Net income               $  125,703            $   75,867               $  342,639             $ 199,275
                                          ----------            ----------               ----------             ---------

     Denominator for basic earnings
     per share - weighted average
     shares                                  317,098               312,119                  316,453               309,927

     Effect of dilutive securities -
     employee stock options                   14,703                17,417                   16,236                16,847
                                          ----------            ----------               ----------             ---------

     Denominator for diluted
     earnings per share                      331,801               329,536                  332,689               326,774
                                          ----------            ----------               ----------             ---------

     Basic earnings per share             $     0.40            $     0.24               $     1.08          $       0.64
                                          ==========            ==========               ==========          ============

     Diluted earnings per share           $     0.38            $     0.23               $     1.03          $       0.61
                                          ==========            ==========               ==========          ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The table below states the income statement items for the three and nine months ended April 1, 2001 and April 2, 2000 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended April 1, 2001 to the corresponding periods from the prior fiscal year:

                                                 Three Months Ended                                  Nine Months Ended
                                                 ------------------                                  -----------------
                                    April 1,         April 2,           Increase/          April 1,        April 2,      Increase/
                                      2001               2000          (Decrease)            2001            2000       (Decrease)
                                    --------         --------           ---------          --------        --------      ---------
Net sales                              100.0%              100.0%           52%              100.0%           100.0%         56%
Cost of sales                           23.1                25.6            37                23.5             25.7          43
                                       -----               -----                             -----            -----
    Gross profit                        76.9                74.4            58                76.5             74.3          61
                                       -----               -----                             -----            -----

Expenses:
    Research & development              10.1                10.5            47                10.2             11.3          40
    Selling, general &
       administrative                    9.0                10.5            31                 9.1             10.7          33
                                       -----               -----                             -----            -----
                                        19.1                21.0            39                19.3             22.1          37
                                       -----               -----                             -----            -----
Operating income                        57.7                53.4            65                57.2             52.3          71
Interest income                          5.9                 6.0            50                 6.2              6.1          59
                                       -----               -----                             -----            -----
Income before income taxes              63.7%               59.4%           63                63.4%            58.4%         69
                                       =====               =====                             =====            =====

Effective tax rates                     30.0%               31.0%                             30.0%            31.0%
                                       =====               =====                             =====            =====

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

Factors Affecting Future Operating Results

         Except for historical information contained herein, the matters set forth in this Form 10-Q/A, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below.

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

         During the first nine months of fiscal 2001, significant cash expenditures included net purchases of short-term investments of $145.8 million and $105.1 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication, assembly and test facilities. The Company also paid $63.3 million to repurchase 1.4 million shares of its common stock and $28.4 million for cash dividends to stockholders representing $0.03 per share per quarter. In April 2001, the Company's Board of Directors declared an increase in the quarterly cash dividend to $0.04 per share to be paid during the June quarter of fiscal 2001. The payment of future dividends will be based on quarterly financial performance.

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


                                        LINEAR TECHNOLOGY CORPORATION

DATE:  May 16, 2001                     BY    /s/Paul Coghlan
                                              ----------------------------
                                              Paul Coghlan
                                              Vice President, Finance &
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)