Form 10-K
period 2001-07-01
LINEAR TECHNOLOGY CORP /CA/
filed 2001-09-21
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         [FEE REQUIRED]

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]

 FOR THE FISCAL YEAR ENDED JULY 1, 2001              COMMISSION FILE NO. 0-14864

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting and non-voting common stock held by non-affiliates of the Registrant was approximately $12,070,571,933.25 as of September 10, 2001, based upon the closing sale price on the Nasdaq National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 319,502,056 shares of the Registrant's common stock issued and outstanding as of September 10, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Items 1 and 2 of Part I, Items 5, 6, 7, 7A and 8 of Part II, and Item 14(a) 1. of Part IV incorporate information by reference from Exhibit
        13.1 to this Form 10-K which contains certain information included in Registrant's Annual Report to Stockholders for the fiscal year ended July 1, 2001.

(2) Items 10, 11 and 12 of Part III incorporate information by reference from the definitive proxy statement (the "2001 Proxy Statement") for the Annual Meeting of Stockholders to be held on November 7, 2001.

                                     PART I

Item 1.        Business

General

         Linear Technology Corporation (together with its consolidated subsidiaries, "Linear Technology" or the "Company") designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, cellular telephones, networking products and satellite systems, notebook and desktop computers, computer peripherals, video/multimedia, industrial instrumentation, automotive electronics, factory automation, process control, and military and space systems. The Company was organized and incorporated in 1981 by a management team with significant experience in the design, manufacture and marketing of linear circuits. During fiscal year 2001 the Company reincorporated from California to Delaware. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

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

         The Semiconductor Industry. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies, and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability. Although the Company believes that the high performance segment of the linear circuit market is generally less affected by price erosion, cyclical market patterns and significant expenditures for capital equipment and product development than other semiconductor market sectors, future operating results may reflect substantial period to period fluctuations due to these or other factors.

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

         Other - Other linear circuits include buffers, battery monitors, motor controllers, hot swap circuits, comparators, sample-and-hold devices, modulators/demodulators, drivers and filters, both switched capacitor and continuous time, which are used to limit and/or manipulate signals in such applications as cellular telephones, base stations, navigation system instrumentation and detection circuitry.

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

                                                                     ----
                                                                        |
Communications/        Cellular phones (CDMA/WCDMA/GPRS/3G)             |      DC - DC converters
     Networking        Cellular basestations                            |      V.35 transceiver
                       Pagers                                           |      High-speed amplifiers
                       Modems/fax machines                              |      Line drivers
                       PBX switches                                     |      Line receivers
                       GPS systems                                      |      Low noise operational amplifiers
                       Optical Networking                              ------  Micropower products
                       ADSL modems                                      |      Power management
                       Channel service unit/data service unit           |      Switched capacitor filters
                       Cable modems                                     |      Voltage references
                       Internet Appliances                              |      Voltage regulators
                       Servers                                          |      Data acquisition products
                       Routers                                          |      Hot Swap controllers
                       Switches                                         |      Multi-protocol circuits
                                                                        |      Thermal Electric Cooler
                                                                        |      Power Amplifier Control
                                                                        |      Modulators/Demodulators




                                                                     ___|       2-Phase Switching Regulators

                                                                     - --
Computer/Computer      Communications/interface modems                  |      Battery charging
     Peripherals       Disk drives                                      |      DC - DC converters
                       Notebook computers                               |      Data acquisition products
                       Desktop computers                                |      Hot Swap controllers
                       Workstations                                     |      Line drivers
                       LCD displays/monitors                            |      Line receivers
                       Plotters/printers                                ------ Low drop out linear regulators
                       Digital cameras                                  |      Micropower products
                       Power supplies                                   |      2-Phase Switching Regulators
                       Handheld PCs                                     |      PCMCIA power switching
                       Battery chargers                                 |      Power management
                       Video/multimedia                                 |      Switching voltage regulators
                       MP3 players                                      |
                       PDAs                                             |
                       Pet Robots                                    ___|

Marketing and customers

         The Company markets its products worldwide, through a direct sales staff, electronics distributors, and a small network of independent sales representatives, to a broad range of customers in diverse industries. Within the United States, in late fiscal 2001, the Company transitioned its sales effort from a network of independent sales representatives primarily to a direct sales staff. In addition, the Company also reduced its number of large national distributors from two to one. The Company sells to over 15,000 Original Equipment Manufacturer (OEM) customers, many of which purchase on an individual purchase order basis, rather than pursuant to long-term agreements. Of the Company's largest domestic distributors, one domestic distributor accounted for 12% of net sales during fiscal 2001, two distributors accounted for approximately 14% and 11% of net sales in fiscal 2000, and two distributors accounted for approximately 14% and 10% of net sales during fiscal 1999. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of net sales for fiscal 2001, 2000 or 1999.

         The Company's sales organization is divided into domestic and international regions, with sales offices located in the metropolitan areas of San Jose, Boston, Philadelphia, Baltimore, Raleigh, Chicago, Dallas, Austin, Houston, Los Angeles, Irvine, Cleveland, Portland, Denver, Hunstville, Minneapolis, San Diego, Seattle, London, Stockholm, Dusseldorf, Munich, Stuttgart, Paris, Lyon, Singapore, Tokyo, Osaka, Taipei, Seoul, Hong Kong, and Shanghai. The Company's products typically require a sophisticated technical sales effort.

         The Company has agreements with 3 independent sales representatives in the United States and 2 in Canada. Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 3 independent distributors in North America, 5 in Europe, 3 in Japan, 2 each in China and Taiwan, and 1 each in Korea, Singapore, Malaysia, Thailand, South Africa, Philippines, India, Israel, Australia, and New Zealand. The Company's distributors purchase the Company's products for resale to customers. Additionally, domestic distributors often sell competitors' products. Under certain agreements, the Company's domestic distributors are entitled to price rebates on inventory if the Company lowers the prices of its products. The agreements also generally permit distributors to exchange up to 5% of purchases on a quarterly basis. See Note 1 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit 13.1 of this Form 10-K, which contains certain information included in the Company's 2001 Annual Report to Stockholders.

         During fiscal 2001, 2000 and 1999, export sales were primarily to Europe, Japan and Asia and represented approximately 54%, 54% and 54% of net sales, respectively. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. A strengthening of the dollar in relation to other currencies may, however, create pricing pressure. Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.

         The Company's backlog of released and firm orders was approximately $71.5 million at July 1, 2001 as compared with $298.4 million at July 2, 2000. In addition to its backlog, the Company had $31.8 million of product sold to and held by domestic distributors at July 1, 2001 as compared to $22.0 million at July 2, 2000. Generally, shipments to domestic distributors are not recognized as sales until the distributor has sold the products to its customers. The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months. Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty. Lead time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month. The ordering practices of many semiconductor customers has shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates in concert with the Company's lead times. Also, the Company's agreements with certain distributors provide for limited price protection. Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

         The Company's wafer fabrication facility located in Camas, Washington commenced manufacturing operations in the second half of fiscal 1997. The Camas wafer fabrication facility is used to produce six-inch diameter wafers for use in the production of the Company's devices; the Company's original Milpitas wafer fabrication plant produces four-inch diameter wafers. The Company currently uses similar manufacturing processes in both its Milpitas and Camas facilities. The Company has completed construction of a new wafer fabrication facility, near its existing facilities in Milpitas. Production for this new six-inch wafer fabrication plant commenced in the third quarter of fiscal 2001. The Company has also completed an addition to its Camas facility, which allowed the Camas manufacturing operation to continue to grow during fiscal 2001. Camas also has 20,000 square feet of building space available for future expansion.

         The Company's basic process technologies include high speed bipolar, high gain, low noise bipolar, silicon gate complementary metal-oxide semiconductor ("CMOS") and BiCMOS processes. The Company also has two proprietary complementary bipolar processes. The Company's bipolar processes are typically used in linear circuits where high voltages, high power, low noise or effective component matching is necessary. The Company's proprietary silicon gate CMOS processes provide switch characteristics required for many linear circuit functions, as well as an efficient mechanism for combining linear and digital circuits on the same chip. The Company's CMOS processes were developed to address the specific requirements of linear circuit functions. The complementary bipolar processes were developed to address higher speed analog functions. The Company's basic processes can be combined with a number of adjunct processes to create a diversity of IC components. A minor portion of the Company's wafer manufacturing, particularly very small features size CMOS products, is done at an independent foundry.

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

         The Company is certified to comply with the ISO 9001/9002 international quality standard. This certification covers the Company's design, manufacturing and service organizations and is an important standard especially in the European marketplace. The Company has received MIL-PRF-38535 Qualified Manufacturers Listing (QML) certification for military products from DSCC.

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

         Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal 2002.

Patents, licenses and trademarks

         The Company has been awarded 153 United States patents, and has filed 85 additional patent applications. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

         As of July 1, 2001, the Company had 213 employees engaged in new product design at its Milpitas facility. In addition, at fiscal year end, the Company had 14 employees at its Singapore design center, 43 employees at its Boston design center, 19 employees at its Colorado design center, 10 employees at its New Hampshire design center which was opened in fiscal 1999, 7 employees at its Raleigh design center which opened in fiscal 2000, and 6 employees at its Santa Barbara design center which opened in fiscal 2001.

         For  the  fiscal  years  2001,   2000  and  1999,   the  Company  spent
approximately $102.5 million, $78.3 million and $54.7 million, respectively, on research and development.

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

Employees

         As of July 1, 2001, the Company had 3,193 employees, including 267 in marketing and sales, 670 in research, development and engineering related functions, 2,174 in manufacturing and production, and 82 in management, administration and finance. The Company's success depends upon a number of key employees, the loss of whom could adversely impact the Company. The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. In the San Jose/Silicon Valley area, where the Company's principal facilities are located, competition for such employees is intense.

         The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

         The executive  officers of the Company,  and their ages as of September
10, 2001, are as follows:

Name                            Age              Position
----                            ---              --------

Robert H. Swanson, Jr...........  63             Chairman and Chief Executive Officer
Clive B. Davies.................  58             President
Paul Chantalat..................  51             Vice President Quality and Reliability
Paul Coghlan....................  56             Vice President of Finance and Chief Financial Officer
Timothy D. Cox..................  53             Vice President of North American Sales
Robert C. Dobkin................  57             Vice President of Engineering and Chief Technical Officer
Lothar Maier....................  46             Vice President and Chief Operating Officer




David A. Quarles................  35             Vice President of International Sales
Arthur F. Schneiderman..........  59             Secretary

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

         Mr. Quarles has served as Vice President of International Sales since August 2001. From October 2000 to August 2001 he held the position of Director of Marketing. From July 1996 to September 2000 he held the postion of Director of Asia-Pacific Sales stationed in Singapore. From June 1991 to July 1996 he worked as a Sales Engineer and later as District Sales Manager for the Bay Area sales team. Prior to Linear, Mr. Quarles worked two years as a Sales Engineer at National Semiconductor. Mr. Quarles received a BS in Electrical Engineering in 1988 from Cornell University.

         Mr. Schneiderman has served as Secretary of the Company since September 1981. He is an attorney and a member of the law firm of Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, general counsel to the Company.

Item 2.  Properties

         In Milpitas, California, the Company owns the land and a building totaling approximately 41,000 square feet used for its four-inch wafer fabrication lines and adjunct support services, and owns the land and a building totaling approximately 70,000 square feet used for its worldwide headquarters. The Company leases one other building in the same business complex: a 60,000 square foot building used primarily for circuit design activities. During fiscal 1999, the Company purchased a 96,000 square foot building near its existing facilities in Milpitas, California. This building was converted to a new six-inch wafer fabrication plant completed during the first half of fiscal 2001, with production commencing during the third quarter of fiscal 2001. During fiscal 2000, the Company purchased the land and a 42,000 square foot building it had been leasing in its Milpitas business complex, used primarily for engineering and prototype testing of new products.

         The Company occupies a 72,000 square foot manufacturing facility in Singapore. Test and packaging operations are performed at this facility along with certain design and product distribution activity. The Company has a 30-year lease on the land where the plant is located that commenced in 1994, with an option to extend for an additional 30 years. During fiscal 2001, the Company leased 6 acres of land adjacent to its Singapore facility.

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

         During fiscal 1996, the Company completed construction of a 60,000 square foot facility on land it owns in Camas, Washington. This facility is used to fabricate six-inch wafers. Manufacturing operations commenced at this facility in the second half of fiscal 1997. In fiscal 1999, the Company added 40,000 square feet to this facility for future expansion. During fiscal 2001, the Company purchased 16.5 acres of land adjacent to its Camas facility.

         The Company leases design facilities located in Colorado Springs, Colorado; Bedford, New Hampshire; Raleigh, North Carolina and Santa Barbara, California. In fiscal 1999, the Company purchased land in the Boston metropolitan area and constructed a new 20,000 square foot sales and design center. The Company leases sales offices in the areas of Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, Milpitas, Los Angeles, Irvine, Denver,
Huntsville, Minneapolis, San Diego, Seatle, Cleveland, Portland, London, Stockholm, Dusseldorf, Munich, Stuttgart, Paris, Lyon, Tokyo, Osaka, Taipei, Seoul, Hong Kong and Shanghai. See Note 3 of Notes to Consolidated Financial Statements incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Company's 2001 Annual Report to Stockholders.

Item 3.  Legal Proceedings

         To protect its intellectual property, and in particular its patent rights, the Company has been the plaintiff in various patent infringement lawsuits. The defendants' response to litigation initiated by the Company have in certain cases included counterclaims or separate actions alleging infringement by the Company of unrelated patents owned by the defendant. One such instance has arisen in which Texas Instruments, Inc. (TI) filed suit against the Company on January 6, 2001, in federal court in Texas. This suit alleges that certain semiconductor manufacturing equipment, purchased by the Company from independent third party suppliers and used by the Company in its manufacturing processes, infringed three patents owned by TI. The suit seeks unspecified monetary damages and injunctive relief.

         In the course of defending the lawsuit brought by TI, the Company has filed third-party complaints against the manufacturers of the allegedly infringing equipment, seeking indemnity and alleging breach of contract, breach of warranty, fraud, and unfair business practices. While the Company believes that resolution of these actions should not have a material effect on the Company's financial position, it can give no assurances that it will prevail in them.

Item 4.  Submission of Matter to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for the  Registrant's  Common Equity and Related  Stockholder
         Matters

         The information required by the Item is incorporated by reference to the section entitled "Quarterly Results and Stock Market Data" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 2001 Annual Report to Stockholders.

Item 6.   Selected Financial Data

         The information required by the Item is incorporated by reference to the section entitled "Selected Financial Information/Five-Year Trend" of Exhibit
13.1 to this Form 10-K which contains certain information included in the Registrant's 2001 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by the Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 2001 Annual Report to Stockholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The information required by the Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 2001 Annual Report to Stockholders.

Item 8.  Financial Statements and Supplementary Data

         Consolidated Financial Statements of Linear Technology at July 1, 2001 and July 2, 2000 and for each of the three years in the period ended July 1, 2001, the report of Ernst & Young LLP, independent auditors, thereon and unaudited quarterly financial data for the two year period ended July 1, 2001 are incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's 2001 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item for the Company's directors is incorporated by reference to the 2001 Proxy Statement, under the caption
"Proposal One - Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

         Incorporated by reference to the 2001 Proxy Statement, under the section titled "Executive Officer Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to the 2001 Proxy Statement, under the section titled "Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners."

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

(b)   Reports on Form 8-K.

          No reports on Form 8-K were required to be filed for the three months ended July 1, 2001.

(c)   Exhibits

3.1      Certificate of Incorporation of Registrant.

3.3      Bylaws of Registrant.

10.1     1981 Incentive Stock Option Plan, as amended,  and form of Stock Option
         Agreements,   as   amended   (including   Restricted   Stock   Purchase
         Agreement).(*)(4)

10.11    Agreement   to  Build  and  Lease   dated   January  8,  1986   between
         Callahan-Pentz Properties, McCarthy Six and the Registrant.(1)

10.25 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.(*)(3)

10.35    1988 Stock Option  Plan,  as amended,  form of  Incentive  Stock Option
         Agreement,   as  amended,   and  form  of  Non-statutory  Stock  Option
         Agreement, as amended.(*)(7)

10.36    Form of Indemnification Agreement.

10.45 Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(5)

10.46 Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (6)

10.47 1996 Incentive Stock Option Plan, form of Incentive Stock Option Agreement and form of Nonstatutory Stock Option Agreement.(*) (8)

10.48    1996 Senior Executive Bonus Plan, as amended July 25, 2000.(*) (9)

10.49    2001   Nonstatutory   Stock  Option  Plan  and  form  of  Stock  Option
         Agreement.(*)(2)

11.1     Computation of earnings per share. (see Exhibit 13.1).

13.1 Certain information included in the Registrant's Annual Report to Stockholders for the fiscal year ended July 1, 2001.

21.1     Subsidiaries of Registrant.

23.1     Consent of Ernst & Young LLP, Independent Auditors.

24.1     Power of Attorney. (see page 17)




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

(2)      Incorporated   by  reference   to  Exhibit  4.1  of  the   Registrant's
         Registration Statement on Form S-8 filed with the Commission on May 15, 2001.

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

(8) Incorporated by reference to Exhibits 4.1 and 4.2 of the Registrant's Registration Statement on Form S-8 filed with the Commission on July 30, 1999.

(9) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 2, 2000.

                          LINEAR TECHNOLOGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Item 14(a)1)

                                                               Page Reference to
                                                                  Exhibit 13.1

Consolidated balance sheets at July 1, 2001 and July 2, 2000       E13.1-7

Consolidated statements of income for each of the three
years in the period ended July 1, 2001                             E13.1-6

Consolidated statements of stockholders' equity for each of
the three years in the period ended July 1, 2001                   E13.1-9

Consolidated statements of cash flows for each of the three
years in the period ended July 1, 2001                             E13.1-8

Notes to consolidated financial statements                         E13.1-10 to
                                                                   E13.1-15

Report of Ernst & Young LLP, independent auditors                  E13.1-16

         The Consolidated Financial Statements listed in the above index are hereby incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's Annual Report to Stockholders for the year ended July 1, 2001.

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

                          LINEAR TECHNOLOGY CORPORATION
                          -----------------------------
                                  (Registrant)

                         By: /s/ Robert H. Swanson, Jr.
                         ------------------------------
                             Robert H. Swanson, Jr.
                            Chairman of the Board and
                             Chief Executive Officer
                               September 21, 2001

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

/s/ Robert H. Swanson, Jr.             /s/ Paul Coghlan
--------------------------             ----------------
Robert H. Swanson, Jr.                 Paul Coghlan
Chairman of the Board and              Vice President of Finance and Chief
Chief Executive Officer                Financial Officer (Principal Financial
(Principal Executive Officer)          Officer and Principal Accounting Officer)
September 21, 2001                     September 21, 2001

/s/ David S. Lee                       /s/ Thomas S. Volpe
----------------                       -------------------
David S. Lee                           Thomas S. Volpe
Director                               Director
September 21, 2001                     September 21, 2001

/s/ Leo T. McCarthy                    /s/ Richard M. Moley
-------------------                    --------------------
Leo T. McCarthy                        Richard M. Moley
Director                               Director
September 21, 2001                     September 21, 2001


                                                                                                SCHEDULE II

                                       LINEAR TECHNOLOGY CORPORATION

                                     VALUATION AND QUALIFYING ACCOUNTS
                                           (Dollars in thousands)

                                                                   Additions
                                                  Balance at       Charged to                     Balance at
                                                  Beginning        Costs and                        End of
                                                  of Period        Expenses      Deductions(1)      Period
                                                  ---------        --------      -------------      ------
Allowance for doubtful accounts:

Year ended June 27, 1999.................           $803            $ --              $ --            $803
                                                    ====            ====              ====            ====

Year ended July 2, 2000..................           $803            $ --              $ --            $803
                                                    ====            ====              ====            ====

Year ended July 1, 2001..................           $803            $ --              $ --            $803
                                                    ====            ====              ====            ====


                                    (1) Write-offs of doubtful accounts.