Form 10-Q
period 2001-09-30
LINEAR TECHNOLOGY CORP /CA/
filed 2001-11-13
CIK 791907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-14864


                          LINEAR TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                     94-2778785
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


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

                                Yes [X]    No [ ]

         There were 316,574,756 shares of the Registrant's Common Stock issued and outstanding as of October 26, 2001.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                            Page
Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the                      3
                      three months ended September 30, 2001 and October 1, 2000

                      Condensed Consolidated Balance Sheets at September 30, 2001            4-5
                      and July 1, 2001

                      Condensed Consolidated  Statements of Cash Flows for the                 6
                      three months ended September 30, 2001 and October 1, 2000

                      Notes to Condensed Consolidated Financial Statements                     7

           Item 2.    Management's Discussion and Analysis of Financial                     8-10
                      Condition and Results of Operations

Part II:   Other Information

           Item 6.    Exhibits and Reports on Form 8-K                                        11

Signatures                                                                                    12

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                       LINEAR TECHNOLOGY CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except per share amounts)
                                               (unaudited)
                                                                             Three Months Ended
                                                                         September 30,     October 1,
                                                                             2001            2000
                                                                           --------        --------
Net sales                                                                  $120,104        $232,141
Cost of sales                                                                37,247          55,490
                                                                           --------        --------
     Gross profit                                                            82,857         176,651
                                                                           --------        --------
Expenses:
     Research and development                                                18,822          24,747
     Selling, general and administrative                                     16,158          20,419
                                                                           --------        --------
                                                                             34,980          45,166
                                                                           --------        --------
Operating income                                                             47,877         131,485
Interest income                                                              15,714          14,484
                                                                           --------        --------
Income before income taxes                                                   63,591         145,969
Provision for income taxes                                                   18,441          43,791
                                                                           --------        --------
Net income                                                                 $ 45,150        $102,178
                                                                           ========        ========
Basic earnings per share                                                   $   0.14        $   0.32
                                                                           ========        ========
Shares used in the calculation of
    basic earnings per share                                                318,191         315,782
                                                                           ========        ========
Diluted earnings per share                                                 $   0.14        $   0.31
                                                                           ========        ========
Shares used in the calculation of diluted
    earnings per share                                                      330,234         333,321
                                                                           ========        ========
Cash dividends per share                                                   $   0.04        $   0.03
                                                                           ========        ========

                             See accompanying notes

                                LINEAR TECHNOLOGY CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                           ASSETS
                                       (In thousands)


                                                    September 30,      July 1,
                                                        2001            2001
                                                    -----------     -----------
                                                    (unaudited)      (audited)

Current assets:
     Cash and cash equivalents                      $   129,733     $   321,106
     Short-term investments                           1,325,171       1,227,896
     Accounts receivable, net of allowance for
       doubtful accounts of $803 ($803 at
       July 1, 2001)                                     82,891          89,836
     Inventories:
       Raw materials                                      6,249           6,990
       Work-in-process                                   16,571          14,090
       Finished goods                                     5,077           4,512
                                                    -----------     -----------
         Total inventories                               27,897          25,592

     Deferred tax assets                                 43,482          43,482
     Prepaid expenses and other current assets           21,324          19,936
                                                    -----------     -----------
         Total current assets                         1,630,498       1,727,848
                                                    -----------     -----------

Property, plant and equipment, at cost:
     Land, building and improvements                    137,031         136,978
     Manufacturing and test equipment                   323,508         316,501
     Office furniture and equipment                       3,343           3,343
                                                    -----------     -----------
                                                        463,882         456,822
     Less accumulated depreciation and
     amortization                                      (178,207)       (167,596)
                                                    -----------     -----------
     Net property, plant and equipment                  285,675         289,226
                                                    -----------     -----------
                                                    $ 1,916,173     $ 2,017,074
                                                    ===========     ===========

                           See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & STOCKHOLDERS' EQUITY
                                 (In thousands)
                                                             September 30,   July 1,
                                                                2001           2001
                                                             ----------    ----------
                                                             (unaudited)    (audited)
Current liabilities:
     Accounts payable                                        $    9,004    $   10,615
     Accrued payroll and related benefits                        27,401        65,930
     Deferred income on shipments to distributors                41,106        44,481
     Income taxes payable                                        59,770        51,335
     Other accrued liabilities                                   31,081        29,863
                                                             ----------    ----------
         Total current liabilities                              168,362       202,224

Deferred tax liabilities                                         32,893        32,893

Stockholders' equity:
     Preferred stock, $0.001 par value, 2,000 shares
         shares authorized; none issued or outstanding             --            --
     Common stock, $0.001 par value, 2,000,000
         shares authorized; 316,277
         shares issued and outstanding at
         September 30, 2001 (318,908 shares
         at July 1, 2001)                                           316           319
     Additional paid-in capital                                 616,765       607,883
     Retained earnings                                        1,097,837     1,173,755
                                                             ----------    ----------
         Total stockholders' equity                           1,714,918     1,781,957
                                                             ----------    ----------
                                                             $1,916,173    $2,017,074
                                                             ==========    ==========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (unaudited)
                                                              Three Months Ended
                                                           -------------------------
                                                           September 30,  October 1,
                                                               2001         2000
                                                            ---------     ---------
Cash flow from operating activities:
     Net income                                             $  45,150     $ 102,178
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                           10,611         6,564
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable             6,945        (5,487)
         Decrease (increase) in inventories                    (2,305)       (1,542)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets           (1,388)       (3,984)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                          (30,487)       16,281
         Tax benefit from stock option transactions             9,466        27,871
         Increase (decrease) in deferred income                (3,375)          800
                                                            ---------     ---------
     Cash provided by operating activities                     34,617       142,681
                                                            ---------     ---------
Cash flow from investing activities:
     Purchase of short-term investments                      (376,783)     (380,257)
     Proceeds from sales and maturities of short-term
     investments                                              279,508       264,818
     Purchase of property, plant and equipment                 (7,060)      (48,183)
                                                            ---------     ---------
     Cash used in investing activities                       (104,335)     (163,622)
                                                            ---------     ---------

Cash flow from financing activities:
     Issuance of common stock under employee stock plans        5,907        13,359
     Stock repurchase                                        (114,785)         --
     Payment of cash dividends                                (12,777)       (9,458)
                                                            ---------     ---------
     Cash (used in) provided by financing activities         (121,655)        3,901
                                                            ---------     ---------

Increase (decrease) in cash and cash equivalents             (191,373)      (17,040)

Cash and cash equivalents, beginning of period                321,106       230,455
                                                            ---------     ---------

Cash and cash equivalents, end of period                    $ 129,733     $ 213,415
                                                            =========     =========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                $     493     $     627
                                                            =========     =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended September 30, 2001 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 1, 2001 included in the Company's Annual Report to Stockholders. The accompanying balance sheet at July 1, 2001 has been derived from audited financial statements as of that date. There were no material differences between comprehensive income and net income for all periods presented. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal years 2002 and 2001 are a 52 week year.

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

                                                          Three Months Ended
                                                      --------------------------
                                                      September 30,   October 1,
                                                          2001           2000
                                                        --------       --------

Numerator - Net income                                  $ 45,150       $102,178
                                                        --------       --------
Denominator for basic earnings per share - weighted
average shares                                           318,191        315,782

Effect of dilutive securities - employee stock
options                                                   12,043         17,539
                                                        --------       --------

Denominator for diluted earnings per share               330,234        333,321
                                                        --------       --------

Basic earnings per share                                $   0.14       $   0.32
                                                        ========       ========

Diluted earnings per share                              $   0.14       $   0.31
                                                        ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         The table below states the income statement items for the three months ended September 30, 2001 and October 1, 2000 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim period ended September 30, 2001 to the corresponding period from the prior fiscal year:

                                                     Three Months Ended
                                         --------------------------------------
                                         September 30,   October 1,   Increase/
                                             2001           2000      (Decrease)
                                           -------        --------     -------
Net sales                                   100.0%          100.0%       (48%)
Cost of sales                                31.0            23.9        (33)
                                            -----           -----
    Gross profit                             69.0            76.1        (53)
                                            -----           -----

Expenses:
    Research and development                 15.7            10.7        (24)
    Selling, general, and administrative     13.4             8.8        (21)
                                            -----           -----
                                             29.1            19.5        (23)
                                            -----           -----
Operating income                             39.9            56.6        (64)
Interest income                              13.0             6.3          9
                                            -----           -----
Income before income taxes                   52.9%           62.9%       (56)
                                            =====           =====

Effective tax rates                          29.0%           30.0%
                                            =====           =====


         Net sales for the quarter ended September 30, 2001 were $120.1 million, a decrease of $112.0 million or 48% from net sales for the same quarter of the previous year. This decrease was due to lower unit shipments, while the average selling price decreased slightly. Sales decreased significantly in all geographic areas, led by the United States. Domestic sales were approximately 39% of net sales for the first quarter of fiscal 2002 and international sales were approximately 61%. International geographies as a percent of worldwide net sales were Europe 19%, Japan 14% and rest of world 28% which is primarily Asia excluding Japan. Relative to end-market applications, sales decreased over the prior year's quarter in each of the Company's three major end markets: communications, computer and industrial.

         To partially offset the impact of reduced sales on net profits the Company reduced its variable expenses primarily in the area of compensation. This was achieved by decreasing profit sharing, by plant shutdowns of one week per month, and by a reduction in workforce at its oldest wafer fabrication plant.

         Gross profit decreased $93.8 million or 53% in the first quarter of fiscal 2002 from the corresponding period in fiscal 2001. The decrease in gross profit as a percentage of net sales was primarily due to absorbing fixed costs over a smaller sales base. This impact was partially offset by a reduction in compensation costs as discussed above.

         Research and development ("R&D") expenses decreased by $5.9 million or 24% for the first quarter of fiscal 2002, as compared to the same period in fiscal 2001. The decrease in R&D expense compared to the prior year period was due mainly to decreased compensation costs.

         Selling, general and administrative expenses ("SG&A") decreased by $4.3 million or 21% for the first quarter of fiscal 2002, as compared to the same period in fiscal 2001. The decrease in SG&A expenses compared to the prior year period was due to a decrease in compensation costs and lower commissions resulting from decreased sales.

         Interest income was $15.7 million for the first quarter of fiscal 2002, an increase of $1.2 million over the corresponding period of fiscal 2001. The increase in interest income resulted from an increase in the cash and investment balances offset by a decreased rate of interest.

         The Company's effective tax rate for the first quarter of fiscal 2002 was 29.0%, down from 30.0% in fiscal 2001. The lower tax rate was primarily due to increased business activity in foreign jurisdictions with lower tax rates and an increase in tax-exempt interest income.

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

         The Company, as with other semiconductor companies, has seen a significant decrease in net bookings from levels experienced this quarter last year. Business has been weaker in all geographic areas, especially North America and in all major end markets, especially the networking communications area. However, at the end of this first quarter the Company experienced some modest improvements across all end markets in the booking rate. Nevertheless, short lead times, low inventories, recessionary tendencies in the economy, political concerns and nervousness resulting from the events of September 11, 2001 all caution against forecasting improved financial performance in the short term. Consequently, the Company estimates that its sales and profits for the second quarter of fiscal 2002 will be similar to the amounts just achieved in the first quarter. Nevertheless, although the market is currently undergoing some severe adjustments, the Company believes that the longer term prospects for both the market and the Company are excellent.

         Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors for future sales growth and sustained profitability. The Company's headquarters and a portion of its manufacturing facilities and research and development and certain other critical business operations are located near major earthquake fault lines in California. Consequently the Company could be adversely affected in the event of a major earthquake. In addition, California had been experiencing the threat of interruption in the availability of electricity. The impact on the Company to date was negligible. However, electricity is a critical resource to the Company without which its products could not be manufactured.

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

Liquidity and Capital Resources

         At  September  30,  2001,   cash,   cash   equivalents  and  short-term
investments totaled $1,455.0 million, and working capital was $1,462.1 million.

         During the first three months of fiscal 2002, the Company generated $34.6 million of cash from operating activities. Additionally, the Company generated $5.9 million in proceeds from common stock issued under employee stock plans.

         During the first three months of fiscal 2002, significant cash expenditures included net purchases of short-term investments of $97.3 million and $7.1 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication, assembly and test facilities. The Company also purchased back $114.8 million of its common stock and paid $12.8 million for cash dividends to stockholders representing $0.04 per share per quarter. The payment of future dividends will be based on quarterly financial performance.

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

                                           LINEAR TECHNOLOGY CORPORATION

DATE:   November 13, 2001                  BY    /s/Paul Coghlan
                                                 -------------------------------
                                                 Paul Coghlan
                                                 Vice President, Finance &
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)