Form 10-Q
period 2001-12-30
LINEAR TECHNOLOGY CORP /CA/
filed 2002-02-11
CIK 791907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2001

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

                                 Yes [X]   No [ ]

         There were 317,347,200 shares of the Registrant's Common Stock issued and outstanding as of January 25, 2002.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                  THREE AND SIX MONTHS ENDED DECEMBER 30, 2001

                                      INDEX

                                                                                          Page
                                                                                          ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the                    3
                      three and six months ended December 30, 2001 and
                      December 31, 2000

                      Condensed Consolidated Balance Sheets at December 30, 2001           4-5
                      and July 1, 2001

                      Condensed Consolidated Statements of Cash Flows for the                6
                      six months ended December 30, 2001 and December 31, 2000

                      Notes to Condensed Consolidated Financial Statements                   7

           Item 2.    Management's Discussion and Analysis of Financial                   8-10
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk            10

Part II:   Other Information

           Item 4.    Submission of Matters to a Vote of Security Holders                   11

           Item 6.    Exhibits and Reports on Form 8-K                                      12

Signatures                                                                                  13

Part I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                          LINEAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                         Three Months Ended            Six Months Ended
                                                         ------------------            ----------------

                                                   December 30,    December 31,    December 30,   December 31,
                                                       2001            2000            2001           2000
                                                     --------        --------        --------       --------
Net sales                                            $121,266        $258,450        $241,370       $490,591

Cost of sales                                          36,133          61,132          73,380        116,622
                                                     --------        --------        --------       --------

     Gross profit                                      85,133         197,318         167,990        373,969
                                                     --------        --------        --------       --------

Expenses:

     Research and development                          19,369          25,487          38,191         50,234

     Selling, general and administrative               14,147          24,503          30,305         44,922
                                                     --------        --------        --------       --------

                                                       33,516          49,990          68,496         95,156
                                                     --------        --------        --------       --------

Operating income                                       51,617         147,328          99,494        278,813

Interest income                                        13,123          16,612          28,837         31,096
                                                     --------        --------        --------       --------

Income before income taxes                             64,740         163,940         128,331        309,909

Provision for income taxes                             18,775          49,182          37,216         92,973
                                                     --------        --------        --------       --------

Net income                                           $ 45,965        $114,758        $ 91,115       $216,936
                                                     ========        ========        ========       ========

Basic earnings per share                             $   0.15        $   0.36        $   0.29       $   0.69
                                                     ========        ========        ========       ========

Shares used in the calculation of
     basic earnings per share                         316,749         316,478         317,470        316,130
                                                     ========        ========        ========       ========

Diluted earnings per share                           $   0.14        $   0.34        $   0.28       $   0.65
                                                     ========        ========        ========       ========

Shares used in the calculation of diluted
    earnings per share                                328,318         332,945         329,276        333,133
                                                     ========        ========        ========       ========

Cash dividends per share                             $   0.04        $   0.03        $   0.08       $   0.06
                                                     ========        ========        ========       ========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                   December 30,       July 1,
                                                      2001             2001
                                                   -----------     -----------
                                                    (unaudited)     (audited)

Current assets:
     Cash and cash equivalents                     $   171,601     $   321,106
     Short-term investments                          1,351,300       1,227,896
     Accounts receivable, net of allowance for
       doubtful accounts of $1,003 ($803 at
       July 1, 2001)                                    77,515          89,836
     Inventories:
       Raw materials                                     3,609           6,990
       Work-in-process                                  20,916          14,090
       Finished goods                                    3,482           4,512
                                                   -----------     -----------

         Total inventories                              28,007          25,592

     Deferred tax assets                                43,482          43,482
     Prepaid expenses and other current assets          23,209          19,936
                                                   -----------     -----------

         Total current assets                        1,695,114       1,727,848
                                                   -----------     -----------

Property, plant and equipment, at cost:

     Land, building and improvements                   137,157         136,978
     Manufacturing and test equipment                  330,400         316,501
     Office furniture and equipment                      3,343           3,343
                                                   -----------     -----------

                                                       470,900         456,822
     Less accumulated depreciation and
     amortization                                     (189,068)       (167,596)
                                                   -----------     -----------

     Net property, plant and equipment                 281,832         289,226
                                                   -----------     -----------

                                                   $ 1,976,946     $ 2,017,074
                                                   ===========     ===========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & STOCKHOLDERS' EQUITY

                                 (In thousands)

                                                        December 30,    July 1,
                                                            2001         2001
                                                        ----------    ----------
                                                        (unaudited)   (audited)

Current liabilities:
     Accounts payable                                   $    8,815    $   10,615
     Accrued payroll and related benefits                   35,389        65,930
     Deferred income on shipments to distributors           39,920        44,481
     Income taxes payable                                   66,144        51,335
     Other accrued liabilities                              26,900        29,863
                                                        ----------    ----------

         Total current liabilities                         177,168       202,224

Deferred tax liabilities                                    32,893        32,893

Stockholders' equity:
     Preferred stock, $0.001 par value, 2,000 shares
         authorized; none issued or outstanding               --            --
     Common stock, $0.001 par value per share,
         2,000,000 shares authorized; 317,170
         shares issued and outstanding at
         December 30, 2001 (318,908 shares
         at July 1, 2001)                                      317           319
     Additional paid-in capital                            638,229       607,883
     Retained earnings                                   1,128,339     1,173,755
                                                        ----------    ----------

         Total stockholders' equity                      1,766,885     1,781,957
                                                        ----------    ----------

                                                        $1,976,946    $2,017,074
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

                                                                          Six Months Ended
                                                                      --------------------------
                                                                      December 30,  December 31,
                                                                         2001           2000
                                                                       ---------     ---------
Cash flow from operating activities:

     Net income                                                        $  91,115     $ 216,936
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                      21,472        14,756
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                       12,321       (31,567)
         Decrease (increase) in inventories                               (2,415)           (7)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                      (3,273)      (10,983)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                     (20,495)       70,817
         Tax benefit from stock option transactions                       18,405        36,040
         Increase (decrease) in deferred income                           (4,561)       12,102
                                                                       ---------     ---------

     Cash provided by operating activities                               112,569       308,094
                                                                       ---------     ---------

Cash flow from investing activities:

     Purchase of short-term investments                                 (590,084)     (751,323)
     Proceeds from sales and maturities of short-term investments        466,680       651,860
     Purchase of property, plant and equipment                           (14,078)      (86,946)
                                                                       ---------     ---------
     Cash used in investing activities                                  (137,482)     (186,409)
                                                                       ---------     ---------

Cash flow from financing activities:

     Issuance of common stock under employee stock plans                  18,628        20,195
     Stock repurchase                                                   (117,780)      (52,297)
     Payment of cash dividends                                           (25,440)      (18,959)
                                                                       ---------     ---------
     Cash used in financing activities                                  (124,592)      (51,061)
                                                                       ---------     ---------

Increase (decrease) in cash and cash equivalents                        (149,505)       70,624

Cash and cash equivalents, beginning of period                           321,106       230,455
                                                                       ---------     ---------

Cash and cash equivalents, end of period                               $ 171,601     $ 301,079
                                                                       =========     =========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                           $   3,815     $   5,458
                                                                       =========     =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months and six months ended December 30, 2001 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 1, 2001 included in the Company's Annual Report to Stockholders. The accompanying balance sheet at July 1, 2001 has been derived from audited financial statements as of that date. There were no material differences between comprehensive income and net income for all periods presented. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

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

                                      Three Months Ended              Six Months Ended
                                      ------------------              ----------------
                                  December 30,   December 31,    December 30,   December 31,
                                      2001          2000             2001          2000
                                    --------      --------         --------      --------
Numerator - Net income              $ 45,965      $114,758         $ 91,115      $216,936
                                    --------      --------         --------      --------

Denominator for basic earnings
per share - weighted average
shares                               316,749       316,478          317,470       316,130

Effect of dilutive securities -
employee stock options                11,569        16,467           11,806        17,003
                                    --------      --------         --------      --------

Denominator for diluted
earnings per share                   328,318       332,945          329,276       333,133
                                    --------      --------         --------      --------

Basic earnings per share            $   0.15      $   0.36         $   0.29      $   0.69
                                    ========      ========         ========      ========

Diluted earnings per share          $   0.14      $   0.34         $   0.28      $   0.65
                                    ========      ========         ========      ========

4.   Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for our fiscal year beginning July 1, 2002. The Company does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The table below states the income statement items for the three and six months ended December 30, 2001 and December 31, 2000 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim period ended December 30, 2001 to the corresponding period from the prior fiscal year:

                                          Three Months Ended                              Six Months Ended
                              -----------------------------------------       --------------------------------------------

                              December 30,    December 31,     Increase/      December 30,     December 31,    Increase/
                                  2001            2000        (Decrease)          2001             2000        (Decrease)
Net sales                        100.0%          100.0%          (53.1%)          100.0%          100.0%          (50.8%)
Cost of sales                     29.8            23.7           (40.9)            30.4            23.8           (37.1)
                                 -----           -----                            -----           -----
    Gross profit                  70.2            76.3           (56.9)            69.6            76.2           (55.1)
                                 -----           -----                            -----           -----

Expenses:
    Research & development        16.0             9.9           (24.0)            15.8            10.2           (24.0)
    Selling, general &
          administrative          11.7             9.4           (42.3)            12.6             9.2           (32.5)
                                 -----           -----                            -----           -----
                                  27.6            19.3           (33.0)            28.4            19.4           (28.0)
                                 -----           -----                            -----           -----
Operating income                  42.6            57.0           (65.0)            41.2            56.8           (64.3)
Interest income                   10.8             6.4           (21.0)            11.9             6.4            (7.3)
                                 -----           -----                            -----           -----
Income before income taxes        53.4%           63.4%          (60.5)            53.2%           63.2%          (58.6)
                                 =====           =====                            =====           =====

Effective tax rates               29.0%           30.0%                            29.0%           30.0%
                                 =====           =====                            =====           =====

         Net sales for the quarter ended December 30, 2001 were $121.3 million, a decrease of $137.2 million or 53.1% from net sales for the same quarter of the previous year. This decrease in sales was substantially due to lower unit shipments and marginally due to a slight decrease in the average selling price. Sales decreased significantly in all geographic areas, led by the United States. Domestic sales were approximately 37% of net sales for the second quarter of fiscal 2002 and international sales were approximately 63%. International geographies as a percent of worldwide net sales were Europe 19%, Japan 12% and rest of world 32% which is primarily Asia excluding Japan. Relative to end-market applications, sales decreased over the prior year's quarter in each of the Company's three major end-markets: communications, computer and industrial.

         Net sales for the six months ended December 30, 2001 decreased $249.2 million or 50.8% from net sales for the same period of the previous year. This decrease in sales was due to lower unit shipments. Sales decreased in all geographic areas, particularly the United States, and in all major end-market applications, led by communications.

         To partially offset the impact of reduced sales on net profits for the second quarter and first six months of fiscal 2002, respectively, the Company reduced its variable expenses primarily in the area of compensation. This was achieved by decreasing profit sharing and by having plant shutdowns of one week per month. The amounts involved were approximately $24.0 million for the three months ended and $44.0 million for the six months ended December 30, 2001.

         Gross profit decreased $112.2 million or 56.9% and $206.0 million or 55.1% for the second quarter and first six months of fiscal 2002, respectively, over the corresponding periods in fiscal 2001. The decrease in gross profit as a percentage of net sales was primarily due to absorbing fixed costs over a smaller sales base and an increase in inventory reserves. This impact was partially offset by a reduction in compensation costs as discussed above.

         Research and development ("R&D") expenses decreased by $6.1 million or 24% and $12.0 million or 24% for the second quarter and first six months of fiscal 2002, respectively, as compared to the same periods in fiscal 2001. The decrease in R&D expenses compared to the prior year periods was mainly due to a decrease in compensation costs as discussed above, which is partially offset by increased mask costs and test wafer expenses.

         Selling, general and administrative expenses ("SG&A") decreased by $10.4 million or 42.3% and $14.6 million or 32.5% for the second quarter and first six months of fiscal 2002, respectively, as compared to the same periods in fiscal 2001. The decrease in SG&A expenses compared to the prior year periods was primarily due to a decrease in compensation costs, lower commissions resulting from the decrease in sales, and reductions in variable costs in areas such as legal and communications.

         Interest income was $13.1 million and $28.8 million for the second quarter and first six months of fiscal 2002, a decrease of $3.5 million and $2.3 million respectively, from the corresponding periods of fiscal 2001. The average cash equivalent and short-term investment balance increased by $177.3 million, but this was more than offset by a decline in average interest rates related to our cash equivalents and short-term investments.

         The Company's effective tax rate for the second quarter and the first six months of fiscal 2002 was 29%, down from 30% in fiscal 2001. The lower tax rate was primarily due to increased business activity in jurisdictions with lower tax rates.

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

         The Company, as with other semiconductor companies, has seen a significant decrease in net bookings from levels experienced this quarter last year. Business has been weaker in all geographic areas, especially North America and in all major end markets, especially the networking communications area. However, at the end of this second quarter the Company experienced some modest improvements across all end markets in the booking rate. Consequently, the Company currently estimates that its sales and profits for the third quarter of fiscal 2002 will improve moderately, 3%-5% over the amounts just achieved in the second quarter. Nevertheless, although the market is currently undergoing some severe adjustments, the Company believes that the longer-term prospects for both the market and the Company are excellent.

         The Company has two wafer fabrication operations in Milpitas, California, one processing 4-inch diameter wafers and a new one processing 6-inch diameter wafers. The 6-inch line was planned as a replacement of the 4-inch line. Consequently, in January, the Company will discontinue production in the 4-inch line. Related severance costs and equipment and inventory write downs had been previously anticipated and provided for in the financial statements and, therefore, will not require any special one-time charge in the income statement.

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

Liquidity and Capital Resources

         At December 30, 2001, cash, cash equivalents and short-term investments totaled $1,523.0 million, and working capital was $1,518.0 million.

         During the first six months of fiscal 2002, the Company generated $112.6 million of cash from operating activities. Additionally, the Company generated $18.6 million in proceeds from common stock issued under employee stock plans.

         During the first six months of fiscal 2002, significant cash expenditures included net purchases of short-term investments of $123.4 million, and $14.1 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication, assembly and test facilities. The Company also purchased back $117.8 million of its common stock and paid $25.4 million for cash dividends to stockholders representing $0.04 per share per quarter. The payment of future dividends will be based on quarterly financial performance.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

         At December 30, 2001, the Company's cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company's short-term investments consisted of commercial paper, federal agency and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

PART II.      OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company, held on November 7, 2001, in Milpitas, California, the stockholders elected members of the Company's Board of Directors, and ratified the Company's proposal to appoint Ernst & Young LLP as independent auditors.

The vote for nominated directors was as follows:

NOMINEE                          FOR                    WITHHELD
-------                          ---                    --------

Robert H. Swanson, Jr.       249,641,817                34,316,161
David S. Lee                 279,277,256                 4,680,810
Leo T. McCarthy              279,244,186                 4,713,880
Richard M. Moley             279,270,783                 4,687,283
Thomas S. Volpe              279,267,350                 4,690,716

The vote to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal 2002 was as follows:

     FOR                      AGAINST                   ABSTAIN
     ---                      -------                   -------

   282,174,362                788,509                   955,195

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

                                           LINEAR TECHNOLOGY CORPORATION

DATE:  February 11, 2002                   BY    /s/Paul Coghlan
                                                 -------------------------------
                                                 Paul Coghlan
                                                 Vice President, Finance &
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)