Form 10-Q
period 2002-03-31
LINEAR TECHNOLOGY CORP /CA/
filed 2002-05-14
CIK 791907

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                 Yes [X] No [ ]

         There were 317,401,650 shares of the Registrant's Common Stock issued and outstanding as of April 26, 2002.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                   THREE AND NINE MONTHS ENDED MARCH 31, 2002

                                      INDEX

                                                                                   Page
                                                                                   ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the             3
                      three and nine months ended March 31, 2002 and
                      April 1, 2001

                      Condensed Consolidated Balance Sheets at March 31, 2002       4-5
                      and July 1, 2001

                      Condensed Consolidated  Statements of Cash Flows for the        6
                      nine months ended March 31, 2002 and April 1, 2001

                      Notes to Condensed Consolidated Financial Statements            7

           Item 2.    Management's Discussion and Analysis of Financial            8-10
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk     10


Part II:   Other Information

           Item 6.    Exhibits and Reports on Form 8-K                               11

Signatures                                                                           12

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                          LINEAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                      Three Months Ended                   Nine Months Ended
                                                      ------------------                   -----------------

                                                  March 31,         April 1,          March 31,         April 1,
                                                    2002              2001              2002              2001
                                                  --------          --------          --------          --------

Net sales                                         $130,155          $282,021          $371,525          $772,612

Cost of sales                                       34,518            65,192           107,898           181,814
                                                  --------          --------          --------          --------

     Gross profit                                   95,637           216,829           263,627           590,798
                                                  --------          --------          --------          --------

Expenses:

     Research and development                       20,127            28,532            58,318            78,766

     Selling, general and administrative            15,565            25,460            45,870            70,382
                                                  --------          --------          --------          --------

                                                    35,692            53,992           104,188           149,148
                                                  --------          --------          --------          --------

Operating income                                    59,945           162,837           159,439           441,650

Interest income                                     12,562            16,738            41,399            47,834
                                                  --------          --------          --------          --------

Income before income taxes                          72,507           179,575           200,838           489,484

Provision for income taxes                          21,027            53,872            58,243           146,845
                                                  --------          --------          --------          --------

Net income                                        $ 51,480          $125,703          $142,595          $342,639
                                                  ========          ========          ========          ========

Basic earnings per share                          $   0.16          $   0.40          $   0.45          $   1.08
                                                  ========          ========          ========          ========

Shares used in the calculation
    of basic earnings per share                    317,136           317,098           317,359           316,453
                                                  ========          ========          ========          ========


Diluted earnings per share                        $   0.16          $   0.38          $   0.43          $   1.03
                                                  ========          ========          ========          ========

Shares used in the calculation of diluted
    earnings per share                             328,526           331,801           329,026           332,689
                                                  ========          ========          ========          ========

Cash dividends per share                          $   0.04          $   0.03          $   0.12          $   0.09
                                                  ========          ========          ========          ========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                              March 31,                    July 1,
                                                                2002                        2001
                                                             -----------                -----------
                                                             (unaudited)                  (audited)

Current assets:
     Cash and cash equivalents                               $   204,066                $   321,106
     Short-term investments                                    1,335,540                  1,227,896
     Accounts receivable, net of allowance for
       doubtful accounts of $1,303 ($803 at
       July 1, 2001)                                              81,441                     89,836
     Inventories:
       Raw materials                                               3,275                      6,990
       Work-in-process                                            21,917                     14,090
       Finished goods                                              2,150                      4,512
                                                             -----------                -----------

         Total inventories                                        27,342                     25,592

     Deferred tax assets                                          46,875                     43,482
     Prepaid expenses and other current assets                    20,731                     19,936
                                                             -----------                -----------

         Total current assets                                  1,715,995                  1,727,848
                                                             -----------                -----------

Property, plant and equipment, at cost:
     Land, building and improvements                             137,114                    136,978
     Manufacturing and test equipment                            332,954                    316,501
     Office furniture and equipment                                3,343                      3,343
                                                             -----------                -----------

                                                                 473,411                    456,822
     Less accumulated depreciation and
     amortization                                               (202,963)                  (167,596)
                                                             -----------                -----------

     Net property, plant and equipment                           270,448                    289,226
                                                             -----------                -----------

                                                             $ 1,986,443                $ 2,017,074
                                                             ===========                ===========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                              March 31,                    July 1,
                                                                2002                        2001
                                                             -----------                -----------
                                                             (unaudited)                  (audited)

   Current liabilities:
        Accounts payable                                        $ 6,917                   $ 10,615
        Accrued payroll and related benefits                     25,817                     65,930
        Deferred income on shipments to distributors             46,673                     44,481
        Income taxes payable                                     66,922                     51,335
        Other accrued liabilities                                19,655                     29,863
                                                             ----------                 ----------

            Total current liabilities                           165,984                    202,224

   Deferred tax liabilities                                      31,392                     32,893

   Stockholders' equity:
        Preferred stock, $0.001 par value, 2,000 shares
            authorized; none issued or outstanding                  --                        --
        Common stock, $0.001 par value per share,
            2,000,000 shares authorized; 317,148
            shares issued and outstanding at
            March 31, 2002 (318,908 shares
            at July 1, 2001)                                        317                        319
        Additional paid-in capital                              656,864                    607,883
        Retained earnings                                     1,131,886                  1,173,755
                                                             ----------                 ----------

            Total stockholders' equity                        1,789,067                  1,781,957
                                                             ----------                 ----------

                                                             $1,986,443                 $2,017,074
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

                                                                             Nine Months Ended
                                                                     ----------------------------------
                                                                      March 31,              April 1,
                                                                        2002                   2001
                                                                     -----------            -----------

Cash flow from operating activities:
     Net income                                                      $   142,595            $   342,639
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                      35,367                 25,375
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                        8,395                (51,593)
         Decrease (increase) in inventories                               (1,750)                (1,058)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                      (4,188)                (9,678)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                     (38,432)                15,681
         Tax benefit from stock option transactions                       29,348                 73,080
         Increase (decrease) in deferred income                            2,192                 17,348
         Increase (decrease) in deferred tax liabilities                  (1,501)                  --
                                                                     -----------            -----------
     Cash provided by operating activities                               172,026                411,794
                                                                     -----------            -----------

Cash flow from investing activities:
     Purchase of short-term investments                                 (758,285)            (1,216,810)
     Proceeds from sales and maturities of short-term investments        650,641              1,070,970
     Purchase of property, plant and equipment                           (16,589)              (105,147)
                                                                     -----------            -----------
     Cash used in investing activities                                  (124,233)              (250,987)
                                                                     -----------            -----------

Cash flow from financing activities:
     Issuance of common stock under employee stock plans                  28,334                 38,937
     Purchase of common stock                                           (155,033)               (63,259)
     Payment of cash dividends                                           (38,134)               (28,449)
                                                                     -----------            -----------
     Cash used in financing activities                                  (164,833)               (52,771)
                                                                     -----------            -----------

Increase (decrease) in cash and cash equivalents                        (117,040)               108,036

Cash and cash equivalents, beginning of period                           321,106                230,455
                                                                     -----------            -----------

Cash and cash equivalents, end of period                             $   204,066            $   338,491
                                                                     ===========            ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                         $    17,940            $    52,112
                                                                     ===========            ===========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months and nine months ended March 31, 2002 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 1, 2001 included in the Company's Annual Report to Stockholders. The accompanying balance sheet at July 1, 2001 has been derived from audited financial statements as of that date. There were no material differences between comprehensive income and net income for all periods presented. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

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

                                             Three Months Ended                     Nine Months Ended
                                              -----------------                     -----------------
                                         March 31,          April 1,           March 31,          April 1,
                                           2002               2001               2002               2001
                                         --------           --------           --------           --------

Numerator - Net income                   $ 51,480           $125,703           $142,595           $342,639
                                         ========           ========           ========           ========

Denominator for basic earnings
per share - weighted average
shares                                    317,136            317,098            317,359            316,453

Effect of dilutive securities -
employee stock options                     11,390             14,703             11,667             16,236
                                         --------           --------           --------           --------

Denominator for diluted
earnings per share                        328,526            331,801            329,026            332,689
                                         ========           ========           ========           ========

Basic earnings per share                 $   0.16           $   0.40           $   0.45           $   1.08
                                         ========           ========           ========           ========

Diluted earnings per share               $   0.16           $   0.38           $   0.43           $   1.03
                                         ========           ========           ========           ========

4.   Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", addressing financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for our fiscal year beginning July 1, 2002. The Company does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations. The shutdown of the Company's 4-inch wafer fabrication facility in January 2002 did not result in any impairment charges as the charges had been previously anticipated and provided for in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The table below states the income statement items for the three and nine months ended March 31, 2002 and April 1, 2001 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended March 31, 2002 to the corresponding periods from the prior fiscal year:

                                                 Three Months Ended                                  Nine Months Ended
                                 ---------------------------------------------------    --------------------------------------------

                                    March 31,          April 1,         Increase/          March 31,       April 1,      Increase/
                                      2002               2001          (Decrease)            2002            2001       (Decrease)

Net sales                              100.0%            100.0%          (53.8%)           100.0%           100.0%        (51.9%)
Cost of sales                           26.5              23.1           (47.1)             29.0             23.5         (40.7)
                                      ------            ------                            ------           ------
    Gross profit                        73.5              76.9           (55.9)             71.0             76.5         (55.4)
                                      ------            ------                            ------           ------

Expenses:
    Research & development              15.5              10.1           (29.5)             15.7             10.2         (26.0)
    Selling, general &
       administrative                   12.0               9.0           (38.9)             12.3              9.1         (34.8)
                                      ------            ------                            ------           ------
                                        27.5              19.1           (33.9)             28.0             19.3         (30.1)
                                      ------            ------                            ------           ------
Operating income                        46.0              57.7           (63.2)             43.0             57.2         (63.9)
Interest income                          9.7               5.9           (24.9)             11.1              6.2         (13.5)
                                      ------            ------                            ------           ------
Income before income taxes              55.7%             63.7%          (59.6)             54.1%            63.4%        (59.0)
                                      ======            ======                            ======           ======

Effective tax rates                     29.0%             30.0%                             29.0%            30.0%
                                      ======            ======                            ======           ======

         Net sales for the quarter ended March 31, 2002 were $130.2 million, a decrease of $151.9 million or 53.8% from net sales for the same quarter of the previous year. This decrease in sales was substantially due to lower unit shipments and marginally due to a slight decrease in the average selling price. Sales decreased in all geographic areas, led by the United States. Domestic sales were approximately 36% of net sales for the third quarter of fiscal 2002 and international sales were approximately 64%. International geographies as a percent of worldwide net sales were Europe 21%, Japan 10% and rest of world 33% which is primarily Asia excluding Japan. The Company's major end-market applications are communications, industrial and computer. Sales decreased from the prior year's quarter in all end-market applications, led by communications.

         Net sales for the nine months ended March 31, 2002 decreased $401.1 million or 51.9% from net sales for the same period of the previous year. This decrease in sales was primarily due to lower unit shipments and marginally due to a slight decrease in the average selling price. Sales decreased in all geographic areas, particularly the United States, and in all major end-markets, led by communications.

         To partially offset the impact of reduced sales on net profits for the third quarter and for the first nine months of fiscal 2002, respectively, the Company reduced its variable expenses primarily in the area of compensation.
This  was  achieved  by  lower  profit   sharing  and  by  plant   shutdowns  of
approximately one week per month. The related savings in compensation were approximately $23.7 million for the three months ended and $67.7 million for the nine months ended March 31, 2002. Additionally, in January 2002 the Company discontinued production in its oldest 4-inch wafer fabrication plant. The related ongoing labor savings from the closure of the 4-inch plant were approximately $3.0 million per quarter. The associated severance costs and equipment and inventory write-downs had been previously provided for in past financial statements and, therefore, no special one-time charges were required.

         Gross profit decreased $121.2 million or 55.9% and $327.2 million or 55.4% for the third quarter and first nine months of fiscal 2002, respectively, over the corresponding periods in fiscal 2001. The decrease in gross profit as a percentage of net sales was primarily due to absorbing fixed costs over a smaller sales base and an increase in inventory reserves. This impact was partially offset by a reduction in compensation costs and the shutdown of our 4-inch production plant as discussed above.

         Research and development ("R&D") expenses decreased by $8.4 million or 29.5% and $20.4 million or 26% for the third quarter and first nine months of fiscal 2002, respectively, as compared to the same periods in fiscal 2001. The decrease in R&D expense compared to the prior year periods was due to a decrease in compensation costs as discussed above.

         Selling, general and administrative expenses ("SG&A") decreased by $9.9 million or 38.9% and $24.5 million or 34.8% for the third quarter and first nine months of fiscal 2002, respectively, as compared to the same periods in fiscal 2001. The decrease in SG&A expenses compared to the prior year periods was due to a decrease in compensation costs, lower commissions resulting from the decrease in sales, and a reduction in legal expenses.

         Interest income was $12.6 million and $41.4 million for the third quarter and first nine months of fiscal 2002, a decrease of $4.2 million and $6.4 million, respectively, over the corresponding periods of fiscal 2001. The interest income earned on the increase in the Company's cash equivalents and short-term investment balance was more than offset by a decline in the average interest rates from period to period.

         Income before income taxes as a percentage of sales was 55.7% for the three month period ending March 31, 2002 and 54.1% for the nine month period ending March 31, 2002 compared with 63.7% and 63.4% respectively for the prior year comparable periods. The decrease from the prior years periods was the result of lower sales offset by a reduction in spending by the Company.

         The Company's effective tax rate for the third quarter and the first nine months of fiscal 2002 was 29.0%, down from 30.0% in fiscal 2001. The lower tax rate is due to increased business activity in jurisdictions with lower tax rates and an increase in tax-exempt interest income as a percentage of total interest income.

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

         Although the market in general and the Company in particular have undergone some severe contraction in the first nine months of fiscal 2002, the Company believes that the longer-term prospects for both the market and the Company are excellent. Within the last quarter net bookings have increased across all major geographical areas and all major end-markets from the previous quarter within the current fiscal year. However, the Company's backlog, while improving, is still low, and global economic and political conditions continue to be tenuous. Therefore, confidently and accurately forecasting future financial results remains difficult. However, based on analysis of the data available, the Company believes excess inventory of products at its customers continues to be worked off and the Company expects bookings to continue to improve. Consequently, the Company currently estimates that its sales and profits for the fourth quarter of fiscal 2002 will improve, 8%-10% over the amounts just achieved in the third quarter.

         Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products are critical factors influencing future sales growth and sustained profitability. The Company's headquarters and a portion of its manufacturing facilities and research and development activities and certain other critical business operations are located near major earthquake fault lines in California. Consequently the Company could be adversely affected in the event of a major earthquake.

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

Liquidity and Capital Resources

         At March 31, 2002, cash, cash equivalents and short-term investments totaled $1,539.6 million, and working capital was $1,550.0 million.

         During the first nine months of fiscal 2002, the Company generated $172.0 million of cash from operating activities. Additionally, the Company generated $28.3 million in proceeds from common stock issued under employee stock option and stock purchase plans.

         During the first nine months of fiscal 2002, significant cash expenditures included net purchases of short-term investments of $107.6 million and $16.6 million for the purchase of capital assets, primarily manufacturing equipment for the Company's fabrication, assembly and test facilities. The Company also paid $155.0 million to repurchase 4.5 million shares of its common stock and $38.1 million for cash dividends to stockholders representing $0.04 per share per quarter. In April 2002, the Company's Board of Directors declared an increase in the quarterly cash dividend to $0.05 per share to be paid during the June quarter of fiscal 2002. The payment of future dividends will be based on quarterly financial performance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         At March 31, 2002, the Company's cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company's short-term investments consisted of commercial paper, municipal bonds, federal agency and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

      On December 17, 2001, the Board of Directors of the Registrant approved employment agreements with four of its executive officers.

      10.50 Robert H. Swanson, Jr. Employment Agreement dated January 15, 2002 between the Registrant and Robert H. Swanson, Jr.

      10.51 Clive B. Davies Employment Agreement dated January 15, 2002 between the Registrant and Clive B. Davies.

      10.52 Paul Coghlan Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan.

      10.53 Robert C. Dobkin Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin.


b)       Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LINEAR TECHNOLOGY CORPORATION

DATE:  May 14, 2002                        BY    /s/Paul Coghlan
                                                 ----------------------------
                                                 Paul Coghlan
                                                 Vice President, Finance &
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

                          LINEAR TECHNOLOGY CORPORATION
                                INDEX TO EXHIBITS

      10.50 Robert H. Swanson, Jr. Employment Agreement dated January 15, 2002 between the Registrant and Robert H. Swanson, Jr.

      10.51 Clive B. Davies Employment Agreement dated January 15, 2002 between the Registrant and Clive B. Davies.

      10.52 Paul Coghlan Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan.

      10.53 Robert C. Dobkin Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin.