Form 10-K
period 2002-06-30
LINEAR TECHNOLOGY CORP /CA/
filed 2002-09-18
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                         Commission File Number. 0-14864

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

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Pare Value

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $7,388,044,304.00 as of September 9, 2002, based upon the closing sale price on the Nasdaq National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 314,384,864 shares of the Registrant's common stock issued and outstanding as of September 9, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Items 1 and 2 of Part I and Items 5, 6, 7, 7A and 8 of Part II incorporate information by reference from Exhibit 13.1 to this Form 10-K which contains certain information included in Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2002.

(2) Items 10, 11 and 12 of Part III incorporate information by reference from the definitive proxy statement (the "2002 Proxy Statement") for the Annual Meeting of Stockholders to be held on November 6, 2002.

                                     PART I

Item 1.        Business

Except for historical information contained in this annual report on Form 10-K, certain statements set forth herein, including certain statements in this Item 1, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders for the Company's products, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," variations of such words and similar expressions are intended to identify such forward looking statements.

General

         Linear Technology Corporation (together with its consolidated subsidiaries, "Linear Technology" or the "Company") designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, cellular telephones, networking products such as optical switches, notebook and desktop computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and MP3 players, complex medical devices, automotive electronics, factory automation, process control, and military and space systems. The Company was organized and incorporated in 1981 by a management team with significant experience in the design, manufacture and marketing of linear circuits. During fiscal year 2001, the Company reincorporated from California to Delaware. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

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

         Radio Frequency Circuits - These circuits include mixers, modulators, demodulators, amplifiers, drivers, and power detectors and controllers. They are used in wireless and cable infrastructure, cellphones, and wireless data communications.

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

         Linear circuits are used in various applications including telecommunications, cellular telephones, networking products such as optical switches, notebook and desktop computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and MP3 players, complex medical devices, automotive electronics, factory automation, process control, and military and space systems. The Company focuses its product development and marketing efforts on high performance applications where the Company believes it can position itself competitively with respect to product performance and functional value.

The following table sets forth, examples of product families by end market application and end-market:

Market                End Applications/Products                                 Example Product Families
                                                                        --
Industrial             Flow or rate metering                             |
                       Position/pressure/                                |
                       temperature sensing and control                   |
                       Robotics                                          |
                       Energy management                                 |
                       Process control data communication                |
                       Network and factory automation                    |
                       Security and surveillance systems                 |
                       Curve tracers                                     |      Data acquisition products
                       Logic analyzers                                   |      High performance operational
                       Multimeters                                       |      amplifiers
                       Oscilloscopes                                     |      Interface (RS 485/232) products
                       Test equipment                                    |      Instrumentation amplifiers
                       Voltmeters                                        |      Line drivers
                       Network analyzers                                 |      Line receivers
                       Scales                                            |      Precision comparators
                       Analytic instruments                              |      Precision voltage references
                       Gas chromatic graphs                              |      Monolithic filters
                       EKG, CAT scanners                                 |      Switching voltage regulators
                       DNA analysis                                      |      Voltage references
                       Blood analyzers                                   |      Hot swap circuits
                                                                         |      DC-DC converters
Space/Military         Communications                                    |
and Automotive         Satellite                                         |
                       Guidance and navigation systems                   |
                       Displays                                          |
                       Firing control                                    |
                       Ground support equipment                          |
                       Radar systems                                     |
                       Sonar systems                                     |
                       Surveillance equipment                            |
                       GPS                                               |
                       Entertainment                                     |
                       Safety systems                                    |
                       Suspension systems                              __|
                                                                        --
Communications         Cellular phones (CDMA/WCDMA/GPRS/3G)              |      DC - DC converters
                       Cellular basestations                             |      V.35 transceiver
                       Pagers                                            |      High-speed amplifiers
                       Modems/fax machines                               |      Line drivers
                       PBX switches                                      |      Line receivers
                       GPS systems                                       |      Low noise operational amplifiers
                       Optical networking                                |      Micropower products
                       ADSL modems                                       |      Power management
                       Channel service unit/data service unit            |      Switched capacitor filters
                       Cable modems                                      |      Voltage references
                       Internet appliances                               |      Voltage regulators
                       Servers                                           |      Data acquisition products
                       Routers                                           |      Hot Swap controllers
                       Switches                                          |      Multi-protocol circuits
                                                                         |      Thermal Electric Cooler
                                                                         |      Power Amplifier Control
                                                                         |      Modulators/Demodulators
                                                                         |      Battery Chargers
                                                                       __|      Multi-Phase Switching Regulators


                                                                       --
Computer               Communications/interface modems                   |      Battery charging
                       Disk drives                                       |      DC - DC converters
                       Notebook computers                                |      Data acquisition products
                       Desktop computers                                 |      Hot Swap controllers
                       Workstations                                      |      Line drivers
                       LCD displays/monitors                             |      Line receivers
                       Plotters/printers                                 |      Low drop out linear regulators
                       Digital still cameras                             |      Micropower products
                       Power supplies                                    |      Multi-Phase Switching Regulators
                       Handheld PCs                                      |      PCMCIA power switching
                       Battery chargers                                  |      Power management
                       Video/multimedia                                  |
                       MP3 players                                       |
                       PDAs                                              |
                       Pet Robots                                      __|


Marketing and customers

         The Company markets its products worldwide, through a direct sales staff, electronics distributors, and a small network of independent sales representatives, to a broad range of customers in diverse industries. Within the United States, in late fiscal 2001, the Company transitioned its sales effort from a network of independent sales representatives primarily to a direct sales staff. Additionally in fiscal 2001 the Company reduced its number of large national distributors from two to one. The Company sells to over 15,000 Original Equipment Manufacturer (OEM) customers directly and/or through the sales distributor channel. Distributor and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements. Of the Company's domestic distributors, one domestic distributor accounted for 16% of net sales and 17% of accounts receivable during fiscal 2002, and 12% of net sales and 13% of accounts receivable during fiscal 2001, two distributors accounted for approximately 14% and 11% of net sales in fiscal 2000. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of net sales for fiscal 2002, 2001 or 2000.

         The Company's sales organization is divided into domestic and international regions, with sales offices located in the following metropolitan areas: Seattle, Baltimore, Denver, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, San Jose, Los Angeles, Irvine, San Diego, Huntsville, Minneapolis, Cleveland, Portland, London, Stockholm, Helsinki, Ascheberg, Munich, Stuttgart, Paris, Lyon, Tokyo, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing and Shanghai. The Company's products typically require a sophisticated technical sales effort.

         The Company has agreements with 4 independent sales representatives in the United States and 2 in Canada. Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 2 independent distributors in North America, 5 in Europe, 2 in Japan, 2 each in China and Taiwan, and 1 each in Korea, Singapore, Malaysia, Thailand, South Africa, Philippines, India, Israel, Australia, and New Zealand. The Company's distributors purchase the Company's products for resale to customers. Additionally, domestic distributors often sell competitors' products. Under certain agreements, the Company's domestic distributors are entitled to price protection on inventory if the Company lowers the prices of its products. The agreements also generally permit distributors to exchange up to 3% of purchases on a semi-annual basis. See Note 1 of Notes to Consolidated Financial Statements incorporated herein by reference to Exhibit 13.1 of this Form 10-K, which contains certain information included in the Company's 2002 Annual Report to Stockholders.

         During fiscal 2002, 2001 and 2000, export sales were primarily to Europe, Japan and Asia and represented approximately 64%, 54% and 54% of net sales, respectively. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. A strengthening of the dollar in relation to other currencies may, however, create pricing pressure. Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.

         The Company's backlog of released and firm orders was approximately $46.1 million at June 30, 2002 as compared with $71.5 million at July 1, 2001. In addition to its backlog, the Company had $28.8 million of products sold to and held by domestic distributors at June 30, 2002 as compared to $31.8 million at July 1, 2001. Generally, shipments to domestic distributors are not recognized as sales until the distributor has sold the products to its customers. The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months. Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty. Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month. The ordering practices of many semiconductor customers has shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates in concert with the Company's lead times. Also, the Company's agreements with certain distributors provide for price protection. Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

Manufacturing

         The Company's wafer fabrication and manufacturing facilities are located in Milpitas, California ("Hillview") and Camas, Washington ("Camas"). Each facility was built to Company specifications to support a number of sophisticated process technologies and to satisfy rigorous quality assurance and reliability requirements of United States military specifications and major worldwide OEM customers. All of the Company's manufacturing facilities have received ISO 9001/ISO 9002 certification.

         The Company's wafer fabrication facility located in Camas, Washington commenced manufacturing operations in the second half of fiscal 1997, the facility is used to produce six-inch diameter wafers for use in the production of the Company's devices. In fiscal 1999, the Company added 40,000 square feet to the Camas facility and during fiscal 2001 the Company purchased an additional
16.5 acres adjacent to its Camas facility for future expansion. The Company's Hillview facility located in Milpitas, California was completed in fiscal 2001. Production for this six-inch wafer fabrication plant commenced in the third quarter of fiscal 2001. The Company currently uses similar manufacturing processes in both its Hillview and Camas facilities. During fiscal 2002, the Company discontinued production in its oldest 4-inch wafer fabrication plant located at the Milpitas, California headquarters.

         The Company's basic process technologies include high speed bipolar, high gain, low noise bipolar, radio frequency bipolar, silicon gate complementary metal-oxide semiconductor ("CMOS") and BiCMOS processes. The Company also has two proprietary complementary bipolar processes. The Company's bipolar processes are typically used in linear circuits where high voltages, high power, high frequency, low noise or effective component matching is necessary. The Company's proprietary silicon gate CMOS processes provide switch characteristics required for many linear circuit functions, as well as an efficient mechanism for combining linear and digital circuits on the same chip. The Company's CMOS processes were developed to address the specific requirements of linear circuit functions. The complementary bipolar processes were developed to address higher speed analog functions. The Company's basic processes can be combined with a number of adjunct processes to create a diversity of IC components. A minor portion of the Company's wafer manufacturing, particularly very small features size CMOS products, is done at an independent foundry.

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

         The Company is certified to comply with the ISO 9001/9002 international quality standard and QS 9000 automotive quality standard. This certification covers the Company's design, manufacturing and service organizations and is an important standard especially in the European marketplace. The Company has received MIL-PRF-38535 Qualified Manufacturers Listing (QML) certification for military products from DSCC.

         Processed wafers are sent to either the Company's assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in October 1994 and services approximately 60% to 90% of the Company's assembly requirements for plastic packages. The Company completed an extension of approximately 75,000 square feet to the Penang facility in late fiscal 2000. Significant assembly subcontractors used by the Company are Carsem(M) Sdn, Carsem Semiconductor Sdn and Unisem(M) Sdn located in

Malaysia. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

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

         Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal 2003.

Patents, licenses and trademarks

         The Company has been awarded over 166 United States and International patents, and has filed 103 additional patent applications. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

Risks and Competition

         In addition to the risks discussed below and elsewhere in this "Business section", see the "Factors Affecting Future Operating Results" section included in Exhibit 13.1-3, "Management's Discussion and Analysis," for further discussion of other risks and uncertainties that may affect the business.

Semiconductor Industry

         The semiconductor market has historically been cyclical and subject to significant economic downturns at various times, including the recent decline in demand experienced during fiscal 2002. Many OEM customers have significant excess inventories in their channels thus making it difficult for the Company to know real end user demand. The cyclical nature of the semiconductor industry may cause the Company to experience substantial period-to-period fluctuations in results of operations.

         Typically, the Company's ability to meet its revenue goals and projections is dependent to a large extent on the orders it receives from its customers within the period. Historically, the Company has maintained low lead times, which have enabled customers to place orders close to their true needs for product. In defining its goals and projections the Company considers inventory on hand, backlog, production cycles and expected order patterns from customers. If the Company's estimates in these areas become inaccurate, it may not be able to meet its revenue goals and projections. In addition, some customers require the Company to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even some, of the product.

         The semiconductor industry is characterized by rapid technological change, price erosion, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies, and significant expenditures for capital equipment and product development. New product introductions are a critical factor for future sales growth and sustained profitability. Although the Company believes that the high performance segment of the linear circuit market is generally less affected by price erosion or by significant expenditures for capital equipment and product development than other semiconductor market sectors, future operating results may reflect substantial period to period fluctuations due to these or other factors.

Manufacturing

         The Company relies on its internal manufacturing facilities located in California and Washington to fabricate most of its wafers; however, the Company is dependent on outside silicon foundries for a small portion of its wafer fabrication. The Company could be adversely affected in the event of a major earthquake, which could cause temporary loss of capacity, loss of raw materials, and damage to manufacturing equipment. Additionally the Company relies on its internal and external assembly and testing facilities located in Singapore and Malaysia. The Company is subject to economic and political risks inherent to international operations, including changes in local governmental policies, currency fluctuations, transportation delays and the imposition of export controls or increased import tariffs. The Company could be adversely affected if any such changes are applicable to the Company's foreign operations.

         The Company's manufacturing yields are a function of product design and process technology, both of which are developed by the Company. The manufacture and design of integrated circuits is highly complex. To the extent the Company does not achieve acceptable manufacturing yields or there are delays in wafer fabrication, its results of operations could be adversely affected.


Litigation

         The Company is subject to various legal proceedings arising out of a wide range of matters, including, among others, patent suits and employment claims. From time to time, as is typical in the semiconductor industry, the Company receives notice from third parties alleging that the Company's products or processes infringe such third parties' intellectual property rights. If the Company is unable to obtain a necessary license, and one or more of its products or processes is determined to infringe any such intellectual property rights of others, a court might enjoin the Company from further manufacture and/or sale of the affected products. In that case, the Company would need to reengineer the affected products or processes in such a way as to avoid the alleged infringement, which may or may not be possible. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a portion of the Company's products, a reduction or the elimination of the value of related inventories, and/or the assessment of a substantial monetary award for damages related to past sales. The Company does not believe that the current suits will have a material impact on its business or financial condition. However, current lawsuits and any future lawsuits will divert resources and could result in the payment of substantial damages. See "Item 3. Legal Proceedings."


Key Personnel

         The Company's performance is substantially dependent on the performance of the executive officers and key employees. The loss of the services of the key officers, technical personnel or other key employees could harm the business. The success of the Company depends on its ability to identify, hire, train, develop and retain highly qualified technical and managerial personnel. Failure to attract and retain the necessary technical and managerial personnel could harm the Company.

Competition

         Linear Technology competes in the high performance segment of the linear market. The Company's competitors include Analog Devices, Inc., Maxim Integrated Products, Inc., Motorola, Inc., Micrel Inc., National Semiconductor Corporation and Texas Instruments, Inc. Competition among manufacturers of linear integrated circuits is intense, and certain of the Company's competitors may have significantly greater financial, technical, manufacturing and marketing resources than the Company. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. The Company believes it competes favorably with respect to these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

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

         As of June 30, 2002, the Company had 681 employees involved in research, development and engineering related functions of which 336 employees are engaged in new product design. The Company had 214 employees engaged in new product design at its Milpitas headquarters as well as 14 employees at its Singapore design center, 46 employees at its Boston design center, 24 employees at its Colorado design center, 12 employees at its New Hampshire design center, 11 employees at its Raleigh design center which opened in fiscal 2000, 7 employees at its Santa Barbara design center which opened in fiscal 2001, and 8 at its Burlington design center which opened in fiscal 2002.

         For the fiscal years 2002, 2001, and 2000, the Company spent approximately $79.8 million, $102.5 million, and $78.3 million, respectively, on research and development. The reduction in expenses in 2002 from 2001 was due primarily to a reduction in profit sharing expense. Headcount in total R&D personnel increased from 670 in fiscal 2001 to 681 in fiscal 2002. Within R&D the number of actual circuit designers increased from 139 to 161 in fiscal 2002.

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

Employees

         As of June 30, 2002, the Company had 2,691 employees, including 256 in marketing and sales, 681 in research, development and engineering related functions, 1,664 in manufacturing and production, and 90 in management, administration and finance. The Company's success depends upon a number of key employees, the loss of whom could adversely impact the Company. The Company believes that its future success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. In the San Jose/Silicon Valley area, where the Company's principal facilities are located, competition for such employees is intense.

         The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

         The executive officers of the Company, and their ages as of September 9, 2002, are as follows:

Name                            Age              Position
----                            ---              --------
Robert H. Swanson, Jr...........64               Chairman and Chief Executive Officer
Clive B. Davies.................59               President
Paul Chantalat..................52               Vice President Quality and Reliability
Paul Coghlan....................57               Vice President of Finance and Chief Financial Officer
Robert C. Dobkin................58               Vice President of Engineering and Chief Technical Officer
Lothar Maier....................47               Vice President and Chief Operating Officer
Richard Nickson.................52               Vice President of North American Sales
David A. Quarles................36               Vice President of International Sales
David B. Bell...................46               Vice President and General Manager, Power Business Unit
William Gross...................53               Vice President and General Manager, Signal Conditioning Unit
Robert Reay.....................41               Vice President and General Manager, Mixed Signal Business Unit
Arthur F. Schneiderman..........60               Secretary

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

         Dr. Davies has served as President since April 1999 and as Vice President and Chief Operating Officer from January 1989 to April 1999. From July 1982 to January 1989, Dr. Davies held the position of Vice President of Quality, Reliability and Customer Service. From April 1971 to July 1982, he was employed in various positions at National, including Group Director for Advanced Technology, Group Managing Director of the Singapore and Hong Kong Manufacturing Operations and Business Director of Standard Linear Integrated Circuit Operations. Dr. Davies received a B.Sc. (Honors) in Physics in 1964 and a Ph.D. in Physics in 1967 from the University of Reading, England.

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

         Mr. Nickson has served as Vice President of North American Sales since October 2001. From February 1998 until July 2001, he was European Sales Director. From August 1993 until January 1998, he held the position of Northwest Area Sales Manager. From April 1991 to August 1993, he was President and Co-founder of Focus Technical Sales. From August 1983 to April 1991, he served with National Semiconductor in various positions where his most recent position was Vice President of North American Sales. Mr. Nickson was Founder and President of Micro-Tex, Inc. from June 1980 to August 1983. Prior to 1980, Mr. Nickson spent seven years in semiconductor sales, including four years with Texas Instruments. He received a B.S. in Mathematics from Illinois Institute of Technology in 1971.

         Mr. Quarles has served as Vice President of International Sales since August 2001. From October 2000 to August 2001 he held the position of Director of Marketing. From July 1996 to September 2000 he held the position of Director of Asia-Pacific Sales stationed in Singapore. From June 1991 to July 1996 he worked as a Sales Engineer and later as District Sales Manager for the Bay Area sales team. Prior to Linear, Mr. Quarles worked two years as a Sales Engineer at National Semiconductor. Mr. Quarles received a BS in Electrical Engineering in 1988 from Cornell University.

         Mr. Bell has served as Vice President and General Manager of the Power Business Unit since January 2002 and as General Manager of the Power Business Unit since February 1999. From June 1994 to January 1999 he held the position of Manager of Strategic Product Development. From July 1991 to May 1994 he was employed as Director of Electrical Engineering at IDEO Product Development. Prior to July 1991 Mr. Bell was employed in various management and engineering positions at Bell Associates, Inc., Sydis, Inc., and Hewlett Packard, Inc. Mr. Bell has a BS degree in Electrical Engineering from the Massachusetts Institute of Technology.

         Mr. Gross has served as Vice President and General Manager of the Signal Conditioning Business Unit since January 2002 and as General Manager of the Signal Conditioning Business Unit since February 1999. He held the position of Design Manager from July 1989 to February 1999 responsible for amplifiers, comparators and voltage references. Previously he was Design Manager at Elantec from January 1984 to June 1989. From January 1973 to December 1983 he held several positions at National Semiconductor, including Design Engineer and Design Manager of the Japan Design Center. Mr. Gross received a BS in electronics engineering from California Polytechnic University in 1971 and a MS in electrical engineering from University of Arizona in 1973.

         Mr. Reay has served as Vice President and General Manager of the Mixed Signal Business Unit since January 2002 and as General Manager of the Mixed Signal Business Units since November 2000. From January 1992 to October 2000 he was the Design Engineering Manager responsible for a variety of product families including interface, supervisors, battery chargers and hot swap controllers. Mr. Reay joined Linear Technology in April 1988 as a design engineer after spending four years at GE Intersil. Mr. Reay received a B.S. and M.S. in electrical engineering from Stanford University in 1984.

         Mr. Schneiderman has served as Secretary of the Company since September 1981. He is an attorney and a member of the law firm of Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, general counsel to the Company.

Item 2.  Properties

         At the Company's headquarter campus in Milpitas, California, the Company owns the land and 3 buildings of approximately 41,000, 42,000 and 70,000 square feet, respectively. These buildings are used for support services engineering, prototype testing of new products and worldwide headquarters. Additionally in the same campus the Company leases 60,000 and 31,000 square foot buildings used primarily for circuit design activities and future expansion. During fiscal 1999, the Company purchased a 96,000 square foot building near its headquarter campus in Milpitas, California. This building was converted to a new six-inch wafer fabrication plant completed during the first half of fiscal 2001, with production commencing during the third quarter of fiscal 2001.

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

         In 1994, the Company opened a 55,000 square foot assembly plant in Penang, Malaysia. The Company has a 60-year lease on the land where the plant was constructed. In fiscal 1999, the Company purchased a 23,400 square foot building adjacent to its existing facility. The Company demolished the acquired building, and built a 75,000 square foot extension to its existing facility on the site.

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

         The Company leases design facilities located in: Bedford, New Hampshire, Raleigh, North Carolina, Burlington, Vermont and Santa Barbara, California. In fiscal 2002, the Company purchased land in Colorado Springs, Colorado and constructed a new 20,000 square foot design center. In fiscal 1999, the Company purchased land in the Boston metropolitan area and constructed a new 20,000 square foot design and sales office. In fiscal 2002, the Company added 10,000 square feet to this facility. The Company leases sales offices in the areas of Bellevue, Baltimore, Denver, Milpitas, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, Milpitas, Los Angeles, Irvine, San Diego, Huntsville, Minneapolis, Cleveland, Portland, London, Stockholm, Helsinki, Ascheberg, Munich, Stuttgart, Paris, Lyon, Tokyo, Osaka, Taipei, Singapore, Seoul, Hong Kong and Shanghai. See Note 3 of Notes to Consolidated Financial Statements incorporated herein by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Company's 2002 Annual Report to Stockholders.

Item 3.  Legal Proceedings

         To protect its intellectual property, and in particular its patent rights, the Company has been the plaintiff in various patent infringement lawsuits. The defendants' responses to litigation initiated by the Company have in certain cases included counterclaims or separate actions alleging infringement by the Company of unrelated patents owned by the defendant. One such instance has arisen in which Texas Instruments, Inc. (TI) filed suit against the Company on January 6, 2001, in federal court in Texas. This suit alleges that certain semiconductor manufacturing equipment, purchased by the Company from independent third party suppliers and used by the Company in its manufacturing processes, infringed three patents owned by TI. The suit seeks unspecified monetary damages and injunctive relief. In the course of defending the lawsuit brought by TI, the Company has filed third-party complaints against the manufacturers of the allegedly infringing equipment, seeking indemnity and alleging breach of contract, breach of warranty, fraud, and unfair business practices. While the Company believes that resolution of these actions should not have a material effect on the Company's financial position, it can give no assurances that it will prevail in them.

Item 4.  Submission of Matter to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.   Market for the  Registrant's  Common Equity and Related  Stockholder
          Matters

         The information required by the Item is incorporated herein by reference to the section entitled "Quarterly Results and Stock Market Data" of
Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 2002 Annual Report to Stockholders.

Item 6.  Selected Financial Data

         The information required by the Item is incorporated herein by reference to the section entitled "Selected Financial Information/Five-Year Trend" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 2002 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by the Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 2002 Annual Report to Stockholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         The information required by the Item is incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" of Exhibit 13.1 to this Form 10-K which contains certain information included in the Registrant's 2002 Annual Report to Stockholders.

Item 8.  Financial Statements and Supplementary Data

         Consolidated Financial Statements of Linear Technology at June 30, 2002 and July 1, 2001 and for each of the three years in the period ended June 30, 2002, the report of Ernst & Young LLP, independent auditors, thereon and unaudited quarterly financial data for the two year period ended June 30, 2002 are incorporated herein by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's 2002 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information required by this item for the Company's directors is incorporated herein by reference to the 2002 Proxy Statement, under the caption "Proposal One - Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

         Incorporated by reference to the 2002 Proxy Statement, under the section titled "Executive Officer Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Incorporated by reference to the 2002 Proxy Statement, under the section titled "Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners" and "Securities Authorized for Issuance Under Equity Compensation Plans."

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

(b)   Reports on Form 8-K.

          No reports on Form 8-K were required to be filed for the three months ended June 30, 2002.

(c)   Exhibits

3.1      Certificate of Incorporation of Registrant. (9)

3.3      Bylaws of Registrant. (9)

10.1     1981 Incentive Stock Option Plan, as amended,  and form of Stock Option
         Agreements,   as   amended   (including   Restricted   Stock   Purchase
         Agreement).(*)(3)

10.11    Agreement   to  Build  and  Lease   dated   January  8,  1986   between
         Callahan-Pentz Properties, McCarthy Six and the Registrant.(1)

10.25 1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.(*)(2)

10.35    1988 Stock Option  Plan,  as amended,  form of  Incentive  Stock Option
         Agreement,   as  amended,   and  form  of  Non-statutory  Stock  Option
         Agreement, as amended.(*)(6)

10.36    Form of Indemnification Agreement. (9)

10.45 Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(4)

10.46 Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (5)

10.47 1996 Incentive Stock Option Plan, form of Incentive Stock Option Agreement and form of Nonstatutory Stock Option Agreement.(*) (7)

10.48    1996 Senior Executive Bonus Plan, as amended July 25, 2000.(*) (8)

10.49 2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement.(*)

10.50 Employment Agreement dated January 15, 2002 between the Registrant and Robert H. Swanson, Jr. (*) (10)

10.51 Employment Agreement dated January 15, 2002 between the Registrant and Clive B. Davies. (*) (10)

10.52 Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (10)

10.53 Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin. (*) (10)

11.1     Computation of earnings per share.  (see Exhibit 13.1).

13.1 Certain information included in the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 2002.

21.1     Subsidiaries of Registrant.

23.1     Consent of Ernst & Young LLP, Independent Auditors.

24.1     Power of Attorney. (see page 19)

99.1 Certification of Robert H. Swanson Jr. and Paul Coghlan Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(7) Incorporated by reference to Exhibits 4.1 and 4.2 of the Registrant's Registration Statement on Form S-8 filed with the Commission on July 30, 1999.

(8) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 2, 2000.

(9) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits," of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 2001.

(10) Incorporated by reference to identically numbered exhibit filed in response to Item 6 "Exhibits and reports on Form 8-K," of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

                          LINEAR TECHNOLOGY CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Item 14(a)1)


                                                                 Page Reference
                                                                 to Exhibit 13.1

Consolidated balance sheets at June 30, 2002 and July 1, 2001    E13.1-8

Consolidated statements of income for each of the three
years in the period ended June 30, 2002                          E13.1-7

Consolidated statements of stockholders' equity for each of
the three years in the period ended June 30, 2002                E13.1-10

Consolidated statements of cash flows for each of the three
years in the period ended June 30, 2002                          E13.1-9

Notes to consolidated financial statements                       E13.1-11 to
                                                                 E13.1-18

Report of Ernst & Young LLP, independent auditors                E13.1-19

         The Consolidated Financial Statements listed in the above index are hereby incorporated by reference to Exhibit 13.1 of this Form 10-K which contains certain information included in the Registrant's Annual Report to Stockholders for the year ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LINEAR TECHNOLOGY CORPORATION
                                  (Registrant)

                         By: /s/ Robert H. Swanson, Jr.
                         ------------------------------
                             Robert H. Swanson, Jr.
                            Chairman of the Board and
                             Chief Executive Officer
                               September 18, 2002


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

/s/ Robert H. Swanson, Jr.            /s/ Paul Coghlan
--------------------------            ----------------
Robert H. Swanson, Jr.                Paul Coghlan
Chairman of the Board and             Vice President of Finance and Chief
Chief Executive Officer               Financial Officer (Principal Financial
(Principal Executive Officer)         Officer and Principal Accounting Officer)
September 18, 2002                    September 18, 2002

/s/ David S. Lee                      /s/ Thomas S. Volpe
----------------                      -------------------
David S. Lee                          Thomas S. Volpe
Director                              Director
September 18, 2002                    September 18, 2002

/s/ Leo T. McCarthy                   /s/ Richard M. Moley
-------------------                   --------------------
Leo T. McCarthy                       Richard M. Moley
Director                              Director
September 18, 2002                    September 18, 2002

                                 CERTIFICATIONS

I, Robert H. Swanson, Jr. certify that:

1. I have reviewed this annual report on Form 10-K of Linear Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 18, 2002

                                           /s/ Robert H. Swanson, Jr.
                                           -----------------------------------
                                           Robert H. Swanson, Jr.
                                           Chairman of the Board and Chief
                                           Executive Officer (Principal
                                           Executive Officer)


I, Paul Coghlan, certify that:

1. I have reviewed this annual report on Form 10-K of Linear Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 18, 2002

                                           /s/ Paul Coghlan
                                           -----------------------------------
                                           Paul Coghlan
                                           Vice President of Finance and
                                           Chief Financial Officer (Principal
                                           Financial Officer and Principal
                                           Accounting Officer)

                                                                     SCHEDULE II



                          LINEAR TECHNOLOGY CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                                   Additions
                                                  Balance at       Charged to                        Balance at
                                                  Beginning        Costs and                           End of
                                                  of Period        Expenses         Deductions(1)      Period
                                                  ----------       ----------       -------------    ----------
Allowance for doubtful accounts:

Year ended July 2, 2000..................             $803            $ --              $ --            $803
                                                      ====            ====              ====            ====

Year ended July 1, 2001..................             $803            $ --              $ --            $803
                                                      ====            ====              ====            ====

Year ended June 30, 2002.................             $803            $800              $301          $1,302
                                                      ====            ====              ====          ======

                                           (1) Write-offs of doubtful accounts.