Form 10-Q
period 2002-09-29
LINEAR TECHNOLOGY CORP /CA/
filed 2002-11-13
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-14864


                          LINEAR TECHNOLOGY CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                    94-2778785
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)


                            1630 McCarthy Boulevard
                           Milpitas, California 95035
                                 (408) 432-1900
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE AND TELEPHONE NUMER)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes [X]    No [ ]


         There were 311,993,114 shares of the Registrant's Common Stock issued and outstanding as of October 25, 2002.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 29, 2002


                                      INDEX

                                                                                                Page
                                                                                                ----

Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the                       3
                      three months ended September 29, 2002 and September 30, 2001

                      Condensed Consolidated Balance Sheets at September 29, 2002               4-5
                      and June 30, 2002

                      Condensed Consolidated Statements of Cash Flows for the                   6
                      three months ended September 29, 2002 and September 30, 2001

                      Notes to Condensed Consolidated Financial Statements                      7-8

           Item 2.    Management's Discussion and Analysis of Financial                         9-11
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                11

           Item 4.    Controls and Procedures                                                   11

Part II:   Other Information

           Item 6.    Exhibits and Reports on Form 8-K                                          12

Signatures:                                                                                     13

Certification of Chief Executive Officer                                                        14

Certification of Chief Financial Officer                                                        15

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                          LINEAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                    September 29,  September 30,
                                                        2002            2001
                                                      --------        --------

Net sales                                             $142,011        $120,104

Cost of sales                                           36,568          37,247
                                                      --------        --------

      Gross profit                                     105,443          82,857
                                                      --------        --------
Expenses:

      Research and development                          23,074          18,822

      Selling, general and administrative               16,947          16,158
                                                      --------        --------

                                                        40,021          34,980
                                                      --------        --------

         Operating income                               65,422          47,877

Interest income                                         10,355          15,714
                                                      --------        --------

         Income before income taxes                     75,777          63,591

Provision for income taxes                              21,975          18,441
                                                      --------        --------

         Net income                                   $ 53,802        $ 45,150
                                                      ========        ========

Basic earnings per share                              $   0.17        $   0.14
                                                      ========        ========
Shares used in the calculation of basic earnings
    per share                                          314,190         318,191
                                                      ========        ========

Diluted earnings per share                            $   0.17        $   0.14
                                                      ========        ========
Shares used in the calculation of diluted
    earnings per share                                 322,253         330,234
                                                      ========        ========

Cash dividends per share                              $   0.05        $   0.04
                                                      ========        ========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                               September 29,          June 30,
                                                                    2002                2002
                                                                -----------         -----------
                                                                (unaudited)          (audited)
    Current assets:
         Cash and cash equivalents                              $   187,382         $   211,706
         Short-term investments                                   1,282,550           1,340,324
         Accounts receivable, net of allowance for
           doubtful accounts of $1,602 ($1,302 at
           June 30, 2002)                                            93,075              81,447
         Inventories:
           Raw materials                                              3,190               2,997
           Work-in-process                                           23,994              22,941
           Finished goods                                             3,576               3,004
                                                                -----------         -----------

             Total inventories                                       30,760              28,942

         Deferred tax assets                                         43,754              43,754
         Prepaid expenses and other current assets                   17,949              21,408
                                                                -----------         -----------

             Total current assets                                 1,655,470           1,727,581
                                                                -----------         -----------
    Property, plant and equipment, at cost:
         Land, building and improvements                            141,635             140,468
         Manufacturing and test equipment                           324,912             326,388
         Office furniture and equipment                               3,384               3,384
                                                                -----------         -----------

                                                                    469,931             470,240

    Less accumulated depreciation and amortization                 (219,210)           (209,388)
                                                                -----------         -----------

             Net property, plant and equipment                      250,721             260,852
                                                                -----------         -----------

             Total assets                                       $ 1,906,191         $ 1,988,433
                                                                ===========         ===========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                  September 29,        June 30,
                                                                      2002              2002
                                                                   ----------        ----------
                                                                   (unaudited)        (audited)
   Current liabilities:
        Accounts payable                                           $    6,614        $    5,098
        Accrued payroll and related benefits                           27,065            36,517
        Deferred income on shipments to distributors                   47,364            46,168
        Income taxes payable                                           67,833            63,354
        Other accrued liabilities                                      17,516            17,860
                                                                   ----------        ----------

            Total current liabilities                                 166,392           168,997
                                                                   ----------        ----------

   Deferred tax liabilities                                            37,982            37,982
   Commitments and contingencies
   Stockholders' equity:
        Preferred stock, $0.001 par value, 2,000 shares
            shares authorized; none issued or outstanding                --                --
        Common stock, $0.001 par value, 2,000,000
            shares authorized; 311,775
            shares issued and outstanding at
            September 29, 2002 (316,150 shares
            at June 30, 2002)                                             312               316
        Additional paid-in capital                                    669,566           672,600
        Retained earnings                                           1,031,939         1,108,538
                                                                   ----------        ----------

            Total stockholders' equity                              1,701,817         1,781,454
                                                                   ----------        ----------

            Total liabilities and stockholders' equity             $1,906,191        $1,988,433
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

                                                                         Three Months Ended
                                                                  -------------------------------
                                                                  September 29,     September 30,
                                                                      2002              2001
                                                                    ---------         ---------
Cash flow from operating activities:
     Net income                                                     $  53,802         $  45,150
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                   11,570            10,611
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                   (11,628)            6,945
         Decrease (increase) in inventories                            (1,818)           (2,305)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                    3,459            (1,388)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                   (3,801)          (30,487)
         Tax benefit from stock option transactions                     3,613             9,466
         Increase (decrease) in deferred income                         1,196            (3,375)
                                                                    ---------         ---------
       Cash provided by operating activities                           56,393            34,617
                                                                    ---------         ---------
Cash flow from investing activities:
       Purchase of short-term investments                             (98,539)         (376,783)
       Proceeds from sales and maturities of short-term
         investments                                                  156,313           279,508
       Purchase of property, plant and equipment                       (1,439)           (7,060)
                                                                    ---------         ---------
     Cash provided by (used in) investing activities                   56,335          (104,335)
                                                                    ---------         ---------
Cash flow from financing activities:
       Issuance of common stock under employee stock plans              3,716             5,907
       Stock repurchase                                              (125,017)         (114,785)
       Payment of cash dividends                                      (15,751)          (12,777)
                                                                    ---------         ---------
     Cash (used in) financing activities                             (137,052)         (121,655)
                                                                    ---------         ---------

(Decrease) in cash and cash equivalents                               (24,324)         (191,373)

Cash and cash equivalents, beginning of period                        211,706           321,106
                                                                    ---------         ---------

Cash and cash equivalents, end of period                            $ 187,382         $ 129,733
                                                                    =========         =========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                        $  13,825         $     493
                                                                    =========         =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended September 29, 2002 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 30, 2002 included in the Company's Annual Report to Stockholders. The accompanying balance sheet at June 30, 2002 has been derived from audited financial statements as of that date. There were no material differences between comprehensive income and net income for all periods presented. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal years 2003 and 2002 are 52 week years.

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

                                                                         Three Months Ended
                                                                         ------------------
                                                                  September 29,      September 30,
                                                                      2002               2001
                                                                ------------------  -----------------

          Numerator - Net income                                     $ 53,802           $ 45,150
                                                                     --------           --------

          Denominator for basic earnings per share - weighted
          average shares                                              314,190            318,191

          Effect of dilutive securities - employee stock
          options                                                       8,063             12,043
                                                                     --------           --------

          Denominator for diluted earnings per share                  322,253            330,234
                                                                     --------           --------

          Basic earnings per share                                   $   0.17           $   0.14
                                                                     ========           ========

          Diluted earnings per share                                 $   0.17           $   0.14
                                                                     ========           ========

4.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142.) SFAS 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted SFAS 142 on July 1, 2002. The adoption of SFAS 142 did not have a material impact on the Company's financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143.) SFAS 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The Company adopted SFAS 143 on July 1, 2002. The adoption of SFAS 143 did not have a material impact on the Company's financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144.) SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company adopted SFAS 144 on July 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146.) SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The Company does not expect that the adoption of SFAS 146 will have a significant effect on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Critical Accounting Policies

         Management believes there have been no significant changes to the Company's critical accounting policies during the quarter ended September 29, 2002 as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended June 30, 2002.


Results of Operations

         The table below states the income statement items for the three months ended September 29, 2002 and September 30, 2001 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim period ended September 29, 2002 to the corresponding period from the prior fiscal year:

                                                                    Three Months Ended
                                                      -------------------------------------------------
                                                      September 29,     September 30,      Increase/
                                                          2002              2001          (Decrease)
                                                          ----              ----          ----------

          Net sales                                        100.0%          100.0%              18%
          Cost of sales                                     25.8            31.0               (2)
                                                           -----           -----
                  Gross profit                              74.2            69.0               27
                                                           -----           -----

          Expenses:
                Research and development                    16.2            15.7               23
                Selling, general, and administrative        11.9            13.4                5
                                                           -----           -----
                                                            28.1            29.1               14
                                                           -----           -----
                  Operating income                          46.1            39.9               37
          Interest income                                    7.3            13.0              (34)
                                                           -----           -----
                  Income before income taxes                53.4%           52.9%              19
                                                           =====           =====

          Effective tax rates                               29.0%           29.0%
                                                           =====           =====

         Net sales for the quarter ended September 29, 2002 were $142.0 million, an increase of $21.9 million or 18% over net sales for the same quarter of the previous year. The increase in sales was due to higher unit shipments and was partially offset by a decrease in the average selling price. Sales increased in all geographic areas, led by international growth in Asia and Europe. Domestic sales were approximately 34% of net sales for the first quarter of fiscal 2003 compared to 39% for the first quarter of fiscal 2002. International sales were approximately 66% of net sales for the first quarter of fiscal 2003 compared to 61% for the first quarter of fiscal 2002. For the first quarter of fiscal 2003 international geographies as a percent of worldwide net sales were Europe 21%, Japan 14% and rest of world 31% which is primarily Asia excluding Japan. For the first quarter of fiscal 2002 international geographies as a percent of worldwide net sales were Europe 19%, Japan 14% and rest of world 28%. Relative to end-market applications, sales increased over the same quarter of the previous year in each of the Company's four major end-markets: communications, computer, industrial, auto and military.

         During the first quarter of fiscal 2002, the Company had a reduction in workforce associated with the closing of the Company's oldest wafer fabrication plant in Milpitas, California. Additionally, the entire Company had shutdowns of one week per month in the first quarter of fiscal 2002, which resulted in a reduction in labor costs throughout the cost of sales and operating expense lines. Since net sales for the first quarter of fiscal 2003 increased over sales for the same quarter of the prior fiscal year these shutdowns were no longer required except for the wafer fabrication plant in Camas, Washington.

         Gross profit increased $22.6 million or 27% in the first quarter of fiscal 2003 over the corresponding period in fiscal 2002. The increase in gross profit as a percentage of net sales was primarily due to the favorable effect of fixed costs allocated across a higher sales base as well as a reduction in headcount expenses from the previous fiscal year as discussed in the previous paragraph. These impacts were partially offset by an increase in profit sharing. The decrease in average selling price referred to above did not have a commensurate effect on gross margin since most of the reduction was due to a change in product mix as the Company has had increased sales in products with smaller die and package types, which have a smaller average selling price but also lower costs.

         Research and development ("R&D") expenses increased by $4.3 million or 23% for the first quarter of fiscal 2003, as compared to the same period in fiscal 2002. The increase in R&D expenses compared to the prior year period was due to increases in labor related expenses primarily related to increases in engineering headcount, increases in profit sharing and having no shutdowns during the period as explained in the above paragraph. Mask costs related to new product development also contributed to the increase.

         Selling, general and administrative expenses ("SG&A") increased by $0.8 million or 5% for the first quarter of fiscal 2003, as compared to the same period in fiscal 2002. The increase in SG&A expenses compared to the prior year period was due primarily to an increase in compensation costs as a result of no shutdowns during the period and an increase in commissions due to higher sales.

         Interest income was $10.4 million for the first quarter of fiscal 2003, a decrease of $5.4 million or 34% from the corresponding period of fiscal 2002. The decrease in interest income was primarily due to the 1.4% decrease in the average interest rate earned on the Company's cash and short term investment balance. The decrease in the interest rate was the result of the Federal Funds rate dropping from the mid 3.0% range in the first quarter of fiscal 2002 to 1.75% in the first quarter of fiscal 2003. Secondly, the decrease in interest income was due to a slight decrease in the average cash and investment balance resulting from stock repurchases since last year.

         The Company's effective tax rate for the first quarter of fiscal 2003 and 2002 was 29%. The tax rate is the result of business activity in foreign jurisdictions with lower tax rates and tax-exempt interest income.

Factors Affecting Future Operating Results

         Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below and in our 10-K for the fiscal year ended June 30, 2002.

         The quarter just completed had similar financial results to the previous quarter and grew over the same quarter in the prior fiscal year. The Company's backlog coming out of the first quarter of fiscal 2003 remained similar to the fourth quarter of fiscal 2002, which is still low by historic standards, but within a range that the Company has operated under in the past year. The conditions external to the Company remain unchanged, as general global economic and political conditions remain causes for concern. The Company is well positioned in some new programs at customers, particularly internationally, that are expected to ramp up in the December and following quarters. The Company expects the progress internationally will be somewhat offset by a slowness domestically. Consequently, when weighing all the factors of good positioning in new programs, responsive lead times, and customer conservatism in response to sluggish economic data, the Company estimates that sales and profits in the current quarter will be similar to or slightly up from the September quarter.

         Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products, as well as exposure related to patent infringement suits brought against the Company are factors that can influence future sales growth and sustained profitability. The
Company's headquarters and a portion of its manufacturing facilities and research and development activities and certain other critical business operations are located near major earthquake fault lines in California, consequently, the Company could be adversely affected in the event of a major earthquake.

         Although the Company believes that it has the product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability could be significantly affected by the above and other factors. Additionally, the Company's common stock could be subject to
significant   price  volatility  should  sales  and/or  earnings  fail  to meet expectations of the investment community. Furthermore, stocks of high technology companies are subject to extreme price and volume fluctuations that are often unrelated or disproportionate to the operating performance of these companies.

Liquidity and Capital Resources

         At  September  29,  2002,   cash,   cash   equivalents  and  short-term
investments totaled $1,469.9 million, and working capital was $1,489.1 million.

         Accounts receivable totaled $93.1 million at the end of the first quarter of fiscal 2003, an increase of $11.6 million from the fourth quarter of fiscal 2002. The Company shipped $5.0 million more to US distribution than what was recorded in sales, as the Company does not recognize a sale on shipments to this channel until the distributor ships out the product to its end customer. Secondly, the shipment profile in every summer quarter involves more shipments in September than in the vacation months of July and August. Compared with the similar quarter in the prior fiscal year, day sales outstanding (DSO) in accounts receivable decreased from 63 days to 60 days.

         During the first three months of fiscal 2003, the Company generated $56.4 million of cash from operating activities and $3.7 million in proceeds from common stock issued under employee stock plans. Additionally, net proceeds from the purchase, sale and maturity of short-term investments totaled $57.8 million.

         During the first three months of fiscal 2003, significant cash expenditures included repurchasing $125.0 million of common stock, paying $15.8 million in cash dividends to stockholders representing $0.05 per share per quarter, and spending $1.4 million for the purchase of capital assets. The payment of future dividends will be based on quarterly financial performance.

         As of September 29, 2002, the Company had no off-balance sheet financing arrangements or activities other than minimal levels of operating leases for facilities and equipment.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the 10-K for the fiscal year ended June 30, 2002. There have been no material changes in the market risk affecting Linear since the filing of the 10-K for fiscal 2002. At September 29, 2002, the Company's cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company's short-term investments consisted of commercial paper, municipal bonds, federal agency and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the
Securities   Exchange  Act  of  1934  (the  "Exchange  Act").  Based  upon  that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

(b) Changes in internal controls

There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           a) Exhibits:

              Exhibit 99.1 Certification of Robert H. Swanson Jr. and Paul Coghlan Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

           b) Reports on Form 8-K:

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LINEAR TECHNOLOGY CORPORATION

DATE:   November 13, 2002              BY    /s/Paul Coghlan
                                             -----------------------------------
                                             Paul Coghlan
                                             Vice President, Finance &
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                 CERTIFICATIONS

I, Robert H. Swanson, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Linear Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                /s/ Robert H. Swanson, Jr.
                                                --------------------------
                                                Robert H. Swanson, Jr.
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

I, Paul Coghlan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Linear Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                /s/ Paul Coghlan
                                                ----------------
                                                Paul Coghlan
                                                Vice President of Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)