Form 10-Q
period 2002-12-29
LINEAR TECHNOLOGY CORP /CA/
filed 2003-01-31
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X] No [ ]

         There were 312,859,787 shares of the Registrant's Common Stock issued and outstanding as of January 24, 2003.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                  THREE AND SIX MONTHS ENDED DECEMBER 29, 2002


                                      INDEX

                                                                                                Page
                                                                                                ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the                       3
                      three and six months ended December 29, 2002 and December 30, 2001

                      Condensed Consolidated Balance Sheets at December 29, 2002                4-5
                      and June 30, 2002

                      Condensed Consolidated Statements of Cash Flows for the                   6
                      six months ended December 29, 2002 and December 30, 2001

                      Notes to Condensed Consolidated Financial Statements                      7-8

           Item 2.    Management's Discussion and Analysis of Financial                         9-11
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                11

           Item 4.     Controls and Procedures                                                  12

Part II:   Other Information

           Item 5.    Submission of Matters to a Vote of Security Holders                       13

           Item 6.    Exhibits and Reports on Form 8-K                                          13


Signatures:                                                                                     14

Certification of Chief Executive Officer                                                        15

Certification of Chief Financial Officer                                                        16

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                          LINEAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                                      Three Months Ended                    Six Months Ended
                                                                   --------------------------          --------------------------
                                                                 December 29,      December 30,       December 29,      December 30,
                                                                     2002              2001              2002              2001
                                                                   --------          --------          --------          --------
Net sales                                                          $145,045          $121,266          $287,056          $241,370

Cost of sales                                                        38,653            36,133            75,221            73,380
                                                                   --------          --------          --------          --------

    Gross profit                                                    106,392            85,133           211,835           167,990
                                                                   --------          --------          --------          --------

Expenses:

    Research and development                                         21,331            19,369            44,405            38,191

    Selling, general and administrative                              16,482            14,147            33,429            30,305
                                                                   --------          --------          --------          --------

                                                                     37,813            33,516            77,834            68,496
                                                                   --------          --------          --------          --------

       Operating income                                              68,579            51,617           134,001            99,494

Interest income                                                      10,524            13,123            20,879            28,837
                                                                   --------          --------          --------          --------

       Income before income taxes                                    79,103            64,740           154,880           128,331

Provision for income taxes                                           22,940            18,775            44,915            37,216
                                                                   --------          --------          --------          --------

       Net income                                                  $ 56,163          $ 45,965          $109,965          $ 91,115
                                                                   ========          ========          ========          ========

Basic earnings per share                                           $   0.18          $   0.15          $   0.35          $   0.29
                                                                   ========          ========          ========          ========

Shares used in the calculation
    of basic earnings per share                                     312,581           316,749           313,386           317,470
                                                                   ========          ========          ========          ========


Diluted earnings per share                                         $   0.18          $   0.14          $   0.34          $   0.28
                                                                   ========          ========          ========          ========

Shares used in the calculation of diluted
    earnings per share                                              320,556           328,318           321,405           329,276
                                                                   ========          ========          ========          ========

Cash dividends per share                                           $   0.05          $   0.04          $   0.10          $   0.08
                                                                   ========          ========          ========          ========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)


                                                     December 29,     June 30,
                                                        2002           2002
                                                     -----------    -----------
                                                    (unaudited)      (audited)

Current assets:
     Cash and cash equivalents                       $   197,576    $   211,706
     Short-term investments                            1,351,222      1,340,324
     Accounts receivable, net of allowance for
       doubtful accounts of $1,363 ($1,302 at
       June 30, 2002)                                     91,813         81,447
     Inventories:
       Raw materials                                       3,348          2,997
       Work-in-process                                    24,469         22,941
       Finished goods                                      3,135          3,004
                                                     -----------    -----------

         Total inventories                                30,952         28,942

     Deferred tax assets                                  43,754         43,754
     Prepaid expenses and other current assets            21,116         21,408
                                                     -----------    -----------

         Total current assets                          1,736,433      1,727,581
                                                     -----------    -----------

Property, plant and equipment, at cost:
     Land, building and improvements                     141,917        140,468
     Manufacturing and test equipment                    324,937        326,388
     Office furniture and equipment                        3,399          3,384
                                                     -----------    -----------

                                                         470,253        470,240

Less accumulated depreciation and amortization          (228,663)      (209,388)
                                                     -----------    -----------

         Net property, plant and equipment               241,590        260,852
                                                     -----------    -----------

         Total assets                                $ 1,978,023    $ 1,988,433
                                                     ===========    ===========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                         December 29,  June 30,
                                                            2002        2002
                                                         ----------   ----------
                                                        (unaudited)   (audited)

Current liabilities:
     Accounts payable                                    $    6,360   $    5,098
     Accrued payroll and related benefits                    33,943       36,517
     Deferred income on shipments to distributors            45,799       46,168
     Income taxes payable                                    43,371       63,354
     Other accrued liabilities                               18,621       17,860
                                                         ----------   ----------

         Total current liabilities                          148,094      168,997
                                                         ----------   ----------

Deferred tax liabilities                                     43,485       37,982
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $0.001 par value, 2,000 shares
         shares authorized; none issued or outstanding         --           --
     Common stock, $0.001 par value, 2,000,000
         shares authorized; 313,408
         shares issued and outstanding at
         December 29, 2002 (316,150 shares
         at June 30, 2002)                                      313          316
     Additional paid-in capital                             699,357      672,600
     Accumulated other comprehensive income                  15,600         --
     Retained earnings                                    1,071,174    1,108,538
                                                         ----------   ----------

         Total stockholders' equity                       1,786,444    1,781,454
                                                         ----------   ----------

         Total liabilities and stockholders' equity      $1,978,023   $1,988,433
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


                                                                                                           Six Months Ended
                                                                                                   --------------------------------
                                                                                                 December 29,           December 30,
                                                                                                     2002                   2001
                                                                                                   ---------              ---------
Cash flow from operating activities:
     Net income                                                                                    $ 109,965              $  91,115
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                                                  22,415                 21,472
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                                  (10,366)                12,321
         Decrease (increase) in inventories                                                           (2,010)                (2,415)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                                                     292                 (3,273)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                                                 (15,031)               (20,495)
         Tax benefit from stock option transactions                                                   14,593                 18,405
         Increase (decrease) in deferred income                                                         (369)                (4,561)
                                                                                                   ---------              ---------
       Cash provided by operating activities                                                         119,489                112,569
                                                                                                   ---------              ---------

Cash flow from investing activities:
       Purchase of short-term investments                                                           (417,486)              (590,084)
       Proceeds from sales and maturities of short-term
         investments                                                                                 422,188                466,680
       Purchase of property, plant and equipment                                                      (3,153)               (14,078)
                                                                                                   ---------              ---------
     Cash provided by (used in) investing activities                                                   1,549               (137,482)
                                                                                                   ---------              ---------

Cash flow from financing activities:
       Issuance of common stock under employee stock plans                                            22,690                 18,628
       Stock repurchase                                                                             (126,507)              (117,780)
       Payment of cash dividends                                                                     (31,351)               (25,440)
                                                                                                   ---------              ---------
     Cash (used in) financing activities                                                            (135,168)              (124,592)
                                                                                                   ---------              ---------

(Decrease) in cash and cash equivalents                                                              (14,130)              (149,505)

Cash and cash equivalents, beginning of period                                                       211,706                321,106
                                                                                                   ---------              ---------

Cash and cash equivalents, end of period                                                           $ 197,576              $ 171,601
                                                                                                   =========              =========

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                                                       $  44,709              $   3,815
                                                                                                   =========              =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six months ended December 29, 2002 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 30, 2002 included in the Company's Annual Report to Stockholders. The accompanying balance sheet at June 30, 2002 has been derived from audited financial statements as of that date. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2. The Company operates on a 52/53 week year ending on the Sunday nearest June 30. Fiscal years 2003 and 2002 are 52-week years.

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

                                                                      Three Months Ended                     Six Months Ended
                                                                 ---------------------------           ---------------------------
                                                               December 29,        December 30,       December 29,      December 30,
                                                                   2002               2001               2002               2001
                                                                 --------           --------           --------           --------
Numerator - Net income                                           $ 56,163           $ 45,965           $109,965           $ 91,115
                                                                 --------           --------           --------           --------

Denominator for basic earnings
per share - weighted average
shares                                                            312,581            316,749            313,386            317,470

Effect of dilutive securities -
employee stock options                                              7,975             11,569              8,019             11,806
                                                                 --------           --------           --------           --------

Denominator for diluted
earnings per share                                                320,556            328,318            321,405            329,276
                                                                 --------           --------           --------           --------

Basic earnings per share                                         $   0.18           $   0.15           $   0.35           $   0.29
                                                                 ========           ========           ========           ========

Diluted earnings per share                                       $   0.18           $   0.14           $   0.34           $   0.28
                                                                 ========           ========           ========           ========

4.       Accumulated Other Comprehensive Income

         Accumulated other comprehensive income consists of unrealized gains on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity. The components of comprehensive income were as follows:

                                                                   Three Months Ended                      Six Months Ended
                                                                ---------------------------           ---------------------------
                                                              December 29,       December 30,        December 29,      December 30,
                                                                  2002               2001               2002               2001
                                                                --------           --------           --------           --------
Net income                                                      $ 56,163           $ 45,965           $109,965           $ 91,115

Increase in unrealized gains on
available-for-sale securities                                   $ 15,600               --               15,600               --
                                                                --------           --------           --------           --------

Total comprehensive income                                      $ 71,763           $ 45,965           $125,565           $ 91,115
                                                                --------           --------           --------           --------

5.       Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142.) SFAS 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted SFAS 142 on July 1, 2002. The adoption of SFAS 142 did not have any impact on the Company's financial position or results of operations.

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143.) SFAS 143 requires that the fair value of asset retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The Company adopted SFAS 143 on July 1, 2002. The adoption of SFAS 143 did not have any impact on the Company's financial position or results of operations.

         In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144.) SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company adopted SFAS 144 on July 1, 2002. The adoption of SFAS 144 did not have any impact on the Company's financial position or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

         Management believes there have been no significant changes to the Company's critical accounting policies during the quarter ended December 29, 2002 as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended June 30, 2002.

Results of Operations

         The table below states the income statement items for the three and six months ended December 29, 2002 and December 30, 2001 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim period ended December 29, 2002 to the corresponding period from the prior fiscal year:


                                                   Three Months Ended                                   Six Months Ended
                                    ------------------------------------------------      ------------------------------------------
                                    December 29,       December 30,       Increase/       December 29,   December 30,     Increase/
                                        2002               2001           (Decrease)          2002           2001         (Decrease)
                                        ----               ----           ----------          ----           ----         ----------
Net sales                              100.0%             100.0%             19.6%           100.0%         100.0%           18.9%
Cost of sales                           26.6               29.8               7.0             26.2           30.4             2.5
                                        ----               ----                               ----           ----
    Gross profit                        73.4               70.2              25.0             73.8           69.6            26.1
                                        ----               ----                               ----           ----

Expenses:
    Research and development            14.7               16.0              10.1             15.5           15.8            16.3
    Selling, general and
       administrative                   11.4               11.7              16.5             11.6           12.6            10.3
                                        ----               ----                               ----           ----
                                        26.1               27.6              12.8             27.1           28.4            13.6
                                        ----               ----                               ----           ----
Operating income                        47.3               42.6              32.9             46.7           41.2            34.7
Interest income                          7.3               10.8             (19.8)             7.3           11.9           (27.6)
                                         ---               ----                                ---           ----
Income before income taxes              54.6%              53.4%             22.1             54.0%          53.2%           20.7
                                        ====               ====                               ====           ====

Effective tax rates                     29.0%              29.0%                              29.0%          29.0%
                                        ====               ====                               ====           ====


         Net sales for the quarter ended December 29, 2002 were $145.0 million, an increase of $23.8 million or 19.6% over net sales for the same quarter of the previous year. The increase in net sales was due to higher unit shipments, which was offset by a decrease in the average selling price. The decrease in average selling price is the result of a continuing change in mix to smaller package products and due to slight price reductions. Sales increased in all major geographic areas in absolute dollars, led by rest of the world, which is primarily Asia excluding Japan, followed by Japan, Europe and the United States. International sales were approximately 68% of net sales for the second quarter of fiscal 2003 compared to 63% for the second quarter of fiscal 2002. International geographies as a percent of worldwide net sales were Japan 15%, Europe 18%, and rest of world 35%. Domestic sales were approximately 32% of net sales for the second quarter of fiscal 2003 compared to 37% for the second quarter of fiscal 2002. The Company's major end-market applications are communications, industrial and computer. Sales increased over the prior year's quarter in all end-market applications, led by communications.

         Net sales for the six months ended December 29, 2002 increased $45.7 million or 18.9% over net sales for the same period of the previous fiscal year. The increase in net sales was due to higher unit shipments, which was offset by a decrease in the average selling price. Sales increased in all geographic areas in absolute dollars, led by rest of the world, followed by Japan, Europe and the United States. Relative to end-market applications, sales increased over the prior year's six month in each of the Company's three major end-markets led by communications.

         During the second quarter of fiscal 2003, the Company had two one-week shutdowns during the holiday weeks of Thanksgiving and Christmas. This resulted in one less week of shutdown when compared to the second quarter of the previous fiscal year. For the first six months of fiscal 2003 the Company had four less one-week shutdowns compared to the same period in the previous fiscal year. Due to having fewer shutdowns during the second quarter and for the first six-months, the Company had greater compensation costs throughout the cost of sales and operating expense lines. The impact of fewer shutdowns was somewhat offset by reductions in workforce associated with the closing of the Company's oldest wafer fabrication plant in Milpitas, California in the previous fiscal year.

         Gross profit increased $21.3 million or 25% and $43.8 million or 26.1% for the second quarter and first six months of fiscal 2003, respectively, over the corresponding periods in fiscal 2002. The increase in gross profit as a percentage of net sales for both periods was primarily due to the favorable effect of fixed costs allocated across a higher sales base as well as a reduction in headcount expenses from the previous fiscal year as discussed in the previous paragraph. This effect was somewhat offset by reduced inventory absorption and severance packages caused by modest reductions in workforce at the Camas, Washington wafer fabrication plant during the second quarter of fiscal 2003. The decrease in average selling price referred to above did not have a commensurate effect on gross margin since most of the reduction was due to a change in product mix as the Company has had increased sales of products with smaller die and package types, which have a smaller average selling price but also lower costs.

         Research and development ("R&D") expenses increased by $2.0 million or 10.1% and $6.2 million or 16.3% for the second quarter and first six months of fiscal 2003, respectively, as compared to the same periods in fiscal 2002. The increase in R&D expenses compared to the prior year periods was mainly due to increases in labor expenses primarily related to increases in engineering headcount, profit sharing, and the impact of less shutdowns during the periods as explained above. The increases in labor costs were offset by a decrease in mask costs.

         Selling, general and administrative expenses ("SG&A") increased by $2.3 million or 16.5% and $3.1 million or 10.3% for the second quarter and first six months of fiscal 2003, respectively, as compared to the same periods in fiscal 2002. The increase in SG&A expenses compared to the prior year period was due primarily to labor related expenses for increased profit sharing, increases in commissions due to higher sales, and the impact of less shutdowns during the periods as explained above.

         Interest income was $10.5 million and $20.9 million for the second quarter and first six months of fiscal 2003, a decrease of $2.6 million and $8.0 million respectively, from the corresponding periods of fiscal 2002. The interest income earned on the increase in the Company's cash equivalents and short-term investment balance was more than offset by a decline in the average interest rates from period to period. The decrease in the interest rate was the result of the Federal Funds rate dropping from the 2.0% range in the second quarter of fiscal 2002 to 1.25% in the second quarter of fiscal 2003.

         The Company's effective tax rate for the second quarter and first six months of fiscal 2003 and 2002 was 29%. The tax rate is impacted by business activity in foreign jurisdictions with lower tax rates and tax-exempt interest income.

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

         The quarter just completed had improved financial results over the previous quarter and grew notably over the same quarter in the previous fiscal year. The Company's backlog coming out of the second quarter of fiscal 2003 is up modestly from the first quarter of fiscal 2003, which is still low by historic standards, but within a range that the Company has operated under in the past year. The conditions external to the Company remain unchanged, as general global economic and political conditions remain causes for concern. The March quarter is customarily a stronger quarter for the Company then the December quarter, due to more business days resulting from fewer holidays in Europe and the USA. For an extended period, the US market has been weak for the Company, however the Company has begun to see a moderate pick-up in quote and forecasting activity across all end-markets in the USA. Consequently, although confidently and accurately forecasting short-term future results is difficult in this environment, when weighing all the factors, including modestly improving bookings, good positioning in new programs, responsive lead times, and seasonal strength in the USA, partially offset by customer conservatism in response to worldwide economic and political concerns, the Company estimates that sales and profits in the current quarter will grow in the middle single digits, 3% to 7% from the December quarter.

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

Liquidity and Capital Resources

         At December 29, 2002, cash, cash equivalents and short-term investments totaled $1,548.8 million, and working capital was $1,588.3 million.

         Accounts receivable totaled $91.8 million at the end of the second quarter of fiscal 2003, an increase of $10.4 million from the fourth quarter of fiscal 2002. The increase is due to higher sales and days sales outstanding
(DSO) increasing from the fourth quarter. Compared with the similar quarter in the prior fiscal year, DSO in accounts receivable was the same at 58 days.

         Income taxes payable totaled $43.4 million at the end of the second quarter of fiscal 2003 a decrease of $20 million from the fourth quarter of fiscal 2002. The decrease is the result of federal tax payments made during the second quarter of fiscal 2003.

         During the first six months of fiscal 2003, the Company generated $119.5 million of cash from operating activities and $22.7 million in proceeds from common stock issued under employee stock plans. Additionally, net proceeds from the purchase, sale and maturity of short-term investments totaled $4.7 million.

         During the first six months of fiscal 2003, significant cash expenditures included repurchasing $126.5 million of common stock, paying $31.4 million in cash dividends to stockholders representing $0.05 per share per quarter, and spending $3.2 million for the purchase of capital assets. The payment of future dividends will be based on quarterly financial performance.

         As of December 29, 2002, the Company had no off-balance sheet financing arrangements or activities other than minimal levels of operating leases for facilities and equipment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the 10-K for the fiscal year ended June 30, 2002. There have been no material changes in the market risk affecting the Company since the filing of the 10-K for fiscal 2002. At December 29, 2002, the Company's cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company's short-term investments consisted of commercial paper, municipal bonds, federal agency and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

PART II. OTHER INFORMATION


Item 5. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company, held on November 6, 2002, in Milpitas, California, the stockholders elected members of the Company's Board of Directors, and ratified the Company's proposal to appoint Ernst & Young LLP as independent auditors.

The vote for nominated directors was as follows:

NOMINEE                                 FOR                  WITHHELD
-------                                 ---                  --------
Robert H. Swanson, Jr.              251,554,274             31,798,312
David S. Lee                        271,528,800             11,827,946
Leo T. McCarthy                     271,454,477             11,902,269
Richard M. Moley                    271,518,998             11,837,748
Thomas S. Volpe                     270,971,068             12,385,678

The vote to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal 2003 was as follows:

          FOR                     AGAINST                  ABSTAIN
          ---                     -------                  -------
      264,871,184               16,973,365                 1,512,197

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


                                                LINEAR TECHNOLOGY CORPORATION

DATE:   January 31, 2003                        BY /s/Paul Coghlan
                                                   ----------------------------
                                                   Paul Coghlan
                                                   Vice President, Finance &
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Principal Financial Officer)

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

Date: January 31, 2003


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

Date: January 31, 2003



                                       /s/ Paul Coghlan
                                       -----------------------------------------
                                       Paul Coghlan
                                       Vice President of Finance and Chief
                                       Financial Officer (Principal Financial
                                       Officer and Principal Accounting Officer)