Form 10-Q
period 2003-03-30
LINEAR TECHNOLOGY CORP /CA/
filed 2003-05-09
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2003

[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-14864


                          LINEAR TECHNOLOGY CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                    94-2778785
-------------------------------             ------------------------------------
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

                                   Yes [X]  No [ ]



There were 312,989,424 shares of the Registrant's Common Stock issued and outstanding as of April 25, 2003.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                   THREE AND NINE MONTHS ENDED MARCH 30, 2003




                                      INDEX



                                                                                                Page

Part I:    Financial Information

           Item 1.    Financial Statements

                      Condensed Consolidated Statements of Income for the                       3
                      three and nine months ended March 30, 2003 and March 31, 2002

                      Condensed Consolidated Balance Sheets at March 30, 2003                   4-5
                      and June 30, 2002

                      Condensed Consolidated  Statements of Cash Flows for the                  6
                      nine months ended March 30, 2003 and March 31, 2002

                      Notes to Condensed Consolidated Financial Statements                      7-9

           Item 2.    Management's Discussion and Analysis of Financial                         10-12
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                12

           Item 4.    Controls and Procedures                                                   13

Part II:   Other Information

           Item 1.    Legal Proceedings                                                         14

           Item 6.    Exhibits and Reports on Form 8-K                                          14


Signatures:                                                                                     15

Certification of Chief Executive Officer                                                        16

Certification of Chief Financial Officer                                                        17

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                          LINEAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                      Three Months Ended                  Nine Months Ended
                                                      ------------------                  -----------------
                                                   March 30,        March 31,         March 30,        March 31,
                                                     2003             2002              2003             2002
                                                 -------------    -------------     -------------    --------------
Net sales                                        $   153,750      $   130,155       $   440,806      $   371,525

Cost of sales                                         39,390           34,518           114,611          107,898
                                                 -------------    -------------     -------------    --------------

    Gross profit                                     114,360           95,637           326,195          263,627
                                                 -------------    -------------     -------------    --------------

Expenses:

    Research and development                          22,609           20,127            67,014           58,318

    Selling, general and administrative               15,916           15,565            49,345           45,870
                                                 -------------    -------------     -------------    --------------

                                                      38,525           35,692           116,359          104,188
                                                 -------------    -------------     -------------    --------------

       Operating income                               75,835           59,945           209,836          159,439

Interest income                                        9,548           12,562            30,427           41,399
                                                 -------------    -------------     -------------    --------------

       Income before income taxes                     85,383           72,507           240,263          200,838

Provision for income taxes                            24,761           21,027            69,676           58,243
                                                 -------------    -------------     -------------    --------------

       Net income                                $    60,622      $    51,480       $   170,587      $   142,595
                                                 =============    =============     =============    ==============

Basic earnings per share                         $      0.19      $      0.16       $      0.54      $      0.45
                                                 =============    =============     =============    ==============

Shares used in the calculation
    of basic earnings per share                        312,782          317,136          313,184         317,359
                                                 =============    =============     =============    ==============

Diluted earnings per share                       $      0.19      $      0.16       $      0.53      $      0.43
                                                 =============    =============     =============    ==============

Shares used in the calculation of diluted
    earnings per share                               320,842          328,526           321,217          329,026
                                                 =============    =============     =============    ==============

Cash dividends per share                         $      0.05      $      0.04       $      0.15      $      0.12
                                                 =============    =============     =============    ==============


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                               March 30,          June 30,
                                                                 2003               2002
                                                             --------------    ---------------
                                                              (unaudited)         (audited)
    Current assets:
         Cash and cash equivalents                           $    149,594      $    211,706
         Short-term investments                                 1,415,587         1,340,324
         Accounts receivable, net of allowance for
           doubtful accounts of $1,662 ($1,302 at
           June 30, 2002)                                          83,600            81,447
         Inventories:
           Raw materials                                            2,751             2,997
           Work-in-process                                         25,169            22,941
           Finished goods                                           3,446             3,004
                                                             --------------    ---------------
             Total inventories                                     31,366            28,942

         Deferred tax assets                                       42,550            43,754
         Prepaid expenses and other current assets                 18,906            21,408
                                                             --------------    ---------------

         Total current assets                                   1,741,603         1,727,581
                                                             --------------    ---------------

    Property, plant and equipment, at cost:
         Land, building and improvements                          142,361           140,468
         Manufacturing and test equipment                         324,016           326,388
         Office furniture and equipment                             3,399             3,384
                                                             --------------    ---------------

                                                                  469,776           470,240

    Less accumulated depreciation and amortization               (236,785)         (209,388)
                                                             --------------    ---------------

             Net property, plant and equipment                    232,991           260,852

    Other non current assets                                       57,099                --
                                                             --------------    ---------------

             Total assets                                    $  2,031,693      $  1,988,433
                                                             ==============    ===============

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                       March 30,           June 30,
                                                                         2003                2002
                                                                    ----------------    ----------------
                                                                      (unaudited)          (audited)
   Current liabilities:
        Accounts payable                                            $       7,160       $       5,098
        Accrued payroll and related benefits                               27,159              36,517
        Deferred income on shipments to distributors                       44,926              46,168
        Income taxes payable                                               38,336              63,354
        Other accrued liabilities                                          18,037              17,860
                                                                    ----------------    ----------------
            Total current liabilities                                     135,618             168,997
                                                                    ----------------    ----------------

   Deferred tax and other long-term liabilities                            97,461              37,982
   Commitments and contingencies
   Stockholders' equity:
        Preferred stock, $0.001 par value, 2,000 shares
            shares authorized; none issued or outstanding                     ---                 ---
        Common stock, $0.001 par value, 2,000,000
            shares authorized; 312,406
            shares issued and outstanding at
            March 30, 2003 (316,150 shares
            at June 30, 2002)                                                 312                 316
        Additional paid-in capital                                        704,183             672,600
        Accumulated other comprehensive income                             13,800                 ---
        Retained earnings                                               1,080,319           1,108,538
                                                                    ----------------    ----------------

            Total stockholders' equity                                  1,798,614           1,781,454
                                                                    ----------------    ----------------

            Total liabilities and stockholders' equity              $   2,031,693       $   1,988,433
                                                                    ================    ================

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (In thousands)
                                   (unaudited)

                                                                                   Nine Months Ended
                                                                          -----------------------------------
                                                                             March 30,           March 31,
                                                                               2003                2002
                                                                          ---------------     ---------------
Cash flow from operating activities:
     Net income                                                           $      170,587      $      142,595
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation and amortization                                              33,494              35,367
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                               (2,153)              8,395
         Decrease (increase) in inventories                                       (2,424)             (1,750)
         Decrease (increase) in deferred tax assets,
           prepaid expenses and other current assets                               2,706              (4,188)
         Increase (decrease) in accounts payable,
           accrued payroll, income taxes payable and
           other accrued liabilities                                             (35,345)            (38,432)
         Increase (decrease) in deferred income                                   (1,242)              2,192
         Increase (decrease) in deferred tax liabilities
           and other long-term liabilities                                         6,117              (1,501)
       Tax benefit from stock option transactions                                 18,103              29,348
                                                                          ---------------     ---------------
     Cash provided by operating activities                                       189,843             172,026
                                                                          ---------------     ---------------

Cash flow from investing activities:
       Purchase of short-term investments                                       (614,921)           (758,285)
       Proceeds from sales and maturities of short-term
         investments                                                             553,458             650,641
       Purchase of property, plant and equipment                                  (5,162)            (16,589)
                                                                          ---------------     ---------------
     Cash provided by (used in) investing activities                             (66,625)           (124,233)
                                                                          ---------------     ---------------

Cash flow from financing activities:
       Issuance of common stock under employee stock plans                        27,353              28,334
       Stock repurchase                                                         (165,659)           (155,033)
       Payment of cash dividends                                                 (47,024)            (38,134)
                                                                          ---------------     ---------------
     Cash (used in) financing activities                                        (185,330)           (164,833)
                                                                          ---------------     ---------------

(Decrease) in cash and cash equivalents                                          (62,112)           (117,040)

Cash and cash equivalents, beginning of period                                   211,706             321,106
                                                                          ---------------     ---------------

Cash and cash equivalents, end of period                                  $      149,594      $      204,066
                                                                          ===============     ===============

Supplemental disclosure of cash flow information:

Cash paid during the period for income taxes                              $       68,999     $        17,940
                                                                          ===============     ===============

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and nine months ended March 30, 2003 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 30, 2002 included in the Company's Annual Report to Stockholders. The accompanying balance sheet at June 30, 2002 has been derived from audited financial statements as of that date. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

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

                                               Three Months Ended                     Nine Months Ended
                                               ------------------                     -----------------
                                          March 30,           March 31,           March 30,          March 31,
                                            2003                2002                2003                2002
                                       ---------------    ----------------    ----------------    ---------------
     Numerator - Net income            $      60,622      $      51,480       $     170,587       $      142,595
                                       ---------------    ----------------    ----------------    ---------------

     Denominator for basic earnings
     per share - weighted average
     shares                                  312,782            317,136             313,184              317,359

     Effect of dilutive securities -
     employee stock options                    8,060             11,390               8,033               11,667
                                       ---------------    ----------------    ----------------    ---------------

     Denominator for diluted
     earnings per share                      320,842            328,526             321,217              329,026
                                       ===============    ================    ================    ===============

     Basic earnings per share          $        0.19      $        0.16         $      0.54       $         0.45
                                       ===============    ================    ================    ===============

     Diluted earnings per share        $        0.19      $        0.16         $      0.53       $         0.43
                                       ===============    ================    ================    ===============

4.   Stock-Based Compensation

     The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148 (SFAS 148,) "Accounting for Stock-Based Compensation - Transition and Disclosure" effective March 30, 2003. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plans. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:

                                               Three Months Ended                     Nine Months Ended
                                               ------------------                     -----------------
                                         March 30,           March 31,           March 30,          March 31,
                                            2003               2002                2003                2002
                                       ---------------    ----------------    ----------------    ---------------
     Net income as reported                $   60,622         $   51,480         $   170,587           $ 142,595

     Deduct: total stock-based
     compensation expense determined
     under the fair value method,
     net of tax                               (19,065)           (15,989)            (57,476)            (49,060)
                                       ---------------    ----------------    ----------------    ---------------

     Pro forma net income                  $   41,557       $     35,491      $      113,111        $     93,535
                                       ===============    ================    ================    ===============
     Earning per share:
     Basic-as reported                     $     0.19       $       0.16      $         0.54        $       0.45
                                       ===============    ================    ================    ===============
     Basic-pro forma                       $     0.13       $       0.11      $         0.36        $       0.29
                                       ===============    ================    ================    ===============
     Diluted-as reported                   $     0.19       $       0.16      $         0.53        $       0.43
                                       ===============    ================    ================    ===============
     Diluted-pro forma                     $     0.13       $       0.11      $         0.35        $       0.28
                                       ===============    ================    ================    ===============

5.   Accumulated Other Comprehensive Income

     Accumulated other comprehensive income consists of unrealized gains on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity. The components of comprehensive income were as follows:

                                               Three Months Ended                     Nine Months Ended
                                               ------------------                     -----------------
                                         March 30,           March 31,           March 30,          March 31,
                                            2003               2002                2003                2002
                                       ---------------    ----------------    ----------------    ---------------
     Net income                             $ 60,622           $ 51,480           $ 170,587           $ 142,595

     Increase (decrease) in unrealized
     gains on available-for-sale
     securities                               (1,800)               ---              13,800                 ---
                                       ---------------    ----------------    ----------------    ---------------

     Total comprehensive income             $ 58,822           $ 51,480           $ 184,387           $ 142,595
                                       ===============    ================    ================    ===============

6.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted SFAS 142 on July 1, 2002. The adoption of SFAS 142 did not have any impact on the Company's financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires that the fair value of asset retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The Company adopted SFAS 143 on July 1, 2002. The adoption of SFAS 143 did not have any impact on the Company's financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, "Accounting for the
     Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company adopted SFAS 144 on July 1, 2002. The adoption of SFAS 144 did not have any impact on the Company's financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146.) SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and must be applied beginning January 1, 2003. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of SFAS 146 has not had a significant effect on the Company's financial position or results of operations.

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45.) FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit, and provides new disclosure requirements regarding indemnification provisions. FIN 45 also clarifies that at the time a guarantee is issued, the Company must recognize an initial liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties, indemnification provisions, and to guarantees accounted for as derivatives. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements apply to guarantees outstanding as of December 31, 2002. The adoption of FIN 45 did not have a significant effect on the Company's financial position or results of operations. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. As disclosed in the Company's Form 10-K for the year ended June 30, 2002, the Company's warranty policy provides for replacement of defective parts, however, warranty expense has historically been negligible.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Critical Accounting Policies

         Management believes there have been no significant changes to the Company's critical accounting policies during the quarter ended March 30, 2003 as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended June 30, 2002.


Results of Operations

         The table below states the income statement items for the three and nine months ended March 30, 2003 and March 31, 2002 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim period ended March 30, 2003 to the corresponding period from the prior fiscal year:

                                              Three Months Ended                                  Nine Months Ended
                                 ----------------------------------------------     -----------------------------------------------
                                   March 30,        March 31,       Increase/         March 30,         March 31,        Increase/
                                     2003             2002         (Decrease)           2003              2002          (Decrease)
                                 -------------     -----------    -------------     -------------    --------------    ------------
Net sales                             100.0%          100.0%            18.1%            100.0%           100.0%             18.6%
Cost of sales                          25.6            26.5             14.1              26.0             29.0               6.2
                                 -------------     -----------    -------------     -------------    --------------    ------------
    Gross profit                       74.4            73.5             19.6              74.0             71.0              23.7

                                 -------------     -----------    -------------     -------------    --------------    ------------
Expenses:
    Research and development           14.7            15.5             12.3              15.2             15.7              14.9
    Selling, general and
       administrative                  10.4            12.0              2.3              11.2             12.3               7.6
                                 -------------     -----------    -------------     -------------    --------------    ------------
                                       25.1            27.5              7.9              26.4             28.0              11.7
                                 -------------     -----------    -------------     -------------    --------------    ------------
Operating income                       49.3            46.0             26.5              47.6             43.0              31.6
Interest income                         6.2             9.7            (24.0)              6.9             11.1             (26.5)
                                 -------------     -----------    -------------     -------------    --------------    ------------
Income before income taxes             55.5%           55.7%            17.8              54.5%            54.1%             19.6
                                 =============     ===========    =============     =============    ==============    ============

Effective tax rates                    29.0%           29.0%                              29.0%            29.0%
                                 =============     ===========                      =============    ==============

         Net sales for the quarter ended March 30, 2003 were $153.8 million, an increase of $23.6 million or 18.1% over net sales for the same quarter of the previous year. The increase in net sales was due to higher unit shipments, which was offset by a decrease in the average selling price. The decrease in average selling price is the result of a continuing change in mix to smaller package products and due to slight price reductions when compared to the previous fiscal year. Sales increased in Japan, rest of the world (ROW) which is primarily Asia excluding Japan, and the United States. Sales in Europe were down slightly when compared to the third quarter of fiscal 2002. International sales were approximately 68% of net sales for the third quarter of fiscal 2003 compared to 64% for the third quarter of fiscal 2002. International geographies as a percent of worldwide net sales were ROW 35%, Europe 17%, and Japan 16%. Domestic sales were approximately 32% of net sales for the third quarter of fiscal 2003 compared to 36% for the third quarter of fiscal 2002. The Company's major end-market applications are communications, industrial and computer. Sales increased over the prior year's quarter in each end-market application in absolute dollars, led by communications.

         Net sales for the nine months ended March 30, 2003 increased $69.3 million or 18.6% over net sales for the same period of the previous fiscal year. The increase in net sales was due to higher unit shipments, which was partially offset by a decrease in the average selling price. Sales increased in all geographic areas, led by ROW, followed by Japan, Europe and the United States. Relative to end-market applications, sales increased over the prior year's nine month period in each of the Company's three major end-markets, led by communications.

         During the third quarter of fiscal 2003, the Company had one one-week shutdown during the New Years holiday week. This resulted in one fewer week of shutdown when compared to the third quarter of the previous fiscal year. For the first nine months of fiscal 2003 the Company had four fewer one-week shutdowns compared to the same period in the previous fiscal year. Due to having fewer shutdowns during the third quarter and for the first nine-months, the Company had greater compensation costs throughout the cost of sales and operating expense lines.

         Gross profit increased $18.7 million or 19.6% and $62.6 million or 23.7% for the third quarter and first nine months of fiscal 2003, respectively, over the corresponding periods in fiscal 2002. The increase in gross profit as a percentage of net sales for both periods was primarily due to the favorable effect of fixed costs allocated across a higher sales base as well as a reduction in headcount expenses from the previous fiscal year. The decrease in average selling price referred to above did not have a commensurate effect on gross margin since most of the reduction was due to a change in product mix as the Company has had increased sales of products with smaller die and package types, which have a smaller average selling price but also lower costs.

         Research and development ("R&D") expenses increased by $2.5 million or 12.3% and $8.7 million or 14.9% for the third quarter and first nine months of fiscal 2003, respectively, as compared to the same periods in fiscal 2002. The increase in R&D expenses compared to the prior year periods was mainly due to increases in labor expenses primarily related to increases in profit sharing, engineering headcount, and the impact of fewer shutdowns during the periods as explained above. The increases in labor costs were offset by a decrease in mask costs.

         Selling, general and administrative expenses ("SG&A") increased by $0.4 million or 2.3% and $3.5 million or 7.6% for the third quarter and first nine months of fiscal 2003, respectively, as compared to the same periods in fiscal 2002. The increase in SG&A expenses compared to the prior year period was due primarily to labor related expenses for increased profit sharing, increases in commissions due to higher sales, and the impact of fewer shutdowns during the periods as explained above. The increases in labor expenses were offset by a decrease in third quarter legal and publication expenses.

         Interest income was $9.5 million and $30.4 million for the third quarter and first nine months of fiscal 2003, a decrease of $3.0 million and $11.0 million respectively, from the corresponding periods of fiscal 2002. The interest income earned on the increase in the Company's cash equivalents and short-term investment balance was more than offset by a decline in the average interest rates from period to period. The decrease in the interest rate was the result of the Federal Funds rate dropping from 1.75% in the third quarter of fiscal 2002 to 1.25% in the third quarter of fiscal 2003.

         The Company's effective tax rate for the third quarter and first nine months of fiscal 2003 and 2002 was 29%. The tax rate is impacted by business activity in foreign jurisdictions with lower tax rates and tax-exempt interest income.

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

         The quarter just completed was a strong quarter when compared with both the previous calendar quarter and the same quarter in the previous fiscal year. The Company's backlog coming out of the third quarter of fiscal 2003 is up from the second quarter of fiscal 2003, although still low by historic standards, but within a range that the Company has operated under in the past year. The conditions external to the Company remain largely unchanged, as general global economic and political conditions remain causes for concern. Therefore, accurately forecasting short-term future results is difficult in this environment. Looking forward, the June quarter is customarily a good quarter for the Company. Going into the quarter the Company has had good bookings momentum in all major geographies and all major end-markets. Business has started to improve in the USA again, particularly in some communications and industrial applications. Additionally, the Company is well positioned in new programs in Asia, primarily in cell phone, computer and high-end consumer products. Consequently, when weighing all the factors, including improving bookings, good positioning in new programs, responsive lead time and inventory mix positioning, returning strength in the USA and partially offsetting these positive factors by customer conservatism in response to worldwide economic conditions, political concerns and travel concerns resulting from the SARS virus, the Company estimates that sales and profits in the current quarter will grow in the mid to high single digits, 5% to 8% from the March quarter.

         Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products, as well as exposure related to patent infringement suits if brought against the Company are factors that can influence future sales growth and sustained profitability. The
Company's headquarters and a portion of its manufacturing facilities and research and development activities and certain other critical business operations are located near major earthquake fault lines in California, consequently, the Company could be adversely affected in the event of a major earthquake.

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

Liquidity and Capital Resources

         At March 30, 2003, cash, cash equivalents and short-term investments totaled $1,565.2 million, and working capital was $1,606.0 million.

         Accounts receivable totaled $83.6 million at the end of the third quarter of fiscal 2003, an increase of $2.2 million from the fourth quarter of fiscal 2002. The increase is due to higher sales offset by days sales outstanding (DSO) decreasing from the fourth quarter.

         Other assets principally relates to technology agreements that are generally amortized over their contractual periods, primarily 10 years using the straight-line method of amortization. The related liability for this technology agreement is recorded as a long-term liability.

         Income taxes payable totaled $38.3 million at the end of the third quarter of fiscal 2003 a decrease of $25.0 million from the fourth quarter of fiscal 2002. The decrease is the result of federal tax payments made during the second and third quarter of fiscal 2003.

         During the first nine months of fiscal 2003, the Company generated $189.8 million of cash from operating activities and $27.4 million in proceeds from common stock issued under employee stock plans.

         During the first nine months of fiscal 2003, significant cash expenditures included repurchasing $165.7 million of common stock, net purchases of short-term investment of $61.5 million, paying $47.0 million in cash dividends to stockholders representing $0.05 per share per quarter and spending $5.2 million for the purchase of capital assets. In April 2003, the Company's Board of Directors declared an increase in the quarterly cash dividend to $0.06 per share to be paid during the June quarter of fiscal 2003. The payment of future dividends will be based on quarterly financial performance.

         As of March 30, 2003, the Company had no off-balance sheet financing arrangements or activities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the 10-K for the fiscal year ended June 30, 2002. There have been no material changes in the market risk affecting the Company since the filing of the 10-K for fiscal 2002. At March 30, 2003, the Company's cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company's short-term investments consisted of municipal bonds, US treasuries, commercial paper, and federal agency securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

PART II.   OTHER INFORMATION


Item 1. Legal Proceedings

     As has been previously disclosed in the Company's Form 10-K for the year ended June 30, 2002, Texas Instruments, Inc. (TI) filed suit against the Company on January 6, 2001, in federal court in Texas alleging that certain semiconductor manufacturing equipment, purchased by the Company from independent third party suppliers and used by the Company in its manufacturing processes, infringed three patents owned by TI (the "TI Patent Suit"). On March 7, 2003, TI and the Company agreed to settle all litigation pending between them, including the TI Patent Suit, and entered into a ten year patent portfolio cross license agreement. The agreement also covers manufacturing equipment purchased by the Company and used in its manufacturing process. The agreement calls for the Company to pay a royalty to TI over the license term. The amortization expense for these royalty payments will not have a material adverse effect on the Company's financial condition or results of operations.

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




                                          LINEAR TECHNOLOGY CORPORATION

DATE:   May 9, 2003                       BY    /s/Paul Coghlan
                                                --------------------------------
                                                Paul Coghlan
                                                Vice President, Finance &
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

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

Date: May 9, 2003


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

Date: May 9, 2003

                                              /s/ Paul Coghlan
                                              ------------------------------
                                              Paul Coghlan
                                              Vice President of Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)