Form 10-K
period 2003-06-29
LINEAR TECHNOLOGY CORP /CA/
filed 2003-09-12
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 29, 2003

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

       1630 McCarthy Boulevard, Milpitas, California 95035 (408) 432-1900
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE
                             AND TELEPHONE NUMBER)

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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $10,138,000,000.00 as of September 8, 2003, based upon the closing sale price on the Nasdaq National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 314,164,301 shares of the Registrant's common stock issued and outstanding as of September 8, 2003.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [X] No [ ]


                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Items 10, 11 and 12 of Part III incorporate information by reference from the definitive proxy statement (the "2003 Proxy Statement") for the Annual Meeting of Stockholders to be held on November 5, 2003.

                                     PART I

Item 1. Business

         Except for historical information contained in this Form 10-K, certain statements set forth herein, including statements regarding future revenues and profits; future conditions in the Company's markets; availability of resources and manufacturing capacity; and the anticipated impact of current and future lawsuits are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders for the Company's products, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. See "Risks and Competition" in the "Business" section of this Annual Report on Form 10-K for a more thorough list of potential risks and uncertainties.

General

         Linear Technology Corporation (together with its consolidated subsidiaries, "Linear Technology" or the "Company") designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, cellular telephones, networking products, notebook and desktop computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and MP3 players, complex medical devices, automotive electronics, factory automation, process control, and military and space systems. The Company was organized and incorporated in 1981 by a management team with significant experience in the design, manufacture and marketing of linear circuits. During fiscal year 2001, the Company reincorporated from California to Delaware. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

Available Information

         We make available free of charge through our website, www.Linear.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission ("SEC"). These reports may also be requested by contacting Paul Coghlan, 1630 McCarthy Blvd., Milpitas, CA 95035. Our Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or may obtain information by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that we file electronically with them at http://www.sec.gov.

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

         Market Diversity; Relative Pricing Stability. Because of the varied applications for linear circuits, manufacturers typically offer a greater variety of device types to a more diverse group of customers, who typically have smaller volume requirements per device. As a result, linear circuit manufacturers are often less dependent upon particular products or customers; linear circuit markets are generally more fragmented; and competition within those markets tends to be more diffused.

         The Company believes that competition in the linear circuit market is particularly dependent upon performance, functional value, quality, reliability and service. As a result, linear circuit pricing has generally been more stable than most digital circuit pricing. In the past year the average selling price of the Company's products in total has declined. This is primarily a result of an increase in mix to smaller package products, which have a commensurate lower manufacturing cost.

         Less Japanese And Other Asian Competition. To date, Japanese and other Asian firms have concentrated their efforts on the high volume digital and consumer linear markets, as opposed to the high performance end of the linear circuit market served by the Company.

Products and markets

         Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the linear circuit market. "High performance" is characterized by higher precision, both high power and micropower, higher speed, more subsystem integration on a single chip and many other special features. The Company focuses virtually all of its design efforts on proprietary products, which at the time of introduction, are original designs by the Company offering unique characteristics differentiating them from those offered by competitors.

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

The following table sets forth examples of product families by end-market application and end-market:

Market                End Applications/Products                                 Example Product Families
------                -------------------------                                 ------------------------
                                                                       --
Industrial            Flow or rate metering                             |
                      Position/pressure/                                |
                      temperature sensing and controls                  |
                      Robotics                                          |
                      Energy management                                 |
                      Process control data communication                |
                      Network and factory automation                    |
                      Security and surveillance systems                 |
                      Curve tracers                                     |      Data acquisition products
                      Logic analyzers                                   |      High performance operational
                      Multimeters                                       |      amplifiers
                      Oscilloscopes                                     |      Interface (RS 485/232) products
                      Test equipment                                    |      Instrumentation amplifiers
                      Voltmeters                                        |      Line drivers
                      Network analyzers                                 |      Line receivers
                      Scales                                            |      Precision comparators
                      Analytic instruments                              |      Precision voltage references
                      Gas chromatic graphs                              |      Monolithic filters
                      EKG, CAT scanners                                 |      Switching voltage regulators
                      DNA analysis                                      |      Voltage references
                      Blood analyzers                                   |      Hot swap circuits
                                                                        |      DC-DC converters
Automotive and        Communications                                    |
Space/Military        Satellites                                        |
                      Guidance and navigation systems                   |
                      Displays                                          |
                      Firing controls                                   |

                      Ground support equipment                          |
                      Radar systems                                     |
                      Sonar systems                                     |
                      Surveillance equipment                            |
                      GPS                                               |
                      Entertainment                                     |
                      Safety systems                                    |
                      Collision avoidance                             __|

Communications        Cellular phones (CDMA/WCDMA/GPRS/3G)              |      DC - DC converters
                      Cellular basestations                             |      V.35 transceivers
                      Pagers                                            |      High-speed amplifiers
                      Modems/fax machines                               |      Line drivers
                      PBX switches                                      |       Line receivers
                      GPS systems                                       |      Low noise operational amplifiers
                      Optical networking                                |      Micropower products
                      ADSL modems                                       |      Power management products
                      Channel service unit/data service units           |      Switched capacitor filters
                      Cable modems                                      |      Voltage references
                      Internet appliances                               |      Voltage regulators
                      Servers                                           |      Data acquisition products
                      Routers                                           |      Hot Swap controllers
                      Switches                                          |      Multi-protocol circuits
                                                                        |      Thermal electric coolers
                                                                        |      Power amplifier controllers
                                                                        |      Modulators/Demodulators
                                                                        |      Battery chargers
                                                                      __|      Multi-Phase switching regulators

Computer/High-         Communications/interface modems                  |      Battery chargers
End Consumer           Disk drives                                      |      DC - DC converters
                       Notebook computers                               |      Data acquisition products
                       Desktop computers                                |      Hot Swap controllers
                       Workstations                                     |      Line drivers
                       LCD monitors                                     |      Line receivers
                       Plotters/printers                                |      Low drop out linear regulators
                       Digital still cameras                            |      Micropower products
                       Power supplies                                   |      Multi-Phase switching regulators
                       Handheld PCs                                     |      PCMCIA power switching
                       Battery chargers                                 |      Power management
                       Table computers                                  |      Power sequencing/monitoring
                       Video/multimedia                                 |
                       MP3 players                                      |
                       USB power management                             |
                       Digital video recorders                          |
                       Set top boxes                                    |
                       Plasma display TVs                               |
                       PDAs                                             |
                       Pet robots                                     __|

Marketing and customers

         The Company  markets its  products  worldwide,  through a direct  sales staff, electronics distributors and a small network of independent sales representatives, to a broad range of customers in diverse industries. The
Company sells to over 15,000 Original Equipment Manufacturer (OEM) customers directly and/or through the sales distributor channel. Distributor and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements. The Company's primary domestic distributor, Arrow Electronics, accounted for 15% of net sales during fiscal 2003 and 18% of accounts receivable as of fiscal 2003 year-end; 16% of net sales for fiscal 2002 and 17% of accounts receivable as of fiscal 2002 year-end; and 12% of net sales for fiscal 2001 and 13% of accounts receivable as of fiscal 2001 year-end. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of net sales for fiscal 2003, 2002 or 2001.

         The Company's sales organization is divided into domestic and international regions. The Company's sales offices located in the United States are in the following metropolitan areas: Seattle, Baltimore, Denver, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, San Jose, Los Angeles, Irvine, San Diego, Huntsville, Minneapolis, Cleveland and Portland. Internationally, the Company has sales offices in: London, Stockholm, Helsinki, Dusseldorf, Munich, Stuttgart, Paris, Lyon, Milan, Tokyo, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing and Shanghai. The Company's products typically require a sophisticated technical sales effort.

         The Company has agreements with 4 independent sales representatives in the United States and 2 in Canada. Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 3 independent distributors in North America, 5 in Europe, 2 each in China, Japan and Taiwan, and 1 each in Korea, Singapore, Malaysia, Thailand, South Africa, Philippines, India, Israel, Australia, and New Zealand. The Company's distributors purchase the Company's products for resale to customers. Additionally, domestic distributors often sell competitors' products. Under certain agreements, the Company's domestic distributors are entitled to price protection on inventory if the Company lowers the prices of its products. The agreements also generally permit distributors to exchange up to 3% of purchases on a semi-annual basis.

         The Company's sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates. The agreements generally permit distributors to exchange up to 5% of purchases on a semi-annual basis. See Critical Accounting Policies and Note 1 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which contains information regarding the Company's revenue recognition policy.

         During fiscal 2003, 2002 and 2001, export sales which were primarily to Europe, Japan and Asia (excluding Japan) represented approximately 68%, 64% and 54% of net sales, respectively. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.

         The Company's backlog of released and firm orders was approximately $57.2 million at June 29, 2003 as compared with $46.1 million at June 30, 2002. In addition to its backlog, the Company had $30.5 million of products sold to and held by domestic distributors at June 29, 2003 as compared to $28.8 million at June 30, 2002. Generally, shipments to domestic distributors are not recognized as sales until the distributor has sold the products to its customers. The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months. Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty. Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month. The ordering practices of many semiconductor customers has shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates in concert with the Company's lead times. Also, the Company's agreements with certain distributors provide for price protection. Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

Manufacturing

         The Company's wafer fabrication and manufacturing facilities are located in Camas, Washington ("Camas") and Milpitas, California ("Hillview"). Each facility was built to Company specifications to support a number of sophisticated process technologies and to satisfy rigorous quality assurance and reliability requirements of United States military specifications and major worldwide OEM customers. All of the Company's manufacturing facilities have received ISO 9001/ISO 9002 and QS9000 certifications. The Company's Singapore and Milpitas manufacturing facilities have been ISO 14001 certified. In addition, the Company's Milpitas manufacturing facility is also certified to TS 16949.

         The Company's wafer fabrication facility located in Camas, Washington commenced manufacturing operations in the second half of fiscal 1997. The facility is used to produce six-inch diameter wafers for use in the production of the Company's devices. In fiscal 1999, the Company added 40,000 square feet to the Camas facility, and during fiscal 2001 the Company purchased an additional 16.5 acres adjacent to its Camas facility for future expansion. The Company's Hillview facility located in Milpitas, California was completed in fiscal 2001. Production at the Hillview six-inch wafer fabrication plant commenced in the third quarter of fiscal 2001. The Company currently uses similar manufacturing processes in both its Hillview and Camas facilities. During fiscal 2002, the Company discontinued production in its oldest four-inch wafer fabrication plant located at its Milpitas, California headquarters.

         The Company's basic process technologies include high-speed bipolar, high gain low noise bipolar, radio frequency bipolar, silicon gate complementary metal-oxide semiconductor ("CMOS") and BiCMOS processes. The Company also has two proprietary complementary bipolar processes. The Company's bipolar processes are typically used in linear circuits where high voltages, high power, high frequency, low noise or effective component matching is necessary. The Company's proprietary silicon gate CMOS processes provide switch characteristics required for many linear circuit functions, as well as an efficient mechanism for combining linear and digital circuits on the same chip. The Company's CMOS processes were developed to address the specific requirements of linear circuit functions. The complementary bipolar processes were developed to address higher speed analog functions. The Company's basic processes can be combined with a number of adjunct processes to create a diversity of IC components. A minor portion of the Company's wafer manufacturing, particularly very small feature size CMOS products, is done at an independent foundry. The accompanying chart provides a brief overview of the Company's IC process capabilities:

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

CMOS/ Thin Films                 Stability, precision                            Filters, data conversion

High Voltage CMOS                High voltage general-purpose,                   Switches, chopper amplifiers
                                 compatible with Bipolar

Bipolar/Thin Films               Precision, stability, matching                  Converters, amplifiers

RF Bipolar                       High speed, low power                           RF wireless, high speed data communications

         The Company emphasizes quality and reliability from initial product design through manufacturing, packaging and testing. The Company's design team focuses on fault tolerant design and optimum location of circuit elements to enhance reliability. Linear Technology's wafer fabrication facilities have been designed to minimize wafer handling and the impact of operator error through the use of microprocessor-controlled equipment. The Company has obtained Defense Supply Center, Columbus (DSCC) qualification to participate in high reliability JAN38510 (class B) military business. The Company has also received Jan Class S Microcircuit Certification, which enables the Company to manufacture products intended for use in space or for critical applications where replacement is extremely difficult or impossible and where reliability is imperative. The Company has also received MIL-PRF-38535 Qualified Manufacturers Listing (QML) certification for military products from DSCC.

         Processed wafers are sent to either the Company's assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in October 1994 and services approximately 60% to 90% of the Company's assembly requirements for plastic packages. The Company completed an extension of approximately 75,000 square feet to the Penang facility in late fiscal 2000. The Company's primary subcontractors are Carsem Sdn, located in Malaysia; Mitsui located in Japan; and NSE located in Thailand. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

         After assembly, most products are sent to the Company's Singapore facility for final testing, inspection and packaging as required. In addition, the Company's Singapore facility serves as a major warehouse and distribution center with the bulk of the Company's shipments to end customers originating from this facility. Some products are returned to Milpitas for the same back-end processing.

         Linear Technology from time to time has experienced competition for assembly services from other manufacturers seeking assembly of circuits by independent contractors. The Company currently believes that alternative foreign assembly sources could be obtained without significant interruption. Foreign assembly is subject to risks normally associated with foreign operations, including changes in local governmental policies, currency fluctuations, transportation delays and the imposition of export controls or increased import tariffs.

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

         Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal 2004.

Patents, licenses and trademarks

         The Company has been awarded 240 United States and International patents and has filed 95 additional patent applications. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

         As is common in the semiconductor industry, the Company has at times been notified of claims that it may be infringing patents issued to others. If it appears necessary or desirable, the Company may seek licenses under such patents, although there can be no assurance that all necessary licenses can be obtained by the Company on acceptable terms.

         In addition, from time to time the Company may negotiate with other companies to license patents, products or process technology for use in its business. On March 7, 2003 the Company entered into a ten-year patent portfolio cross license agreement with Texas Instruments, Inc.

Research and development

         The Company's ability to compete depends in part upon its continued introduction of technologically innovative products on a timely basis. To facilitate this need, the Company has organized its product development efforts into four groups: power management, signal conditioning, mixed signal and high frequency. Linear Technology's product development strategy emphasizes a broad line of standard products to address a diversity of customer applications. The Company's research and development efforts are directed primarily at designing and introducing new products and to a lesser extent, developing new processes and advanced packaging.

         As of June 29, 2003, the Company had 689 employees involved in research, development and engineering related functions of which 344 employees are engaged in new product design. The Company had 217 employees engaged in new product design at its Milpitas headquarters as well as 14 employees at its Singapore design center, 50 employees at its Boston design center, 23 employees at its Colorado design center, 14 employees at its New Hampshire design center, 8 employees at its Raleigh design center, 8 employees at its Santa Barbara design center and 10 at its Burlington design center which opened in fiscal 2002. At the beginning of fiscal 2004, the Company opened a design center in Grass Valley, California.

         For the fiscal years 2003, 2002, and 2001, the Company spent approximately $91.4 million, $79.8 million and $102.5 million, respectively, on research and development. The increase in research and development expenses in 2003 over 2002 was primarily due to an increase in labor expenses caused by increases to profit sharing, fewer shutdowns and an increase in headcount. Headcount in R&D personnel increased to 689 in fiscal 2003 from 681 in fiscal 2002.

Government sales

         The Company currently has no material U.S. Government contracts.

Risks and Competition

         In addition to the risks discussed below and elsewhere in this "Business" section, see "Factors Affecting Future Operating Results" included in "Management's Discussion and Analysis" for further discussion of other risks and uncertainties that may affect the Company.

Semiconductor Industry. The semiconductor market has historically been cyclical and subject to significant economic downturns at various times, including the recent decline in demand experienced during fiscal 2002 and 2003. The cyclical nature of the semiconductor industry may cause the Company to experience substantial period-to-period fluctuations in its results of operations.

         Typically, the Company's ability to meet its revenue goals and projections is dependent to a large extent on the orders it receives from its customers within the period. Historically, the Company has maintained low lead times, which have enabled customers to place orders close to their true needs for product. In defining its financial goals and projections the Company considers inventory on hand, backlog, production cycles and expected order patterns from customers. If the Company's estimates in these areas become inaccurate, it may not be able to meet its revenue goals and projections. In addition, some customers require the Company to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even some, of the product.

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

Manufacturing. The Company relies on its internal manufacturing facilities located in California and Washington to fabricate most of its wafers; however, the Company is dependent on outside silicon foundries for a small portion of its wafer fabrication. The Company could be adversely affected in the event of a major earthquake, which could cause temporary loss of capacity, loss of raw materials, and damage to manufacturing equipment. Additionally, the Company relies on its internal and external assembly and testing facilities located in Singapore and Malaysia. The Company is subject to economic and political risks inherent to international operations, including changes in local governmental policies, currency fluctuations, transportation delays and the imposition of export controls or increased import tariffs. The Company could be adversely affected if any such changes are applicable to the Company's foreign operations.

         The Company's manufacturing yields are a function of product design and process technology, both of which are developed by the Company. The manufacture and design of integrated circuits is highly complex. To the extent the Company does not achieve acceptable manufacturing yields or there are delays in wafer fabrication, its results of operations could be adversely affected.

Litigation. The Company is subject to various legal proceedings arising out of a wide range of matters, including, among others, patent suits and employment claims. From time to time, as is typical in the semiconductor industry, the Company receives notice from third parties alleging that the Company's products or processes infringe the third parties' intellectual property rights. If the Company is unable to obtain a necessary license, and one or more of its products or processes is determined to infringe intellectual property rights of others, a court might enjoin the Company from further manufacture and/or sale of the affected products. In that case, the Company would need to re-engineer the affected products or processes in such a way as to avoid the alleged infringement, which may or may not be possible. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a portion of the Company's products, a reduction or the elimination of the value of related inventories, and/or the assessment of a substantial monetary award for damages related to past sales. The Company does not believe that the current lawsuits will have a material impact on its business or financial condition. However, current lawsuits and any future lawsuits will divert resources and could result in the payment of substantial damages.

Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees. The loss of the services of key officers, technical personnel or other key employees could harm the business. The success of the Company depends on its ability to identify, hire, train, develop and retain highly qualified technical and managerial personnel. Failure to attract and retain the necessary technical and managerial personnel could harm the Company.

Competition. Linear Technology competes in the high performance segment of the linear market. The Company's competitors include among others, Analog Devices, Inc., Maxim Integrated Products, Inc., Motorola, Inc., Micrel Inc., National Semiconductor Corporation and Texas Instruments, Inc. Competition among manufacturers of linear integrated circuits is intense, and certain of the Company's competitors may have significantly greater financial, technical, manufacturing and marketing resources than the Company. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. The Company believes it competes favorably with respect to these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

         Although the Company believes that it has the product lines, manufacturing facilities and technical and financial resources for its current operations; sales and profitability can be significantly affected by the above and other factors. Additionally, the Company's common stock could be subject to significant price volatility should sales and/or earnings fail to meet the expectations of the investment community. Furthermore, stocks of high technology companies are subject to extreme price and volume fluctuations that are often unrelated or disproportionate to the operating performance of these companies.

Environmental regulations. Federal, state and local regulations impose various environmental controls on the storage, use, discharge and disposal of certain chemicals and gases used in semiconductor processing. The Company's facilities have been designed to comply with these regulations, and the Company believes that its activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of electronics manufacturing operations. While the Company to date has not experienced any materially adverse business effects from environmental regulations, there can be no assurance that changes in such regulations will not require the Company to acquire costly remediation equipment or to incur substantial expenses to comply with such regulations. Any failure by the Company to control the storage, use or disposal of, or adequately restrict the discharge of hazardous substances could subject it to significant liabilities.

Employees

         As of June 29, 2003, the Company had 2,613 employees, including 257 in marketing and sales, 689 in research, development and engineering related functions, 1,582 in manufacturing and production, and 85 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

         The executive officers of the Company, and their ages as of September 8, 2003, are as follows:

Name                            Age              Position
----                            ---              --------
Robert H. Swanson, Jr...........65               Chairman and Chief Executive Officer
David B. Bell...................47               President
Paul Chantalat..................53               Vice President Quality and Reliability
Paul Coghlan....................58               Vice President of Finance and Chief Financial Officer
Robert C. Dobkin................59               Vice President of Engineering and Chief Technical Officer
Lothar Maier....................48               Vice President and Chief Operating Officer
Richard Nickson.................53               Vice President of North American Sales
David A. Quarles................37               Vice President of International Sales
Don Paulus......................46               Vice President and General Manager, Power Products
William Gross...................54               Vice President and General Manager, Signal Conditioning Products
Robert Reay.....................42               Vice President and General Manager, Mixed Signal Products
Arthur F. Schneiderman..........61               Secretary

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

         Mr. Bell has served as President since June 2003. Prior to becoming President, Mr. Bell served as Vice President and General Manager of Power Products from January 2002 to June 2003 and as General Manager of Power Products from February 1999. From June 1994 to January 1999, he held the position of Manager of Strategic Product Development. From July 1991 to May 1994, he was employed as Director of Electrical Engineering at IDEO Product Development. Prior to July 1991, Mr. Bell was employed in various management and engineering positions at Bell Associates, Inc., Sydis, Inc., and Hewlett Packard, Inc. Mr. Bell has a BS degree in Electrical Engineering from the Massachusetts Institute of Technology.

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

         Mr. Nickson has served as Vice President of North American Sales since October 2001. From July 2001 until October 2001 he was Director of USA Sales. From February 1998 until July 2001, he was European Sales Director. From August 1993 until January 1998, he held the position of Northwest Area Sales Manager.
From April 1991 to August 1993, he was President and Co-founder of Focus Technical Sales. From August 1983 to April 1991, he served with National in various positions where his most recent position was Vice President of North American Sales. Mr. Nickson was Founder and President of Micro-Tex, Inc. from June 1980 to August 1983. Prior to 1980, Mr. Nickson spent seven years in semiconductor sales, including four years with Texas Instruments. He received a B.S. in Mathematics from Illinois Institute of Technology in 1971.

         Mr. Quarles has served as Vice President of International Sales since August 2001. From October 2000 to August 2001 he held the position of Director of Marketing. From July 1996 to September 2000 he held the position of Director of Asia-Pacific Sales stationed in Singapore. From June 1991 to July 1996 he worked as a Sales Engineer and later as District Sales Manager for the Bay Area sales team. Prior to Linear, Mr. Quarles worked two years as a Sales Engineer at National. Mr. Quarles received a BS in Electrical Engineering in 1988 from Cornell University.

         Mr. Paulus has served as Vice President and General Manager of Power Products since June 2003. He joined the Company in October 2001 as Director, Satellite Design Centers. Prior to joining the Company, he was a founder of Integrated Sensor Solutions, Inc. (ISS) serving as Vice President of Engineering and Chief Operating Officer from 1990 to 1999. ISS was acquired by Texas Instruments, Inc. (TI) in 1999, and Mr. Paulus served as TI's General Manager, Automotive Sensors and Controls in San Jose until October 2001. Prior to ISS, Mr. Paulus served in various engineering and management positions with Sierra Semiconductor (1989-1991), Honeywell Signal Processing Technologies (SPT) (1984-1989) and Bell Laboratories (1979-1984). Mr. Paulus received a B.S. in Electrical Engineering from Lehigh University, an M.S. in Electrical Engineering from Stanford University and an MBA from the University of Colorado.

         Mr. Gross has served as Vice President and General Manager of Signal Conditioning Products since January 2002 and as General Manager of Signal
Conditioning Products since February 1999. He held the position of Design Manager from July 1989 to February 1999, responsible for amplifiers, comparators and voltage references. Previously, he was Design Manager at Elantec from January 1984 to June 1989. From January 1973 to December 1983 he held several positions at National, including Design Engineer and Design Manager of the Japan Design Center. Mr. Gross received a BS in electronics engineering from California Polytechnic University in 1971 and a MS in electrical engineering from University of Arizona in 1973.

         Mr.  Reay has served as Vice  President  and  General  Manager of Mixed
Signal Products since January 2002 and as General Manager of Mixed Signal Products since November 2000. From January 1992 to October 2000 he was the Design Engineering Manager responsible for a variety of product families including interface, supervisors, battery chargers and hot swap controllers. Mr. Reay joined Linear Technology in April 1988 as a design engineer after spending four years at GE Intersil. Mr. Reay received a B.S. and M.S. in electrical engineering from Stanford University in 1984.

         Mr. Schneiderman has served as Secretary of the Company since September 1981. He is an attorney and a member of the law firm of Wilson, Sonsini, Goodrich & Rosati, Professional Corporation, general counsel to the Company.

Item 2.  Properties

         At the Company's headquarter campus in Milpitas, California, the Company owns land and 3 buildings of approximately 41,000, 42,000 and 70,000 square feet. These buildings are used for support engineering services, prototype testing of new products and worldwide headquarters. Additionally, in the same campus the Company leases 165,000 square feet of buildings used primarily for circuit design activities and future expansion. During fiscal 1999, the Company purchased a 96,000 square foot building near its headquarter campus in Milpitas, California. This building was converted to a new six-inch wafer fabrication plant completed during the first half of fiscal 2001, with production commencing during the third quarter of fiscal 2001.

         The Company occupies a 72,000 square foot manufacturing facility in Singapore. Test and packaging operations are performed at this facility along with certain design and major warehousing and distribution activity. The Company has a 30-year lease on the land where the plant is located that commenced in 1994, with an option to extend for an additional 30 years. During fiscal 2001, the Company leased 6 acres of land adjacent to its Singapore facility.

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

         The Company leases design facilities located in: Bedford, New Hampshire; Raleigh, North Carolina; Burlington, Vermont; Santa Barbara, California; and Grass Valley, California. In fiscal 2002, the Company purchased land in Colorado Springs, Colorado and constructed a new 20,000 square foot design center. In fiscal 1999, the Company purchased land in the Boston metropolitan area and constructed a new 20,000 square foot design and sales office. In fiscal 2002, the Company added 10,000 square feet to this facility. The Company leases sales offices in the United States in the areas of Bellevue, Baltimore, Denver, Milpitas, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, Los Angeles, Irvine, San Diego, Huntsville, Minneapolis, Cleveland and Portland; and internationally in London, Stockholm, Helsinki, Dusseldorf, Munich, Stuttgart, Paris, Lyon, Milan, Tokyo, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing and Shanghai. See Note 3 of Notes to Consolidated Financial Statements on this Annual Report on Form 10-K.

Item 3. Legal Proceedings

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business which consist of a wide range of matters, including, among others, patent suits and employment claims. The Company does not believe that any of the current suits will have a material impact on its business or financial condition. However, current lawsuits and any future lawsuits will divert resources and could result in the payment of substantial damages.

Item 4. Submission of Matter to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

The information regarding market, market price range and dividend information may be found in Note 6. "Quarterly Information (Unaudited)" of this Annual Report on Form 10-K.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

FIVE FISCAL YEARS ENDED JUNE 29, 2003                2003         2002         2001         2000         1999
------------------------------------------------ ------------ ------------ ------------ ------------ ------------
In thousands, except per share amounts
Income statement information
Net sales                                        $  606,573   $  512,282   $  972,625   $  705,917   $  506,669
Net income                                          236,591      197,629      427,456      287,906      194,293
Basic earnings per share                               0.76         0.62         1.35         0.93         0.64
Diluted earnings per share                             0.74         0.60         1.29         0.88         0.61
Weighted average shares outstanding - Basic         313,115      317,215      316,924      310,953      304,040
Weighted average shares outstanding - Diluted       321,375      328,538      332,527      328,002      317,888

Balance sheet information
Cash, cash equivalents and short-term
    investments                                  $1,593,567   $1,552,030   $1,549,002   $1,175,558   $  786,707
Total assets                                      2,056,879    1,988,433    2,017,074    1,507,256    1,046,914
Long-term debt                                           --           --           --           --           --

Cash dividends per share                         $     0.21   $     0.17   $     0.13   $      0.09  $   0.0725
------------------------------------------------ ------------ ------------ ------------ ------------ ------------

All share and per share amounts reflect the Company's two-for-one stock split effective in February 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require it to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company regularly evaluates these estimates, including those related to inventory valuation and revenue recognition. These estimates are based on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying values of assets and liabilities.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of consolidated financial statements.

Inventory Valuation

The Company values inventories at the lower of cost or market. The Company records charges to write down inventories for unsalable, excess or obsolete raw materials, work-in-process and finished goods. Newly introduced parts are generally not valued until success in the market place has been determined by a consistent pattern of sales and backlog among other factors. In addition to writedowns based on newly introduced parts, statistical and judgmental assessments are calculated for the remaining inventory based on salability and obsolescence.

Revenue Recognition

Revenue from product sales made directly to customers is recognized upon the transfer of title, which generally occurs at the time of shipment. Revenue from the Company's sales to domestic distributors is recognized under agreements which provide for certain sales price rebates and limited product return privileges. As a result, the Company defers recognition of such sales until the domestic distributors sell the merchandise. The Company relieves inventory and records a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms. The income to be derived from distributor sales is recorded under current liabilities on the balance sheet as "Deferred income on shipments to distributors" until such time as the distributor confirms a final sale to its end customer.

The Company's sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates. Revenue on these sales is recognized upon shipment at which time title passes. The Company estimates international distributor returns based on historical data and current business expectations and defers a portion of international distributor sales and profits based on these estimated returns. Such amounts are classified in "Deferred income on shipments to distributors" on the accompanying balance sheet.

Results of Operations

The table below states the income statement items as a percentage of net sales and provides the percentage change of such items compared to the prior fiscal year amount.

                                             Fiscal Year Ended                        Percentage Change
                                 -------------------------------------------    ------------------------------

                                  June 29,        June 30,        July 1,         2003 Over        2002 Over
                                    2003            2002           2001             2002             2001
                                 -----------     -----------    ------------    --------------    ------------
Net sales                           100.0%          100.0%         100.0%             18%              (47%)
Cost of sales                        25.6            28.2           23.8               7               (37)
                                     ----            ----           ----
    Gross profit                     74.4            71.8           76.2              23               (50)
                                     ----            ----           ----

Expenses:
     Research & development          15.1            15.6           10.5              14               (22)
     Selling, general &
     administrative                  10.8            12.2            9.5               5               (32)
                                     ----            ----            ---
                                     25.9            27.8           20.0              10               (27)
                                     ----            ----           ----
Operating income                     48.5            44.0           56.2              31               (59)
Interest income-net                   6.4            10.3            6.6             (27)              (17)
                                     ----           ----            ----
Income before income taxes           54.9%           54.3%          62.8%             20               (54)
                                     ====            ====           ====

Effective tax rates                  29.0%           29.0%          30.0%
                                     ====            ====           ====

Net sales for the year ended June 29, 2003 were $606.6 million, an increase of $94.3 million or 18% over net sales of $512.3 million in fiscal 2002. The increase in net sales was primarily due to an increase in unit shipments, which was partially offset by a decrease in the average selling price. The decrease in average selling price is the result of a continuing change in mix to smaller package products and due to slight price reductions when compared to the previous fiscal year. Geographically, international sales represented 68% of net sales, 4% higher than fiscal 2002. Internationally, sales to Rest of the World
(ROW), which is primarily Asia excluding Japan, represented 34% of net sales, while sales to Europe and Japan were 18% and 16% of net sales, respectively. Domestic sales were approximately 32% of net sales for fiscal 2003 compared to 36% for fiscal 2002. Sales increased year over year by 63% in Japan, 25% in the ROW, 9% in Europe and 4% in the United States. The Company's major end-markets are communications, industrial and computer. Sales rose in all major end-markets led by communications.

Net sales for the year ended June 30, 2002 were $512.3 million, a decrease of $460.3 million or 47% from net sales of $972.6 million in fiscal 2001. The decrease in net sales was primarily due to a decrease in unit shipments, and marginally due to a decrease in the average selling price. Geographically, international sales represented 64% of net sales, 10% higher than fiscal 2001. Internationally, sales to Rest of the World (ROW), which is primarily Asia excluding Japan, represented 32% of net sales, while sales to Europe and Japan were 20% and 12% of net sales, respectively. Sales decreased 58% year over year in the United States, decreased by 56% in Japan, decreased by

49% in Europe, and decreased 13% in ROW. The Company's major end-markets are communications, industrial and computer. Sales fell in all major end-markets led by communications.

To partially offset the impact of reduced sales on net profits during fiscal 2003 and 2002 the Company reduced its variable expenses primarily in the area of compensation. The Company achieved this by reducing profit sharing and by having plant shutdowns during fiscal 2003 and 2002. During fiscal 2003 the entire Company had five fewer one-week shutdowns when compared to the same period in the previous fiscal year. Additionally, during fiscal 2003 the Company raised the profit sharing payout when compared to fiscal 2002, which was reduced substantially from fiscal 2001. Due to having fewer shutdowns during the year and increased profit sharing the Company had greater compensation costs throughout the cost of sales and operating expense lines when compared to the previous fiscal year.

Gross profit for the year ended June 29, 2003 was $451.5 million, an increase of $83.9 million or 23% over gross profit of $367.6 million in fiscal 2002. Gross profit was 74.4% of net sales in fiscal 2003 as compared to 71.8% in fiscal 2002. The increase in gross profit as a percentage of sales was due primarily to the favorable effect of fixed costs allocated across a higher sales base. This effect was partially offset by the reduction in shutdowns referred to above and increased profit sharing. The decrease in average selling price referred to above did not have a commensurate effect on gross margin since most of the reduction was due to a change in product mix as the Company has had increased sales of products with smaller die and package types, which have a lower average selling price but also lower costs.

Gross profit for the year ended June 30, 2002 was $367.6 million, a decrease of $373.9 million or 50% from gross profit of $741.5 million in the corresponding period in fiscal 2001. Gross profit was 71.8% of net sales in fiscal 2002 as compared to 76.2% in fiscal 2001. The decrease in gross profit as a percentage of net sales was due primarily to the unfavorable effect of fixed costs allocated across a lower sales base. This effect was partially offset by the reduction in compensation costs and secondarily to the closure of the Company's 4-inch wafer fabrication plant.

Research and development ("R&D") expenses were $91.4 million, $79.8 million and $102.5 million in fiscal 2003, 2002 and 2001, respectively, or 15.1%, 15.6% and 10.5% of net sales, respectively. The dollar increase in R&D expenses in fiscal 2003 as compared to fiscal 2002 was due to increases in compensation costs caused by fewer plant shutdowns referred to above, higher profit sharing and increased headcount. These increases were offset by lower mask costs. The decrease in R&D expenses in fiscal 2002 as compared to fiscal 2001 was due to lower profit sharing and the Company shutdowns; this effect was somewhat offset by increases in staffing levels for design engineers.

Selling, general and administrative ("SG&A") expenses were $65.6 million, $62.6 million and $92.7 million in fiscal 2003, 2002 and 2001, respectively, or 10.8%, 12.2% and 9.5% of net sales, respectively. The dollar increase in SG&A expenses from fiscal 2002 to fiscal 2003 was due to increases in compensation costs caused by higher profit sharing and by fewer plant shutdowns while headcount remained relatively unchanged. These increases were partially offset by lower legal expenses. The dollar decrease in SG&A expenses from fiscal 2002 to fiscal 2001 was due to lower compensation costs caused by lower profit sharing and by plant shutdowns of one week per month for the first three quarters in fiscal 2002.

Interest income decreased 27% in fiscal 2003 to $38.7 million and decreased 17% in fiscal 2002 to $53.3 million from $64.4 million in fiscal 2001. The Company's cash, cash equivalent and short-term investment balance increased $41.5 million during fiscal 2003 after spending $230.0 million on repurchasing 8.4 million shares of the Company's common stock. Interest income fell in fiscal 2003 when compared to fiscal 2002 due to the decline in average interest rates earned on the Company's cash investments which was partially offset by the interest earned on the $41.5 million increase in cash, cash equivalent and short-term investment balance. Also contributing to the decline in interest income was the addition of interest expense in fiscal 2003 relating to a royalty agreement. Interest expense is netted against interest income in the Consolidated Statement of Income. The decrease in interest income in fiscal 2002 as compared to 2001 was due to the decline in average interest rates earned on the Company's cash equivalent and short-term investment balance which was partially offset by the interest earned on the $3.0 million dollar increase in the Company's cash, cash equivalent and short-term investment balance.

The Company's effective tax rate was 29%, 29%, and 30% in fiscal 2003, 2002 and 2001, respectively. The lower tax rates in fiscal 2003 and 2002 were primarily due to increased business activity in foreign jurisdictions with lower tax rates and an increase in tax-exempt interest income as a percentage of total interest income. The Internal Revenue Service (IRS) completed its examination of the five fiscal years beginning July 1, 1996 and ending July 1, 2001 with the exception of the foreign sales corporation (FSC) benefits. As a result of the completed portion of the examination, earnings of certain foreign subsidiaries were adjusted with the primary effect being an increase in domestic taxes paid and a decrease in the deferred tax liability account. The IRS results are included in fiscal 2003 financial statements and did not have a material impact upon them. Although the outcome of the tax audits is always uncertain, management believes that an adequate amount of taxes and related interest and penalty, if any, have been provided for any additional adjustment that may result from these years.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Annual Report on Form 10-K, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below and in "Risks and Competition" located in the "Business" section of this Annual Report on Form 10-K.

Fiscal 2003 was better than the previous fiscal year, as the Company reported solid growth over the previous fiscal year. Although the Company has seen improvements across all of its major end-markets during fiscal 2003, its backlog of $57.2 million as compared to $46.1 million at the end of the previous fiscal year, while improving within fiscal 2003, is still low by historic standards. Overall demand for the Company's products is improving; however, the Company's customers continue to be cautious in their ordering patterns. The conditions external to the Company remain largely unchanged, as general global economic and political conditions remain causes for concern. Consequently, although confidently and accurately forecasting short-term results is difficult, when weighing all factors, including improving bookings, good positioning in diverse applications across many end-markets, responsive lead times and good inventory mix positioning, and partially offsetting these positive factors with customer conservatism in response to sluggish economic news and geo-political concerns, and some summer seasonal slowness, the Company expects low single digit growth in sales and profits in the September quarter, which is in line with the Company's normal summer quarter patterns.

Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products, as well as exposure related to patent infringement suits brought against the Company are critical factors influencing future sales growth and sustained profitability. The
Company's headquarters and a portion of its manufacturing facilities and research and development activities and certain other critical business operations are located near major earthquake fault lines in California. Consequently, the Company could be adversely affected in the event of a major earthquake.

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

Liquidity and Capital Resources

At June 29, 2003, cash, cash equivalents and short-term investments totaled $1.6 billion and working capital was also $1.6 billion. During fiscal 2003 the Company repurchased 8.4 million shares of its common stock for $230.0 million. After taking into consideration the cash used for these purchases, the Company generated additional cash and short-term investments of $41.5 million.

During fiscal 2003, the Company generated $284.2 million of cash from operating activities. Additionally, the Company generated $48.4 million in proceeds from common stock issued under employee stock option and stock purchase plans.

During fiscal 2003, significant cash expenditures included net purchases of short-term investments of $105.7 million and $6.6 million for the purchase of capital assets. The Company also paid $230.0 million to repurchase 8.4 million shares of its common stock. The Company paid $65.8 million in cash dividends to stockholders representing $0.21 per share per year compared to $0.17 per share in fiscal 2002. In April 2003, the Company's Board of Directors declared an increase in the quarterly cash dividend to $0.06 per share. The payment of future dividends will be based on quarterly financial performance.

As of June 29, 2003, the Company had no off-balance sheet financing arrangements or activities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company's cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. The Company's investments are managed by outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company's investments to high quality debt instruments with relatively short-term maturities. The Company does not use derivative financial instruments in its investment portfolio. Based upon the weighted average duration of the Company's investments at June 29, 2003, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company's investments totaling approximately $13.6 million. However, because the Company's debt securities are classified as available-for-sale, no gains or losses are recognized by the Company due to changes in interest rates unless such securities are sold prior to maturity. These investments are reported at fair value with the related unrealized gains being included in accumulated other comprehensive income, a component of stockholders' equity. The Company generally holds securities until maturity and carries the securities at fair market value.

The Company has no debt and has historically satisfied its liquidity needs through cash generated from operations and the initial placement of equity securities. Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the foreseeable future.

Item 8. Financial Statements and Supplementary Data


                          LINEAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


THREE YEARS ENDED JUNE 29, 2003                     2003            2002             2001
---------------------------------------------- --------------- ---------------- ---------------
Net sales                                         $606,573        $512,282         $972,625
Cost of sales                                      155,066         144,719          231,122
---------------------------------------------- --------------- ---------------- ---------------
     Gross profit                                  451,507         367,563          741,503
---------------------------------------------- --------------- ---------------- ---------------
Expenses:
   Research and development                         91,410          79,839          102,487
   Selling, general and administrative              65,586          62,625           92,731
---------------------------------------------- --------------- ---------------- ---------------
                                                   156,996         142,464          195,218
---------------------------------------------- --------------- ---------------- ---------------
     Operating income                              294,511         225,099          546,285
---------------------------------------------- --------------- ---------------- ---------------
Interest income, net                                38,715          53,251           64,366
---------------------------------------------- --------------- ---------------- ---------------
     Income before income taxes                    333,226         278,350          610,651
---------------------------------------------- --------------- ---------------- ---------------
Provision for income taxes                          96,635          80,721          183,195
---------------------------------------------- --------------- ---------------- ---------------
     Net income                                   $236,591        $197,629         $427,456
---------------------------------------------- --------------- ---------------- ---------------

---------------------------------------------- --------------- ---------------- ---------------
Earnings per share:
---------------------------------------------- --------------- ---------------- ---------------
     Basic                                     $      0.76     $      0.62      $      1.35
---------------------------------------------- --------------- ---------------- ---------------
     Diluted                                   $      0.74     $      0.60      $      1.29
---------------------------------------------- --------------- ---------------- ---------------
Weighted average shares outstanding:
     Basic                                         313,115         317,215          316,924
     Diluted                                       321,375         328,538          332,527

Cash dividends per share                       $      0.21     $      0.17      $      0.13
---------------------------------------------- --------------- ---------------- ---------------


See accompanying notes.

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


JUNE 29, 2003 AND JUNE 30, 2002                                                                       2003                     2002
                                                                                               -----------              -----------
Assets
Current assets:
   Cash and cash equivalents                                                                   $   136,276              $   211,706
   Short-term investments                                                                        1,457,291                1,340,324
   Accounts receivable, net of allowance for
        doubtful accounts of $1,762 ($1,302 in 2002)                                                80,094                   81,447
   Inventories:
        Raw materials                                                                                3,196                    2,997
        Work-in-process                                                                             25,471                   22,941
        Finished goods                                                                               3,427                    3,004
                                                                                               -----------              -----------
        Total inventories                                                                           32,094                   28,942
   Deferred tax assets                                                                              51,181                   43,754
   Prepaid expenses and other current assets                                                        19,064                   21,408
                                                                                               -----------              -----------
        Total current assets                                                                     1,776,000                1,727,581
                                                                                               -----------              -----------
Property, plant and equipment, at cost:
   Land, buildings and improvements                                                                142,361                  140,468
   Manufacturing and test equipment                                                                324,314                  326,388
   Office furniture and equipment                                                                    3,399                    3,384
                                                                                               -----------              -----------
                                                                                                   470,074                  470,240
   Accumulated depreciation and amortization                                                      (246,630)                (209,388)
                                                                                               -----------              -----------
        Net property, plant and equipment                                                          223,444                  260,852
                                                                                               -----------              -----------
   Other non current assets                                                                         57,435                       --
                                                                                               -----------              -----------
        Total assets                                                                           $ 2,056,879              $ 1,988,433
                                                                                               ===========              ===========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                                            $     7,480              $     5,098
   Accrued payroll and related benefits                                                             39,471                   36,517
   Deferred income on shipments to distributors                                                     44,678                   46,168
   Income taxes payable                                                                             53,279                   63,354
   Other accrued liabilities                                                                        17,121                   17,860
                                                                                               -----------              -----------
        Total current liabilities                                                                  162,029                  168,997
                                                                                               -----------              -----------
Deferred tax and other long-term liabilities                                                        79,921                   37,982
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000 shares
   authorized; none issued or outstanding                                                               --                       --
   Common stock, $0.001 par value, 2,000,000
   shares authorized; 312,706 shares issued and
   outstanding at June 29, 2003 (316,150 shares
   at June 30, 2002)                                                                                   313                      316
   Additional paid-in capital                                                                      740,084                  672,600
   Accumulated other comprehensive income, net                                                       6,950                     --
   Retained earnings                                                                             1,067,582                1,108,538
                                                                                               -----------              -----------
     Total stockholders' equity                                                                  1,814,929                1,781,454
                                                                                               -----------              -----------
       Total liabilities and stockholders' equity                                              $ 2,056,879              $ 1,988,433
                                                                                               ===========              ===========


See accompanying notes.

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

THREE YEARS ENDED JUNE 29, 2003                                                        2003                2002                2001
                                                                                -----------         -----------         -----------
Cash flow from operating activities:
    Net income                                                                  $   236,591         $   197,629         $   427,456
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                                                 45,903              46,261              35,788
       Tax benefit from stock option transactions                                    37,321              38,091              90,563
    Change in operating assets and liabilities:
            Decrease (increase) in accounts receivable                                1,353               8,389             (20,511)
            Decrease (increase) in inventories                                       (3,152)             (3,350)             (3,680)
            Decrease (increase) in deferred tax assets                               (7,427)               (272)            (11,236)
            Decrease (increase) in prepaid expenses
              and other current assets                                                1,344              (1,472)             (8,874)
            Decrease (increase) in long-term assets                                  (1,750)                 --                  --
            Increase (decrease) in accounts payable,
              accrued payroll and other accrued
              liabilities                                                               (52)            (46,933)              4,135
            Increase (decrease) in deferred income
              on shipments to distributors                                           (1,490)              1,687               9,993
            Increase (decrease) in income taxes payable                             (10,075)             12,019              19,419
            Increase (decrease) in deferred tax liabilities                         (14,333)              5,089              16,511
                                                                                -----------         -----------         -----------

    Cash provided by operating activities                                           284,233             257,138             559,564
                                                                                -----------         -----------         -----------

Cash flow from investing activities:
   Purchase of  short-term investments                                             (881,284)           (961,041)         (1,722,358)
   Proceeds from sales and maturities of short-term
   investments                                                                      775,617             848,613           1,439,565
   Purchase of property, plant and equipment                                         (6,609)            (17,887)           (127,861)
                                                                                -----------         -----------         -----------

    Cash used in investing activities                                              (112,276)           (130,315)           (410,654)
                                                                                -----------         -----------         -----------

Cash flow from financing activities:
   Issuance of common shares under employee stock plans                              48,422              39,333              52,704
   Purchase of common stock                                                        (230,005)           (221,551)            (69,799)
   Payment of cash dividends                                                        (65,804)            (54,005)            (41,164)
                                                                                -----------         -----------         -----------

    Cash used in financing activities                                              (247,387)           (236,223)            (58,259)
                                                                                -----------         -----------         -----------
Increase (decrease) in cash and cash equivalents                                    (75,430)           (109,400)             90,651
Cash and cash equivalents, beginning of period                                      211,706             321,106             230,455
                                                                                -----------         -----------         -----------

Cash and cash equivalents, end of period                                        $   136,276         $   211,706         $   321,106
                                                                                ===========         ===========         ===========

Supplemental disclosures of cash flow information:
    Cash paid during the fiscal year for income taxes                           $    90,637         $    25,483         $    67,656
                                                                                ===========         ===========         ===========

See accompanying notes.

                          LINEAR TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

THREE YEARS ENDED JUNE 29, 2003                                                           Accumulated
                                                     Common Stock          Additional     Other                        Total
                                             --------------------------    Paid-In        Comprehensive Retained       Stockholders'
                                                Shares         Amount      Capital        Income        Earnings       Equity
                                             -----------    -----------    -----------    -----------   -----------    -----------
Balance at July 2, 2000                          315,167    $   467,474             --             --   $   854,723    $ 1,322,197
Issuance of common stock for cash
   under employee stock option and
   stock purchase plans                            5,291         52,704             --             --            --         52,704
Tax benefit from stock option transactions            --         90,563             --             --            --         90,563
Purchase and retirement of common stock           (1,550)        (2,539)            --             --       (67,260)       (69,799)
Reincorporation in Delaware                           --       (607,883)   $   607,883             --            --             --
Cash dividends - $0.13 per share                      --             --             --             --       (41,164)       (41,164)
Net income                                            --             --             --             --       427,456        427,456
                                             -----------    -----------    -----------    -----------   -----------    -----------
Balance at July 1, 2001                          318,908            319        607,883             --     1,173,755      1,781,957
Issuance of common stock for cash under
   employee stock option and stock purchase
   plans                                           3,681              3         39,330             --            --         39,333
Tax benefit from stock option transactions            --             --         38,091             --            --         38,091
Purchase and retirement of common stock           (6,439)            (6)       (12,704)            --      (208,841)      (221,551)
Cash dividends - $0.17 per share                      --             --             --             --       (54,005)       (54,005)
Net income                                            --             --             --             --       197,629        197,629
                                             -----------    -----------    -----------    -----------   -----------    -----------
Balance at June 30, 2002                         316,150            316        672,600             --     1,108,538      1,781,454
Issuance of common stock for cash under
   employee stock option and stock purchase
   plans                                           4,946              5         48,417             --            --         48,422
Tax benefit from stock option transactions            --             --         37,321             --            --         37,321
Purchase and retirement of common stock           (8,390)            (8)       (18,254)            --      (211,743)      (230,005)
Cash dividends - $0.21 per share                      --             --             --             --       (65,804)       (65,804)
Comprehensive income:
    Unrealized gain on available for sale
      investments, net                                --             --             --    $     6,950            --          6,950
    Net income                                        --             --             --             --       236,591        236,591
                                                                                                                       -----------
Comprehensive income                                  --             --             --             --            --        243,541
                                             -----------    -----------    -----------    -----------   -----------    -----------
Balance at June 29, 2003                         312,706    $       313    $   740,084    $     6,950   $ 1,067,582    $ 1,814,929
                                             ===========    ===========    ===========    ===========   ===========    ===========


See accompanying notes.

                          LINEAR TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Significant Accounting Policies

Description of Business and Export Sales

Linear Technology Corporation (together with its consolidated subsidiaries, "Linear Technology" or the "Company") designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, cellular telephones, networking products, notebook and desktop computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and MP3 players, complex medical devices, automotive electronics, factory automation, process control, and military and space systems. The Company was organized and incorporated in 1981 by a management team with significant experience in the design, manufacture and marketing of linear circuits. During fiscal year 2001, the Company reincorporated from California to Delaware. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

Export sales by geographic area were as follows:

In thousands                                2003            2002            2001
                                        --------        --------        --------
Europe                                  $111,149        $102,413        $202,193
Japan                                     98,785          60,759         137,352
Rest of the World                        203,484         163,019         188,129
                                        --------        --------        --------
Total export sales                      $413,418        $326,191        $527,674
                                        ========        ========        ========

Basis of Presentation

The Company's fiscal year ends on the Sunday nearest June 30. Fiscal 2003, 2002 and 2001 were 52 week periods. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant inter-company accounts and transactions. Accounts denominated in foreign currencies have been translated using the U.S. dollar as the functional currency.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-term Investments

Cash equivalents are highly liquid investments with original maturities of three months or less. Investments with maturities over three months at the time of purchase are classified as short-term investments.

At June 29, 2003 and June 30, 2002, all of the Company's investments in debt securities were classified as available-for-sale, which means that, although the Company principally holds securities until maturity, they may be sold under certain circumstances. The debt securities are carried at fair market value, determined using quoted market prices for these securities. Realized gains and losses from short-term investments were not material at any time during fiscal 2003,2002 and 2001.

Concentrations of Credit Risk, Off Balance Sheet Risk and Contingencies

The Company's investment policy restricts investments to high credit quality investments with maturities of three years or less and limits the amount invested with any one issuer. Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company's customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, primarily letters of credit, as deemed necessary.

No single end customer has accounted for 10% or more of the Company's net sales. The Company's primary domestic distributor, Arrow Electronics, accounted for 15% of net sales during fiscal 2003 and 18% of accounts receivable as of fiscal 2003 year-end; 16% of net sales for fiscal 2002 and 17% of accounts receivable as of fiscal

2002 year-end; and 12% of net sales for fiscal 2001 and 13% of accounts receivable as of fiscal 2001 year-end. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of net sales for fiscal 2003, 2002 and 2001.

The Company's assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations. However, the Company's foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk. The Company considers this risk to be minor and, for the three years ended June 29, 2003, had not utilized derivative instruments to hedge foreign currency risk or for any other purpose. Gains and losses resulting from foreign currency fluctuations are recognized in income currently and were not material for all periods presented.

The Company is subject to contingencies, including legal proceedings arising out of a wide range of matters, including, among others, patent suits and employment claims. While it is impossible to ascertain the ultimate legal and financial liability with respect to these lawsuits, the Company believes that the aggregate amount of such liabilities, if any, will not have a material adverse effect on the consolidated financial position or results of operation of the Company.

Inventories

The Company values inventories at the lower of cost or market. The Company records charges to write down inventories for unsalable, excess or obsolete raw materials, work-in-process and finished goods. Newly introduced parts are generally not valued until success in the market place has been determined by a consistent pattern of sales and backlog among other factors. In addition to writedowns based on newly introduced parts, statistical and judgmental assessments are calculated for the remaining inventory based on salability and obsolescence.

Property, Plant and Equipment and Other Non Current Assets

Net property, plant and equipment at June 29, 2003 was geographically distributed as follows: United States - $182,206,000; Malaysia - $22,276,000; Singapore - $18,944,000; and other - $18,000. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (3-7 years for equipment and 10-30 years for buildings and building improvements). Leasehold improvements are amortized over the shorter of the asset's useful life or the expected term of the lease.

Other assets principally relate to technology agreements that are generally amortized over their contractual periods, primarily ten years using the straight-line method of amortization. The related liability for the technology agreement is recorded as a long-term liability.

Revenue Recognition

Revenue from product sales made directly to customers is recognized upon the transfer of title, which generally occurs at the time of shipment. Revenue from the Company's sales to domestic distributors is recognized under agreements which provide for certain sales price rebates and limited product return privileges. As a result, the Company defers recognition of such sales until the domestic distributors sell the merchandise. The Company relieves inventory and records a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms. The income to be derived from distributor sales is recorded under current liabilities on the balance sheet as "Deferred income on shipments to distributors" until such time as the distributor confirms a final sale to its end customer.

The Company's sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates. Revenue on these sales is recognized upon shipment at which time title passes. The Company estimates international distributor returns based on historical data and current business expectations and defers a portion of international distributor sales and profits based on these estimated returns. Such amounts are classified in "Deferred income on shipments to distributors" on the accompanying balance sheet.

The Company's warranty policy provides for replacement of defective parts. Warranty expense historically has been negligible.

Stock Based Compensation

The Company has adopted the  disclosure  requirements  of Statement of Financial
Accounting Standards No. 148 (SFAS 148,) "Accounting for Stock-Based Compensation - Transition and Disclosure" in this Annual Report on Form 10-K. SFAS 148 amends Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plans. No employee compensation expense has been recorded as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Had expense been recognized using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:

                                                  Twelve Months Ended
                                     ------------------------------------------
In thousands                           June 29,         June 30,       July 1,
                                         2003            2002           2001
                                     -----------   --------------   -----------
Net income, as reported              $   236,591   $      197,629   $   427,456

Deduct: total stock-based
compensation expense determined
under the fair value method,
net of tax                               (75,867)         (65,693)      (61,393)
                                     -----------   --------------   -----------
Pro forma net income                 $   160,724   $      131,936   $   366,063
                                     ===========   ==============   ===========
Earning per share:
Basic-as reported                    $      0.76   $         0.62   $      1.35
                                     ===========   ==============   ===========
Basic-pro forma                      $      0.51   $         0.42   $      1.16
                                     ===========   ==============   ===========
Diluted-as reported                  $      0.74   $         0.60   $      1.29
                                     ===========   ==============   ===========
Diluted-pro forma                    $      0.50   $         0.40   $      1.10
                                     ===========   ==============   ===========

See Note 4 for a discussion on the assumptions used in the option-pricing model and estimated fair value of employee stock options.

Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options was 8,260,000, 11,323,000, and 15,603,000 shares for fiscal 2003, 2002, and 2001 respectively. The weighted average diluted common shares outstanding for fiscal 2003, 2002, and 2001 excludes the dilutive effect of approximately 14,434,000, 16,433,000, and 19,842,000 options, respectively, since such options have an exercise price in excess of the average market value of the Company's common stock during the fiscal year.

Comprehensive Income

Accumulated other comprehensive income consists entirely of unrealized gains on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity.

Segment Reporting

The Company competes in a single operating segment, and as a result, no segment information has been disclosed. Disclosures about products and services, geographical areas, and major customers are included above in Note 1 to the consolidated financial statements.

Recent Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary)
in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes the adoption of FIN 46 will not have an impact on its results of operations or financial position.

2. Short-term Investments

The Company accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Company's cash equivalents and short-term investments are treated as "available-for-sale" under SFAS No. 115. The securities are reported at fair value with the related unrealized gains included in accumulated other comprehensive income, a component of stockholder equity, net of tax. Available-for-sale short-term investment at June 29, 2003 and June 30, 2002 were as follows:

In thousands                                            June 29, 2003                                   June 30, 2002
                                          ------------------------------------------      ------------------------------------------
                                          Amortized       Unrealized      Estimated       Amortized       Unrealized      Estimated
                                          Cost            Gain            Fair Value      Cost            Gain            Fair Value
                                          ----------      ----------      ----------      ----------      ----------      ----------
Municipal bonds                           $  697,184      $    5,560      $  702,744      $  727,884      $       --      $  727,884
U.S. Treasury securities
and obligations of U.S.
government agencies                          475,339           4,979         480,318         409,116              --         409,116
Corporate debt securities
 and other                                   273,468             761         274,229         203,324              --         203,324
                                          ----------      ----------      ----------      ----------      ----------      ----------
                                          $1,445,991      $   11,300      $1,457,291      $1,340,324      $       --      $1,340,324
                                          ==========      ==========      ==========      ==========      ==========      ==========

At June 30, 2002 the debt securities are carried at amortized cost, which approximates fair market value, determined using quoted market prices for these securities.

The contractual maturities of short-term investments at June 29, 2003 were as follows: one year or less at the estimated fair value- $714,118; one year to three years at the estimated fair value- $743,173. The contractual maturities of short-term investments at June 30, 2002 were as follows: one year or less at the estimated fair value- $290,017; one year to three years at the estimated fair value- $1,050,307. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

3. Lease Commitments

The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period. In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities.

At June 29, 2003, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year were as follows: fiscal 2004: $4,183,000; fiscal 2005: $3,842,000; fiscal 2006: $3,436,000; fiscal 2007:
$2,864,000; fiscal 2008: $2,687,000; and thereafter: $7,423,000.

Total rent expense was  $4,044,000,  $3,418,000,  and $2,252,000 in fiscal 2003,
2002 and 2001, respectively.

4. Employee Benefit Plans

Stock Option Plans

The Company has stock option plans under which options to purchase shares of the Company's common stock may be granted to employees and directors at a price no less than the fair market value on the date of the grant. At June 29, 2003, the total authorized number of shares under all plans was 184,000,000. At June 29, 2003, 26,537,086 shares were available for grant under all plans. Options become exercisable over a five-year period (generally 10% every six months.) All options expire ten years after the date of the grant.

Stock option transactions during the three years ended June 29, 2003 are summarized as follows:

                                                     Stock           Weighted-
                                                    Options           Average
                                                  Outstanding     Exercise Price
                                                  -----------     --------------
Outstanding options, July 2, 2000                 39,888,920        $   14.70
                                                  ----------

Granted                                            7,835,650            46.61
Forfeited                                           (764,780)           22.55
Exercised                                         (5,164,470)            9.14
                                                  ----------
Outstanding options, July 1, 2001                 41,795,320            21.21
                                                  ----------

Granted                                            1,838,000            38.96
Forfeited                                         (1,220,650)           33.19
Exercised                                         (3,519,710)            9.69
                                                  ----------
Outstanding options, June 30, 2002                38,892,960            22.72
                                                  ----------

Granted                                            8,075,530            25.68
Forfeited                                           (736,546)           34.85
Exercised                                         (4,710,476)            9.06
                                                  ----------
Outstanding options, June 29, 2003                41,521,468        $   24.58
                                                  ==========

The following table sets forth certain information with respect to employee stock options outstanding and exercisable at June 29, 2003:

                                        Option Outstanding                  Option Exercisable
                           ------------------------------------------     ----------------------
                                                         Weighted
                                            Weighted     Average                           Weighted
                                            Average      Remaining        Stock            Average
Range of Exercise          Stock Options    Exercise     Contractual      Options          Exercise
Prices                     Outstanding      Price        Life (Years)     Exercisable      Price
------                     -----------      -----        ------------     -----------      -----
$ 4.34  -  $ 12.97         13,337,100       $ 9.43           3.53         13,240,100       $   9.42
$12.98  -  $ 25.05         11,904,778        21.47           7.27          5,676,071          18.03
$25.06  -  $ 40.90         10,667,990        33.33           7.17          5,596,530          31.88
$40.91  -  $ 55.88          5,611,600        50.55           7.09          2,961,725          50.28
                          -----------                                    -----------

$  4.34  - $ 55.88         41,521,468       $24.58           6.02         27,474,426       $  20.17
                          ===========                                    ===========

Stock Purchase Plan

The Company's stock purchase plan ("ESPP") permits eligible employees to purchase common stock through payroll deductions at the lower of 85% of the fair market value of common stock at the beginning or end of each six month offering period. The offering periods commence on approximately May 1 and November 1 of each year. At June 29, 2003, the shares reserved for issuance under this plan totaled 8,400,000 and 7,514,520 shares had been issued under this plan. During fiscal 2003, 235,844 shares were issued at a weighted-average price of $23.81 per share pursuant to this plan.

FAS 123 Assumptions

Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. Options granted were estimated using the Black-Scholes valuation model. The following assumptions were used for 2003, 2002 and 2001:

                                  2003      2002        2001
                                  ----      ----        ----
   Expected lives                  6.4       6.1         6.5
   Expected volatility            66.0%     69.0%       65.8%
   Dividend yields                 0.7%      0.5%        0.2%
   Risk free interest rates        3.1%      4.4%        5.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of publicly traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of publicly traded options, and because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its stock options.

Using the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted in fiscal 2003, 2002 and 2001 was $16.35, $25.59 and $31.64 per share, respectively. For the purposes of the pro forma information, the estimated fair values of the employee stock options are amortized to expense using the straight-line method over the vesting period.

Retirement Plan

The Company has established a 401(k) retirement plan for its qualified U.S. employees. Profit sharing contributions made by the Company to this plan were approximately $5,718,000, $8,873,000 and $11,857,000 in fiscal 2003, 2002 and
2001, respectively.

5.  Income Taxes

The components of income before income taxes are as follows:

In thousands                                    2003          2002          2001
                                            --------      --------      --------
United States operations                    $299,828      $245,830      $541,112
Foreign operations                            33,398        32,520        69,539
                                            --------      --------      --------
                                            $333,226      $278,350      $610,651
                                            ========      ========      ========

The provision for income taxes consists of the following:

In thousands                           2003               2002              2001
                                  ---------          ---------         ---------
United States federal:
Current                           $ 105,972          $  66,465         $ 155,390
Deferred                            (15,347)             4,751             4,747
                                  ---------          ---------         ---------
                                     90,625             71,216           160,137
                                  ---------          ---------         ---------
State:
Current                               6,493              5,923            14,229
Deferred                             (2,960)                66               528
                                  ---------          ---------         ---------
                                      3,533              5,989            14,757
                                  ---------          ---------         ---------
Foreign:
Current                               1,580              3,516             8,301
Deferred                                897                 --                --
                                  ---------          ---------         ---------
                                      2,477              3,516             8,301
                                  ---------          ---------         ---------
                                  $  96,635          $  80,721         $ 183,195
                                  =========          =========         =========

Actual current federal and state tax liabilities are lower than the amounts reflected above by the tax benefit from stock option activity of approximately $37,321,000, $38,091,000, and $90,563,000, for fiscal 2003, 2002 and 2001, respectively. The tax benefit from stock option activity is recorded as a reduction in current income taxes payable and an increase in common stock.

The provision for income taxes reconciles to the amount computed by applying the statutory U.S. Federal rate at 35% to income before income taxes as follows:

In thousands                                                                             2003               2002               2001
                                                                                    ---------          ---------          ---------
Tax at U.S. statutory rate                                                          $ 116,629          $  97,423          $ 213,728
State income taxes, net of federal benefit                                              2,296              3,894              9,592
Earnings of foreign subsidiaries subject to lower rates                                (5,007)            (5,069)           (10,230)
Tax-exempt interest income                                                             (8,142)           (10,850)           (11,908)
Export sales benefit                                                                   (6,825)            (3,640)           (13,224)
Other                                                                                  (2,316)            (1,037)            (4,763)
                                                                                    ---------          ---------          ---------
                                                                                    $  96,635          $  80,721          $ 183,195
                                                                                    =========          =========          =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities recorded in the balance sheet as of June 29, 2003 and June 30, 2002 are as follows:

In thousands                                                    2003        2002
                                                             -------     -------
Deferred tax assets:
   Inventory valuation                                       $19,174     $17,680
   Deferred income on shipments to distributors               16,485      17,236
   State income taxes                                          1,237       2,098
   Non-deductible accrued benefits                             1,992       1,954
   Taxes of foreign subsidiaries                               6,165          --
   Tax credit carryforward                                     3,063          --
   Other                                                       3,065       4,786
                                                             -------     -------
     Total deferred tax assets                               $51,181     $43,754
                                                             =======     =======

Deferred tax liabilities:
   Depreciation and amortization                             $11,792     $11,642
   Unremitted earnings of subsidiaries                         5,692      26,340
   Interest income of subsidiaries                             6,165          --
   Unrealized gain on investments                              4,350          --
                                                             -------     -------
     Total deferred tax liabilities                           27,999      37,982
                                                             -------     -------

   Net deferred tax assets                                   $23,182     $ 5,772
                                                             -------     -------

The Company has a tax holiday in Singapore which is effective through September 2004. The Company's Malaysia tax holiday is effective through July 2005.

The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $3,439,000 ($0.01 per diluted share) in fiscal 2003, $4,328,000 ($0.01 per diluted share) in fiscal 2002, and $11,669,000 ($0.04 per diluted share) in fiscal 2001. The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysia subsidiaries, as it is the Company's intention to permanently invest these earnings overseas. Should these earnings be remitted to the U.S. parent, additional U.S. taxable income would be approximately $193,274,000.

The Internal Revenue Service (IRS) completed its examination of the five fiscal years beginning July 1, 1996 and ending July 1, 2001 with the exception of the foreign sales corporation (FSC) benefits. As a result of the completed portion of the examination, earnings of certain foreign subsidiaries were adjusted with the primary effect being an increase in domestic taxes paid and a decrease in the deferred tax liability account. The IRS results are included in fiscal 2003 financial statements and did not have a material impact upon them. Although the outcome of the tax audits is always uncertain, management believes that an adequate amount of taxes and related interest and penalty, if any, have been provided for any additional adjustment that may result from these years.

The Company has state tax credit carryforwards of $4.7 million, which do not expire.

6. Quarterly Information (Unaudited)

In thousands, except per share amounts

Quarter Ended Fiscal 2003                               June 29, 2003       March 30, 2003        Dec. 29, 2002       Sept. 29, 2002
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $   165,767          $   153,750          $   145,045          $   142,011
Gross profit                                                  125,312              114,360              106,392              105,443
Net income                                                     66,004               60,622               56,163               53,802
Basic earnings per share                                         0.21                 0.19                 0.18                 0.17
Diluted earnings per share                                       0.21                 0.19                 0.18                 0.17
Cash dividends per share                                         0.06                 0.05                 0.05                 0.05
Stock price range per share:
   High                                                         36.77                34.91                34.96                33.10
   Low                                                          30.48                25.72                19.61                20.10

In thousands, except per share amounts

Quarter Ended Fiscal 2002                               June 30, 2002       March 31, 2002        Dec. 30, 2001       Sept. 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $   140,757          $   130,155          $   121,266          $   120,104
Gross profit                                                  103,936               95,637               85,133               82,857
Net income                                                     55,034               51,480               45,965               45,150
Basic earnings per share                                         0.17                 0.16                 0.15                 0.14
Diluted earnings per share                                       0.17                 0.16                 0.14                 0.14
Cash dividends per share                                         0.05                 0.04                 0.04                 0.04
Stock price range per share:
   High                                                         45.87                46.72                44.52                48.08
   Low                                                          28.58                36.24                30.00                31.29

The stock activity in the above table is based on the high and low closing prices. These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. The Company's common stock is traded on the NASDAQ National Market System under the symbol LLTC.

At June 29, 2003, there were approximately 1,655 stockholders of record.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of June 29, 2003 and June 30, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 29, 2003. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation at June 29, 2003 and June 30, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ Ernst & Young LLP

San Jose, California
July 18, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 9a. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company's management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting

There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this item for the Company's directors is incorporated herein by reference to the 2003 Proxy Statement, under the caption "Proposal One - Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption "Executive Officers of the Registrant." The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2003 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

         Incorporated by reference to the 2003 Proxy Statement, under the section titled "Executive Officer Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Incorporated by reference to the 2003 Proxy Statement, under the section titled "Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners" and "Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13. Certain Relationships and Related Transactions

         Not applicable.

Item 14.

         Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the Company's first fiscal year ending after December 15, 2003.

                                     PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

         The following consolidated financial statements are included in Item 8:

                  Consolidated Statements of Income for each of the three years in the period ended June 29, 2003

                  Consolidated Balance Sheets as of June 29, 2003 and 2002

                  Consolidated Statements of Cash Flows for each of the three years in the period ended June 29, 2003

                  Consolidated Statements of Stockholders' Equity as of June 29, 2003, 2002 and 2001

                  Report of Independent Auditors


2. Schedules

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                                                Additions
                                                            Balance at          Charged to                                Balance at
                                                            Beginning           Costs and                                 End of
                                                            of Period           Expenses              Deductions(1)       Period
                                                            ---------           --------              -------------       ------
Allowance for doubtful accounts:

Year ended July 1, 2001 ..........................          $  803              $     --                $ --              $  803
                                                            ======              ========              ======              ======

Year ended June 30, 2002 .........................          $  803              $    800              $  301              $1,302
                                                            ======              ========              ======              ======

Year ended June 29, 2003 .........................          $1,302              $  1,000              $  540              $1,762
                                                            ======              ========              ======              ======


                  (1) Write-offs of doubtful accounts.

         Schedules other than the schedule listed above have been omitted since they are either not required or the information is included elsewhere.

3.   Exhibits

         The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(b) Reports on Form 8-K.

         During the quarter ended June 29, 2003, the Company filed one report on Form 8-K as follows:

         A report on Form 8-K was filed April 15, 2003, furnishing to the Securities and Exchange Commission a press release announcing the Company's third quarter financial results.

(c)   Exhibit Index

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

10.45 Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(4)

10.46 Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (5)

10.47 1996 Incentive Stock Option Plan, form of Incentive Stock Option Agreement and form of Nonstatutory Stock Option Agreement.(*) (7)

10.48    1996 Senior Executive Bonus Plan, as amended July 25, 2000.(*) (8)

10.49 2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement.(*)(11)

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

11.1 Computation of earnings per share. (see Consolidated Statements of Income in Item 8).

21.1     Subsidiaries of Registrant.

23.1     Consent of Ernst & Young LLP, Independent Auditors.

24.1     Power of Attorney. (see page 36)

31.1     Certification of Chief Executive Officer.

31.2     Certification of Chief Financial Officer.

32.1 Certification of Robert H. Swanson Jr. and Paul Coghlan Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(11) Incorporate by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits," of the Registrants's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LINEAR TECHNOLOGY CORPORATION
                          -----------------------------
                                  (Registrant)

                         By: /s/ Robert H. Swanson, Jr.
                             --------------------------
                             Robert H. Swanson, Jr.
                            Chairman of the Board and
                             Chief Executive Officer
                               September 12, 2003


                                POWER OF ATTORNEY

         Know all persons by these presents, that each person whose signature appears below constitutes and appoints Robert H. Swanson, Jr. and Paul Coghlan, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

/s/ Robert H. Swanson, Jr.                                    /s/ Paul Coghlan
--------------------------                                    ----------------
Robert H. Swanson, Jr.                                        Paul Coghlan
Chairman of the Board and                                     Vice President of Finance and Chief
Chief Executive Officer                                       Financial Officer (Principal Financial
(Principal Executive Officer)                                 Officer and Principal Accounting Officer)
September 12, 2003                                            September 12, 2003

/s/ David S. Lee                                              /s/ Thomas S. Volpe
----------------                                              -------------------
David S. Lee                                                  Thomas S. Volpe
Director                                                      Director
September 12, 2003                                            September 12, 2003

/s/ Leo T. McCarthy                                           /s/ Richard M. Moley
-------------------                                           --------------------
Leo T. McCarthy                                               Richard M. Moley
Director                                                      Director
September 12, 2003                                            September 12, 2003