Form 10-Q
period 2003-09-28
LINEAR TECHNOLOGY CORP /CA/
filed 2003-11-12
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2003

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

                                     Yes [X]  No [ ]


         There were 312,404,599 shares of the Registrant's Common Stock issued and outstanding as of October 24, 2003.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 28, 2003


                                      INDEX

                                                                                                Page
                                                                                                ----

Part I:    Financial Information

           Item 1.    Financial Statements

                      Consolidated Statements of Income for the three months                    3
                      ended September 28, 2003 and September 29, 2002

                      Consolidated Balance Sheets at September 28, 2003                         4-5
                      and June 29, 2003

                      Consolidated Statements of Cash Flows for the three                       6
                      months ended September 28, 2003 and September 29, 2002

                      Notes to Consolidated Financial Statements                                7-9

           Item 2.    Management's Discussion and Analysis of Financial                         10-12
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                12

           Item 4.    Controls and Procedures                                                   12

Part II:   Other Information

           Item 6.    Exhibits and Reports on Form 8-K                                          13

Signatures:                                                                                     14

                                       2

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                          LINEAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                     Three Months Ended
                                            ------------------------------------
                                             September 28,        September 29,
                                                  2003                2002
                                            -----------------    ---------------

Net sales                                       $174,077             $142,011

Cost of sales                                     41,409               36,568
                                                --------             --------

      Gross profit                               132,668              105,443
                                                --------             --------

Expenses:

      Research and development                    24,335               23,074

      Selling, general and administrative         17,571               16,947
                                                --------             --------

                                                  41,906               40,021
                                                --------             --------

         Operating income                         90,762               65,422

Interest income, net                               7,085               10,355
                                                --------             --------

         Income before income taxes               97,847               75,777

Provision for income taxes                        28,376               21,975
                                                --------             --------

         Net income                             $ 69,471             $ 53,802
                                                ========             ========

Basic earnings per share                        $   0.22             $   0.17
                                                ========             ========

Shares used in the calculation of basic
    earnings per share                           313,409              314,190
                                                ========             ========

Diluted earnings per share                      $   0.22             $   0.17
                                                ========             ========

Shares used in the calculation of diluted
    earnings per share                           322,894              322,253
                                                ========             ========

Cash dividends per share                        $   0.06             $   0.05
                                                ========             ========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                    (in thousands, except per share amounts)


                                                    September 28,     June 29,
                                                        2003            2003
                                                     -----------    -----------
                                                     (unaudited)     (audited)
Current assets:
   Cash and cash equivalents                         $   145,974    $   136,276
   Short-term investments                              1,521,142      1,457,291
   Accounts receivable, net of allowance for
     doubtful accounts of $1,762 ($1,762 at               95,709         80,094
     June 29, 2003)
   Inventories:
        Raw materials                                      3,200          3,196
        Work-in-process                                   26,068         25,471
        Finished goods                                     3,638          3,427
                                                     -----------    -----------
        Total inventories                                 32,906         32,094
   Deferred tax assets                                    51,181         51,181
   Prepaid expenses and other current assets              18,661         19,064
                                                     -----------    -----------
        Total current assets                           1,865,573      1,776,000
                                                     -----------    -----------
Property, plant and equipment, at cost:
   Land, buildings and improvements                      142,355        142,361
   Manufacturing and test equipment                      324,518        324,314
   Office furniture and equipment                          3,399          3,399
                                                     -----------    -----------
                                                         470,272        470,074
   Accumulated depreciation and amortization            (256,475)      (246,630)
                                                     -----------    -----------
        Net property, plant and equipment                213,797        223,444
                                                     -----------    -----------

Other non current assets                                  56,020         57,435
                                                     -----------    -----------
        Total assets                                 $ 2,135,390    $ 2,056,879
                                                     ===========    ===========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES & STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                        September 28,  June 29,
                                                            2003         2003
                                                         ----------   ----------
                                                         (unaudited)   (audited)
Current liabilities:

   Accounts payable                                      $    7,158   $    7,480
   Accrued payroll and related benefits                      28,985       39,471
   Deferred income on shipments to distributors              46,198       44,678
   Income taxes payable                                      61,258       53,279
   Other accrued liabilities                                 17,194       17,121
                                                         ----------   ----------
        Total current liabilities                           160,793      162,029
                                                         ----------   ----------

Deferred tax and other long-term liabilities                 77,958       79,921

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000
   shares authorized; none issued or outstanding               --           --
   Common stock, $0.001 par value, 2,000,000
     shares authorized; 314,244 shares issued
     and outstanding at September 28, 2003
     (312,706 shares at June 29, 2003)                          314          313
   Additional paid-in capital                               774,700      740,084
   Accumulated other comprehensive income,net                 4,981        6,950
   Retained earnings                                      1,116,644    1,067,582
                                                         ----------   ----------
     Total stockholders' equity                           1,896,639    1,814,929
                                                         ----------   ----------
       Total liabilities and stockholders' equity        $2,135,390   $2,056,879
                                                         ==========   ==========

                            See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                    Three Months Ended
                                                            ----------------------------------
                                                            September 28,       September 29,
                                                                2003                 2002
                                                              ---------           ---------
Cash flow from operating activities:
         Net income                                           $  69,471           $  53,802
         Adjustments to reconcile net income to
              net cash provided by operating activities:
            Depreciation and amortization                        12,234              11,570
            Tax benefit from stock option transactions           12,793               3,613
         Change in operating assets and liabilities:
            Decrease (increase) in accounts receivable          (15,615)            (11,628)
            Decrease (increase) in inventories                     (812)             (1,818)
            Decrease (increase) in prepaid expenses
               and other current assets                             403               3,459
            Increase (decrease) in accounts payable,
               accrued payroll and other accrued liabilities    (11,466)             (8,280)
            Increase (decrease) in deferred income on
               shipments to distributors                          1,520               1,196
            Increase (decrease) in income taxes payable           7,979               4,479
                                                              ---------           ---------
               Cash provided by operating activities             76,507              56,393
                                                              ---------           ---------

Cash flow from investing activities:
         Purchase of  short-term investments                   (282,207)            (98,539)
         Proceeds from sales and maturities of short-
            term investments                                    215,155             156,313
         Purchase of property, plant and equipment               (1,172)             (1,439)
                                                              ---------           ---------
            Cash provided by (used in) investing activities     (68,224)             56,335
                                                              ---------           ---------

Cash flow from financing activities:
         Issuance of common shares under employee
            stock plans                                          21,954               3,716
         Purchase of common stock                                (1,758)           (125,017)
         Payment of cash dividends                              (18,781)            (15,751)
                                                              ---------           ---------
            Cash provided by (used in) financing activities       1,415            (137,052)
                                                              ---------           ---------

Increase (decrease) in cash and cash equivalents                  9,698             (24,324)

                                                              ---------           ---------
Cash and cash equivalents, beginning of period                  136,276             211,706
                                                              ---------           ---------

Cash and cash equivalents, end of period                      $ 145,974           $ 187,382
                                                              =========           =========

Supplemental disclosures of cash flow information:
      Cash paid during the period for income taxes            $   7,195           $  13,825
                                                              =========           =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended September 28, 2003 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 29, 2003 included in the Company's Annual Report on Form 10-K. The accompanying balance sheet at June 29, 2003 has been derived from audited financial statements as of that date. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal years 2004 and 2003 are 52 week years.

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

                                                                 Three Months Ended
                                                          ----------------------------------
                                                          September 28,        September 29,
                                                              2003                 2002
                                                            --------             --------
Numerator - Net income                                      $ 69,471             $ 53,802
                                                            --------             --------

Denominator for basic earnings per share - weighted
average shares                                               313,409              314,190

Effect of dilutive securities - employee stock
options                                                        9,485                8,063
                                                            --------             --------

Denominator for diluted earnings per share                   322,894              322,253
                                                            ========             ========

Basic earnings per share                                    $   0.22             $   0.17
                                                            ========             ========

Diluted earnings per share                                  $   0.22             $   0.17
                                                            ========             ========

4.   Stock-Based Compensation

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

                                                  Three Months Ended
                                             --------------------------------
                                             September 28,      September 29,
                                                  2003              2002
                                             -------------      ----------

Net income as reported                       $      69,471      $   53,802

Deduct: total stock-based
     compensation expense
     determined under the fair
     value method, net of tax                      (18,527)        (18,965)
                                             -------------      ----------

Pro forma net income                         $      50,944      $   34,837
                                             =============      ==========
Earning per share:
     Basic-as reported                       $        0.22      $     0.17
                                             =============      ==========
     Basic-pro forma                         $        0.16      $     0.11
                                             =============      ==========
     Diluted-as reported                     $        0.22      $     0.17
                                             =============      ==========
     Diluted-pro forma                       $        0.16      $     0.11
                                             =============      ==========

5.   Accumulated Other Comprehensive Income

     Accumulated other comprehensive income consists of unrealized gains on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity. The components of comprehensive income were as follows:

                                                 Three Months Ended
                                       -------------------------------------
                                         September 28,       September 29,
                                            2003                 2002
                                       ----------------     ----------------

     Net income                             $ 69,471             $ 53,802

     Increase (decrease) in
     unrealized gains on
     available-for-sale securities            (1,969)                 ---
                                       ----------------     ----------------

     Total comprehensive income             $ 67,502             $ 53,802
                                       ================     ================

6.   Product Warranty and Indemnification

The Company's warranty policy provides for replacement of defective parts. Warranty expense historically has been negligible. The Company provides a limited indemnification of customers against intellectual property infringement claims related to the Company's products. In certain cases, there are limits on and exceptions to the Company's potential liability for indemnification relating to intellectual property infringement claims. To date, the Company has not incurred any significant indemnification expenses relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that the Company might be required to make as a result of these agreements, and accordingly, the Company has not accrued any amounts for its indemnification obligations.

7.   Recent Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company believes the adoption of FIN 46 will not have an impact on its results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

         Management believes there have been no significant changes to the Company's critical accounting policies during the quarter ended September 28, 2003 as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended June 29, 2003.

Results of Operations

         The table below states the income statement items for the three months ended September 28, 2003 and September 29, 2002 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim period ended September 28, 2003 to the corresponding period from the prior fiscal year:

                                                               Three Months Ended
                                                       -----------------------------------
                                                        September 28,      September 29,        Increase/
                                                            2003                2002            (Decrease)
                                                       ----------------    ---------------     -------------
          Net sales                                              100.0%             100.0%               23%
          Cost of sales                                           23.8               25.8                13
                                                       ----------------    ---------------
                  Gross profit                                    76.2               74.2                26
                                                       ----------------    ---------------

          Expenses:
                Research and development                          14.0               16.2                 5
                Selling, general, and administrative              10.1               11.9                 4
                                                       ----------------    ---------------
                                                                  24.1               28.1                 5
                                                       ----------------    ---------------
                  Operating income                                52.1               46.1                39
          Interest income, net                                     4.1                7.3               (32)
                                                       ----------------    ---------------
                  Income before income taxes                      56.2%              53.4%               29
                                                       ================    ===============
          Effective tax rates                                     29.0%              29.0%
                                                       ================    ===============

         Net sales for the quarter ended September 28, 2003 were $174.1 million, an increase of $32.1 million or 23% over net sales for the same quarter of the previous year. The increase in net sales was primarily due to an increase in unit shipments, which was partially offset by a decrease in the average selling price. The decrease in average selling price is the result of a continuing change in mix to smaller package products and due to slight price reductions when compared to the same quarter of the previous fiscal year. Geographically, international sales represented 73% of net sales, 7% higher compared to the same quarter of the previous fiscal year. Internationally, sales to Rest of the World
(ROW), which is primarily Asia excluding Japan, represented 38% of net sales, while sales to Europe and Japan were 19% and 16% of net sales, respectively. Domestic sales were approximately 27% of net sales for the first quarter of fiscal 2004 compared to 34% in the same quarter of the previous fiscal year. The decline in domestic sales and the related increase in international sales primarily results from the Company's domestic customers shifting more of their manufacturing operations overseas. The Company's major end-markets are communications, industrial and computer. Sales rose in all major end-markets when compared to the same quarter of the previous fiscal year.

         Gross profit increased $27.2 million or 26% in the first quarter of fiscal 2004 over the corresponding period in fiscal 2003. The increase in gross profit as a percentage of net sales was primarily due to the favorable effect of fixed costs allocated across a higher sales base as well as an increase in factory efficiencies. These impacts were partially offset by an increase in employee profit sharing. The decrease in average selling price referred to above did not have a commensurate effect on gross margin since most of the reduction was due to a change in product mix as the Company has had increased sales of products with smaller die and package types, which have a lower average selling price but also lower costs.

         Research and development ("R&D") expenses increased by $1.3 million or 5% for the first quarter of fiscal 2004, as compared to the same period in fiscal 2003. The increase in R&D expenses compared to the same quarter of the previous fiscal year was due to increases in labor related expenses, primarily in the area of design engineering headcount and employee profit sharing. Offsetting the increases in labor was a decrease in mask costs.

         Selling, general and administrative expenses ("SG&A") increased by $0.6 million or 4% for the first quarter of fiscal 2004, as compared to the same period in fiscal 2003. The increase in SG&A expenses compared to the same quarter of the previous fiscal year was due primarily to an increase in compensation costs as a result of increases in profit sharing, merit and commissions due to higher sales. Offsetting the increases in compensation costs was a decrease in legal expenses.

         Interest income, net decreased 32% in the first quarter of fiscal 2004 to $7.1 million when compared to the same period in fiscal 2003. The decrease in interest income was primarily due to the decrease in the average interest rates earned on the Company's cash investment balances. Also contributing to the decline in interest income, net was the addition of interest expense in the first quarter of fiscal 2004 related to a long-term royalty agreement. Offsetting these decreases in interest income, net was the interest earned on the $95.0 million increase on the first quarter's average cash and investments balance when compared to the first quarter in the previous fiscal year.

         The Company's effective tax rate for the first quarter of fiscal 2004 and 2003 was 29%. The effective tax rate is impacted by business activity in foreign jurisdictions with lower tax rates, by tax-exempt interest income and by research and development credits.

Factors Affecting Future Operating Results

         Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below and in our 10-K for the fiscal year ended June 29, 2003.

         During the quarter ended September 28, 2003 the Company exceeded its projections by growing sales and profits by 5% over the previous calendar quarter. The Company's backlog coming out of the first quarter of fiscal 2004 is up from the fourth quarter of fiscal 2003. Although still low by historic standards, backlog is higher than what the Company has operated under in the past two years. The conditions external to the Company appear to be improving; general economic conditions are stabilizing and several companies are reporting upward trends. Looking forward, the Company is experiencing good bookings momentum in most major geographies; its inventory is well positioned and it continues to have responsive lead times. Consequently, should these positive trends continue, the Company estimates similar percentage growth sequentially in sales and profits in the December quarter to that just achieved in the September quarter.

         Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products, as well as exposure related to patent infringement suits if brought against the Company, are factors that can influence future sales growth and sustained profitability. The
Company's headquarters and a portion of its manufacturing facilities and research and development activities and certain other critical business operations are located near major earthquake fault lines in California, consequently, the Company could be adversely affected in the event of a major earthquake.

         Although the Company believes that it has the product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability could be significantly affected by the above factors described and other factors. Additionally, the Company's common stock could be subject to significant price volatility should sales and/or earnings fail to meet expectations of the investment community. Furthermore, stocks of high technology companies are subject to extreme price and volume fluctuations that are often unrelated or disproportionate to the operating performance of these companies.

Liquidity and Capital Resources

         At  September  28,  2003,   cash,   cash   equivalents  and  short-term
investments totaled $1,667.1 million, and working capital was $1,704.8 million.

         Accounts receivable totaled $95.7 million at the end of the first quarter of fiscal 2004, an increase of $15.6 million over the fourth quarter of fiscal 2003. The increase in accounts receivable was due to several factors: sales increased $8.3 million from the previous sequential quarter; the shipment profile in every summer quarter involves more shipments in September than in the vacation months of July and August; and the Company shipped more to the U.S. distribution channel than what was sold by U.S distribution. The Company does not recognize a sale on shipments to this channel until distribution sells the product to its end customer. Therefore the Company has a larger receivable balance without a current similar increase in sales. Compared with the similar quarter in the previous fiscal year, day sales outstanding (DSO) in accounts receivable decreased from 60 days to 50 days.

         During the first quarter of fiscal 2004, the Company generated $76.5 million of cash from operating activities and $22.0 million in proceeds from common stock issued under employee stock plans.

         During the first quarter of fiscal 2004, significant cash expenditures included net purchases of short-term investment of $67.1 million, the payment of $18.8 million in cash dividends to stockholders representing $0.06 per share per quarter, repurchases of $1.8 million of common stock and capital asset purchases of $1.2 million. The payment of future dividends will be based on future quarterly financial performance.

         As of September 28, 2003, the Company had no off-balance sheet financing arrangements or activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company's Form 10-K for the fiscal year ended June 29, 2003. There have been no material changes in the market risk affecting the Company since the filing of the Company's Form 10-K for fiscal 2003. At September 28, 2003, the Company's cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company's short-term investments consisted of commercial paper, municipal bonds, federal agency and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

         The Company's management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting

         There was no change in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits:

                  Exhibit 31.1 Certification of Chief Executive Officer Pursuant
                               to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 Certification of Chief Financial Officer Pursuant
                               to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certifications  of Chief  Executive  Officer  and
                               Chief  Financial  Officer  Pursuant  to 18 U.S.C.
                               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)       Reports on Form 8-K:

                  During the quarter ended September 28, 2003, the Company filed one report on Form 8-K as follows:

                  A report on Form 8-K was filed July 22, 2003, furnishing to the Securities and Exchange Commission a press release announcing the Company's annual and quarterly financial results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                LINEAR TECHNOLOGY CORPORATION

DATE:   November 12, 2003       BY    /s/ Paul Coghlan
                                      ------------------------------------------
                                      Paul Coghlan
                                      Vice President, Finance &
                                      Chief Financial Officer
                                      (Duly Authorized Officer and
                                      Principal Financial Officer)