Form 10-Q
period 2003-12-28
LINEAR TECHNOLOGY CORP /CA/
filed 2004-02-06
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 2003

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

                               Yes [X]  No [ ]

         There were 312,272,486 shares of the Registrant's Common Stock issued and outstanding as of January 23, 2004.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                  THREE AND SIX MONTHS ENDED DECEMBER 28, 2003


                                      INDEX

                                                                                           Page
                                                                                           ----
Part I:   Financial Information

          Item 1.    Financial Statements

                     Consolidated Statements of Income for the three and six months        3
                     ended December 28, 2003 and December 29, 2002

                     Consolidated Balance Sheets at December 28, 2003 and                  4
                     June 29, 2003

                     Consolidated Statements of Cash Flows for the six months              5
                     ended December 28, 2003 and December 29, 2002

                     Notes to Consolidated Financial Statements                            6-8

          Item 2.    Management's Discussion and Analysis of Financial                     8-11
                     Condition and Results of Operations

          Item 3.    Quantitative and Qualitative Disclosures About Market Risk            11

          Item 4.    Controls and Procedures                                               11

Part II:  Other Information

          Item 5.    Submission of Matters to a Vote of Security Holders                   12

          Item 6.    Exhibits and Reports on Form 8-K                                      12

Signatures:                                                                                13

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                          LINEAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                     Three Months Ended               Six Months Ended
                                                ---------------------------     ---------------------------
                                                December 28,    December 29,    December 28,    December 29,
                                                   2003            2002            2003            2002
                                                 --------        --------        --------        --------
Net sales                                        $186,021        $145,045        $360,098        $287,056
Cost of sales                                      43,777          38,653          85,186          75,221
                                                 --------        --------        --------        --------
    Gross profit                                  142,244         106,392         274,912         211,835
                                                 --------        --------        --------        --------
Expenses:
    Research and development                       24,992          21,331          49,327          44,405
    Selling, general and administrative            19,240          16,482          36,811          33,429
                                                 --------        --------        --------        --------
                                                   44,232          37,813          86,138          77,834
                                                 --------        --------        --------        --------
    Operating income                               98,012          68,579         188,774         134,001
Interest income, net                                6,684          10,524          13,769          20,879
                                                 --------        --------        --------        --------
    Income before income taxes                    104,696          79,103         202,543         154,880
Provision for income taxes                         30,361          22,940          58,737          44,915
                                                 --------        --------        --------        --------
    Net income                                   $ 74,335        $ 56,163        $143,806        $109,965
                                                 ========        ========        ========        ========
Basic earnings per share                         $   0.24        $   0.18        $   0.46        $   0.35
                                                 ========        ========        ========        ========
Shares used in the calculation of basic
    earnings per share                            313,369         312,581         313,389         313,386
                                                 ========        ========        ========        ========
Diluted earnings per share                       $   0.23        $   0.18        $   0.44        $   0.34
                                                 ========        ========        ========        ========
Shares used in the calculation of diluted
    earnings per share                            323,440         320,556         323,167         321,405
                                                 ========        ========        ========        ========
Cash dividends per share                         $   0.06        $   0.05        $   0.12        $   0.10
                                                 ========        ========        ========        ========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                              December 28,         June 29,
                                                                 2003                2003
                                                             -----------         -----------
                                                             (unaudited)            (audited)
Assets
Current assets:
   Cash and cash equivalents                                 $   221,251         $   136,276
   Short-term investments                                      1,465,522           1,457,291
   Accounts receivable, net of allowance for doubtful
      accounts of $1,762 ($1,762 at June 29, 2003)                89,491              80,094
   Inventories:
      Raw materials                                                3,027               3,196
      Work-in-process                                             24,500              25,471
      Finished goods                                               5,540               3,427
                                                             -----------         -----------
      Total inventories                                           33,067              32,094
   Deferred tax assets                                            51,181              51,181
   Prepaid expenses and other current assets                      20,497              19,064
                                                             -----------         -----------
      Total current assets                                     1,881,009           1,776,000
                                                             -----------         -----------
   Property, plant and equipment, at cost:
      Land, buildings and improvements                           142,660             142,361
      Manufacturing and test equipment                           323,071             324,314
      Office furniture and equipment                               3,399               3,399
                                                             -----------         -----------
                                                                 469,130             470,074
   Accumulated depreciation and amortization                    (263,122)           (246,630)
                                                             -----------         -----------
      Net property, plant and equipment                          206,008             223,444
                                                             -----------         -----------
   Other non current assets                                       55,481              57,435
                                                             -----------         -----------
      Total assets                                           $ 2,142,498         $ 2,056,879
                                                             ===========         ===========


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                          $     7,875         $     7,480
   Accrued payroll and related benefits                           43,448              39,471
   Deferred income on shipments to distributors                   43,842              44,678
   Income taxes payable                                           64,370              53,279
   Other accrued liabilities                                      17,106              17,121
                                                             -----------         -----------
      Total current liabilities                                  176,641             162,029
                                                             -----------         -----------
Deferred tax and other long-term liabilities                      75,950              79,921

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000 shares
   authorized; none issued or outstanding                             --                  --
   Common stock, $0.001 par value, 2,000,000 shares
   authorized; 313,134 shares issued and outstanding at
   December 28, 2003 (312,706 shares at June 29, 2003)               313                 313
   Additional paid-in capital                                    791,551             740,084
   Accumulated other comprehensive income, net                     2,952               6,950
   Retained earnings                                           1,095,091           1,067,582
                                                             -----------         -----------
      Total stockholders' equity                               1,888,907           1,814,929
                                                             -----------         -----------
      Total liabilities and stockholders' equity             $ 2,142,498         $ 2,056,879
                                                             ===========         ===========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                           Six Months Ended
                                                                    -----------------------------
                                                                    December 28,      December 29,
                                                                       2003              2002
                                                                    ---------         ---------
Cash flow from operating activities:
        Net income                                                  $ 143,806         $ 109,965
        Adjustments to reconcile net income to
           net cash provided by operating activities:
           Depreciation and amortization                               24,512            22,415
           Tax benefit from stock option transactions                  20,755            14,593
        Change in operating assets and liabilities:
           Decrease (increase) in accounts receivable                  (9,397)          (10,366)
           Decrease (increase) in inventories                            (973)           (2,010)
           Decrease (increase) in prepaid expenses and
              other current assets                                     (1,433)              292
           Decrease (increase) in non current assets                     (875)               --
           Increase (decrease) in accounts payable,
              accrued payroll and other accrued liabilities             2,888              (551)
           Increase (decrease) in deferred income on
              shipments to distributors                                  (836)             (369)
           Increase (decrease) in income taxes payable
              and deferred tax liabilities                             11,091           (14,480)
                                                                    ---------         ---------
           Cash provided by operating activities                      189,538           119,489
                                                                    ---------         ---------
Cash flow from investing activities:
        Purchase of short-term investments                           (480,743)         (417,486)
        Proceeds from sales and maturities of short-
           term investments                                           466,012           422,188
        Purchase of property, plant and equipment                      (4,247)           (3,153)
                                                                    ---------         ---------
           Cash provided by (used in) investing activities            (18,978)            1,549
                                                                    ---------         ---------

Cash flow from financing activities:
        Issuance of common shares under employee stock plans           35,775            22,690
        Purchase of common stock                                      (83,716)         (126,507)
        Payment of cash dividends                                     (37,644)          (31,351)
                                                                    ---------         ---------
           Cash provided by (used in) financing activities            (85,585)         (135,168)
                                                                    ---------         ---------

Increase (decrease) in cash and cash equivalents                       84,975           (14,130)
                                                                    ---------         ---------

Cash and cash equivalents, beginning of period                        136,276           211,706
                                                                    ---------         ---------
Cash and cash equivalents, end of period                            $ 221,251         $ 197,576
                                                                    =========         =========
Supplemental disclosures of cash flow information:
        Cash paid during the period for income taxes                $  26,206         $  44,709
                                                                    =========         =========

                See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six months ended December 28, 2003 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 29, 2003 included in the Company's Annual Report to Stockholders. The accompanying balance sheet at June 29, 2003 has been derived from audited financial statements as of that date. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.   The Company operates on a 52/53 week year ending on the Sunday nearest June
     30. Fiscal years 2004 and 2003 are 52-week years.

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

                                            Three Months Ended              Six Months Ended
                                      ---------------------------     ----------------------------
                                      December 28,    December 29,    December 28,    December 29,
                                         2003            2002            2003            2002
                                       --------        --------        --------        --------
Numerator - Net income                 $ 74,335        $ 56,163        $143,806        $109,965

Denominator for basic earnings
per share - weighted average
shares                                  313,369         312,581         313,389         313,386

Effect of dilutive securities -
employee stock options                   10,071           7,975           9,778           8,019
                                       --------        --------        --------        --------
Denominator for diluted
earnings per share                      323,440         320,556         323,167         321,405

Basic earnings per share               $   0.24        $   0.18        $   0.46        $   0.35
                                       ========        ========        ========        ========
Diluted earnings per share             $   0.23        $   0.18        $   0.44        $   0.34
                                       ========        ========        ========        ========

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

                                               Three Months Ended                       Six Months Ended
                                         ------------------------------        --------------------------------
                                         December 28,       December 29,       December 28,        December 29,
                                             2003               2002               2003                2002
                                          ----------         ----------         -----------         -----------
Net income as reported                    $   74,335         $   56,163         $   143,806         $   109,965
Deduct: total stock-based
   compensation expense determined
   under the fair value method,
   net of tax                                (19,036)           (19,445)            (37,563)            (38,410)
                                          ----------         ----------         -----------         -----------
Pro forma net income                      $   55,299         $   36,718         $   106,243         $    71,555
                                          ==========         ==========         ===========         ===========
Earning per share: Basic-as
   reported                               $     0.24         $     0.18         $      0.46         $      0.35
                                          ==========         ==========         ===========         ===========
   Basic-pro forma                        $     0.18         $     0.12         $      0.34         $      0.23
                                          ==========         ==========         ===========         ===========
   Diluted-as reported                    $     0.23         $     0.18         $      0.44         $      0.34
                                          ==========         ==========         ===========         ===========
   Diluted-pro forma                      $     0.17         $     0.11         $      0.33         $      0.22
                                          ==========         ==========         ===========         ===========


5.       Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity. The components of comprehensive income were as follows:

                                          Three Months Ended               Six Months Ended
                                    ----------------------------    -----------------------------
                                    December 28,     December 29,   December 28,      December 29,
                                       2003             2002           2003              2002
                                     --------         -------        ---------         --------
Net income                           $ 74,335         $56,163        $ 143,806         $109,965
Increase (decrease) in
unrealized gains on
available-for-sale securities          (2,029)         15,600           (3,998)          15,600
                                     --------         -------        ---------         --------
Total comprehensive income           $ 72,306         $71,763        $ 139,808         $125,565
                                     ========         =======        =========         ========

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

7.       Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The Company believes the adoption of FIN 46 will not have an impact on its results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management believes there have been no significant changes to the Company's critical accounting policies during the quarter ended December 28, 2003 as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended June 29, 2003.

Results of Operations

The table below states the income statement items for the three and six months ended December 28, 2003 and December 29, 2002 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim period ended December 28, 2003 to the corresponding period from the prior fiscal year:

                                              Three Months Ended                             Six Months Ended
                                  -----------------------------------------      ---------------------------------------
                                  December 28,    December 29,    Increase/      December 28,   December 29,   Increase/
                                      2003           2002        (Decrease)         2003           2002       (Decrease)
                                     -----          -----        ---------         -----          -----       ----------
Net sales                            100.0%         100.0%           28%            100.0%         100.0%         25%
Cost of sales                         23.5           26.6            13              23.7           26.2          13
                                     -----          -----                           -----          -----
    Gross profit                      76.5           73.4            34              76.3           73.8          30
                                     -----          -----                           -----          -----
Expenses:
Research and development              13.4           14.7            17              13.7           15.5          11
    Selling, general and
        administrative                10.4           11.4            17              10.2           11.6          10
                                     -----          -----                           -----          -----
                                      23.8           26.1            17              23.9           27.1          11
                                     -----          -----                           -----          -----
Operating income                      52.7           47.3            43              52.4           46.7          41
Interest income, net                   3.6            7.3           (36)              3.8            7.3         (34)
                                     -----          -----                           -----          -----
Income before income taxes            56.3%          54.6%           32              56.2%          54.0%         31
                                     =====          =====                           =====          =====

Effective tax rates                   29.0%          29.0%                           29.0%          29.0%
                                     =====          =====                           =====          =====


         Net sales for the quarter ended December 28, 2003 were $186.0 million, an increase of $41.0 million or 28% over net sales of $145.0 million for the same quarter of the previous fiscal year. The increase in net sales was primarily due to the Company selling more units into a wide variety of end-markets in response to improving overall demand particularly in the communication and industrial markets. This increase in unit volume was enhanced by increases in sales of smaller packaged products that go into a wide variety of hand held products such as cellular phones. The change in sales mix to smaller packaged products has been the primary factor causing the average selling price to fall from $1.54 per unit in the second quarter of fiscal 2003 to $1.39 per unit in the second quarter of fiscal 2004. Geographically, international sales were $130.2 million or 70% of net sales, an increase of $31.3 million as compared to international sales of $98.9 million or 68% of net sales for the same period in fiscal 2003. Internationally, sales to Rest of the World (ROW), which is primarily Asia excluding Japan, represented $71.6 million or 39% of net sales, while sales to Europe and Japan were $30.3 million or 16% of net sales and $28.3 million or 15% of net sales, respectively. Domestic sales were $55.8 million or 30% of net sales in the second quarter of fiscal 2004 compared to $46.1 million or 32% of net sales in the same period in fiscal 2003. Sales increased in absolute dollars both internationally and domestically, however the decline in domestic sales as a percentage of net sales and the increase in international sales as a percentage of net sales primarily resulted from the Company's domestic customers shifting more of their manufacturing operations overseas. This shift results in an increase in shipments to international locations.

         Net sales for the six months ended December 28, 2003 were $360.1 million, an increase of $73.0 million or 25% over net sales of $287.1 million for the same period of the previous fiscal year. The increase in net sales for the six-month period was due to similar factors as the three-month period discussed above. The change in sales mix to smaller packaged products has been the primary factor causing the average selling price to fall from $1.62 per unit in the first six-month period of fiscal 2003 to $1.39 per unit in the same period of fiscal 2004. Geographically, international sales were $256.7 million or 71% of net sales for the first six-month period of fiscal 2004, an increase of $64.5 million as compared to international sales of $192.2 million or 67% of net sales for the same period in fiscal 2003. Internationally, sales to ROW, represented $138.2 million or 38% of net sales, while sales to Europe and Japan were $62.6 million or 17% of net sales and $55.9 million or 16% of net sales, respectively. Domestic sales were $103.4 million or 29% of net sales in the first six-month period of fiscal 2004 compared to $94.9 million or 33% of net sales in the same period in fiscal 2003. Sales increased in absolute dollars both internationally and domestically, however the decline in domestic sales as a percentage of net sales and the increase in international sales as a percentage of net sales primarily resulted from the Company's domestic customers shifting more of their manufacturing operations overseas.

         Gross profit was $142.2 million and $274.9 million for the second quarter and first six-month period of fiscal 2004, an increase of $35.9 million and $63.1 million, respectively, from the corresponding periods of fiscal 2003. Gross profit as a percentage of net sales increased to 76.5% of net sales in the second quarter of fiscal 2004 as compared to 73.4% of net sales for the same period in the previous fiscal year. Gross profit as a percentage of net sales increased to 76.3% of net sales for the first six-month period of fiscal 2004 as compared to 73.8% of net sales for the same period of the previous fiscal year. The increase in gross profit as a percentage of net sales for the three and six-month period was primarily due to the favorable effect of fixed costs allocated across higher net sales. Net sales increased 28% and 25% for the three and six-month period in fiscal 2004. The decrease in average selling price referred to above did not have a commensurate effect on gross margin since most of the reduction was due to a change in product mix as the Company has had increased sales of products with smaller die and package types, which have a smaller average selling price, but also lower costs.

         Research and development ("R&D") expenses for the quarter ended December 28, 2003 were $25.0 million, an increase of $3.7 million or 17% over R&D expenses of $21.3 million for the same period in the previous fiscal year. The increase in R&D was primarily due to a $2.8 million increase in compensation costs. Compensation costs increased as the result of increases to the profit sharing accrual, employee headcount and annual merit increases. R&D profit sharing grew $1.0 million while compensation related to headcount and annual merit increases together totaled $1.8 million. In addition to compensation costs, the Company had a $0.9 million increase in R&D related expenses such as mask costs, software maintenance and depreciation.

         Research and development expenses for the six month period ended December 28, 2003 were $49.3 million, an increase of $4.9 million or 11% over R&D expenses of $44.4 million for the same period in the previous fiscal year. The increase in R&D was primarily due to a $3.9 million increase in compensation costs. Compensation costs increased as the result of increases to the profit sharing accrual, employee headcount and annual merit increases. R&D profit sharing grew $1.6 million while compensation related to headcount and annual merit increases totaled $2.3 million. In addition to compensation costs, the Company had a $1.0 million increase in R&D related expenses such as supplies, software maintenance and depreciation.

         Selling, general and administrative expenses ("SG&A") for the quarter ended December 28, 2003 were $19.2 million, an increase of $2.8 million or 17% over SG&A expenses of $16.5 million for the same period in the previous fiscal year. The increase in SG&A was primarily due to a $2.1 million increase in compensation costs. Compensation costs grew as the result of increases to the profit sharing accrual, employee headcount, annual merit increases and commissions. Increases in SG&A compensation related to headcount, annual merit increases and commissions together totaled $1.4 million. SG&A profit sharing grew $0.7 million. In addition to compensation costs, the Company had a $0.7 million increase in expenses related to advertising and outside service costs.

         Selling, general and administrative expenses for the six-month period ended December 28, 2003 were $36.8 million, an increase of $3.4 million or 10% over SG&A expenses of $33.4 million for the same period in the previous fiscal year. The increase in SG&A was due to a $3.4 million increase in compensation costs. Compensation costs grew as the result of increases to the profit sharing accrual, employee headcount, annual merit compensation and commissions. Increases in SG&A compensation related to headcount, annual merit increases and commissions together totaled $2.2 million. SG&A profit sharing grew $1.2 million.

         Interest income, net was $6.7 million and $13.8 million for the second quarter and first six-month period of fiscal 2004, a decrease of $3.8 million and $7.1 million respectively, from the corresponding periods of fiscal 2003. Interest income declined primarily due to the decrease in the average interest rate earned on the Company's cash investment balance and due to imputed interest expense related to a long-term royalty agreement entered into in the third quarter of fiscal 2003: the total affect of these two factors was $4.8 million and $8.8 million for the three and six month periods respectively.

Offsetting the decreases in interest income was interest earned on the higher average cash balance, which totaled $1.0 million and $1.7 million for the three and six-month period respectively.

         The Company's effective tax rate for the second quarter and first six months of fiscal 2004 and 2003 was 29%. The tax rate is lower than the federal statutory rate primarily due to business activity in foreign jurisdictions with lower tax rates and tax-exempt interest income.

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

         During the quarter ended December 28, 2003 the Company exceeded its expectations by growing sales and profits by 7% sequentially over the September fiscal 2004 quarter. The Company's orders exceeded shipments causing backlog to increase over the first quarter of fiscal 2004. The Company's backlog is approaching normal historic levels. The conditions external to the Company appear to be improving; general economic news has improved as several companies in the semiconductor industry and within markets that the Company serves have reported upward trends. Looking forward, the Company is reducing its quarterly plant shutdowns at its Camas, Washington fabrication plant from three weeks per quarter to two weeks per quarter. The Company anticipates that the effect of fewer shutdowns on its cost structure will be negligible as the Company will have increased inventoriable costs, but expects to increase sales at the same time. The Company is experiencing good bookings momentum in all major geographies; most end-markets; and all product categories. The Company's inventory is well positioned and the Company continues to have responsive lead times. Consequently, should these positive trends continue, the Company estimates sales and profits to grow in the high single digit range sequentially in the March quarter from those just achieved in the December quarter.

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

         Although the Company believes that it has the product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability could be significantly affected by factors described above and other factors. Additionally, the Company's common stock could be subject to significant price volatility should sales and/or earnings fail to meet expectations of the investment community. Furthermore, stocks of high technology companies are subject to extreme price and volume fluctuations that are often unrelated or disproportionate to the operating performance of these companies.

Liquidity and Capital Resources

         At December 28, 2003, cash, cash equivalents and short-term investments totaled $1,686.8 million, and working capital was $1,704.4 million.

         Accounts receivable totaled $89.5 million at the end of the second quarter of fiscal 2004, an increase of $9.4 million from the fourth quarter of fiscal 2003. The increase is due to higher sales while days sales outstanding
(DSO) remained flat at 44 days from the fourth quarter of fiscal 2003. Compared with the similar quarter in the prior fiscal year, DSO in accounts receivable improved from 58 days to 44 days.

         Income taxes payable totaled $64.4 million at the end of the second quarter of fiscal 2004, an increase of $11.1 million from the fourth quarter of fiscal 2003. The $11.1 increase to income taxes payable was the result of a $58.7 million provision for income taxes, offset by tax payments and the tax benefit from stock option transactions, which together totaled $47.6 million.

         During the first six months of fiscal 2004, the Company generated $189.5 million of cash from operating activities and $35.8 million in proceeds from common stock issued under employee stock plans.

         During the first six months of fiscal 2004, significant cash expenditures included repurchasing $83.7 million of common stock, $37.6 million in cash dividends to stockholders representing $0.06 per share per quarter, net purchases of short-term investments of $14.7 million and $4.2 million for the purchase of capital assets. In January 2004, the Company's Board of Directors declared an increase in the quarterly cash dividend to $0.08 per share to be paid during the March quarter of fiscal 2004. The payment of future dividends will be based on quarterly financial performance.

         As of December 28, 2003, the Company had no off-balance sheet financing arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company's Form 10-K for the fiscal year ended June 29, 2003. There have been no material changes in the market risk affecting the Company since the filing of the Company's Form 10-K for fiscal 2003. At December 28, 2003, the Company's cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company's short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

(b) Changes in internal controls over financial reporting

         There was no change in the Company's internal control over financial reporting that occurred during the second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.   OTHER INFORMATION


Item 5.    Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company, held on November 5, 2003, in Milpitas, California, the stockholders elected members of the Company's Board of Directors, and ratified the Company's proposal to appoint Ernst & Young LLP as independent auditors.

The vote for nominated directors was as follows:

NOMINEE                          FOR                     WITHHELD
-------                          ---                     --------
Robert H. Swanson, Jr.        215,820,548               62,163,778
David S. Lee                  269,934,125                8,050,201
Leo T. McCarthy               269,897,703                8,086,623
Richard M. Moley              269,944,784                8,039,542
Thomas S. Volpe               269,940,527                8,043,799

The vote to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal 2004 was as follows:

          FOR                  AGAINST                   ABSTAIN
          ---                  -------                   -------
      233,797,363            42,829,652                  1,357,311


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

        b) Reports on Form 8-K:

           During the quarter ended December 28, 2003, the Company filed one report on Form 8-K as follows:

           A report on Form 8-K was filed October 15, 2004, furnishing to the Securities and Exchange Commission a press release announcing the Company's quarterly financial results for the fiscal quarter ending September 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        LINEAR TECHNOLOGY CORPORATION

DATE:   February 6, 2004                BY    /s/Paul Coghlan
                                              -----------------------------
                                              Paul Coghlan
                                              Vice President, Finance &
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)