Form 10-Q
period 2004-03-28
LINEAR TECHNOLOGY CORP /CA/
filed 2004-05-07
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


     (Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2004

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

                                 Yes [X]   No [ ]

         There were 309,417,329 shares of the Registrant's Common Stock issued and outstanding as of April 23, 2004.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                   THREE AND NINE MONTHS ENDED MARCH 28, 2004


                                      INDEX

                                                                                                Page
                                                                                                ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Consolidated Statements of Income for the three and nine months           3
                      ended March 28, 2004 and March 30, 2003

                      Consolidated Balance Sheets at March 28, 2004 and                         4
                      June 29, 2003

                      Consolidated Statements of Cash Flows for the nine months                 5
                      ended March 28, 2004 and March 30, 2003

                      Notes to Consolidated Financial Statements                                6-8

           Item 2.    Management's Discussion and Analysis of Financial                         8-11
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                11

           Item 4.    Controls and Procedures                                                   11

Part II:   Other Information

           Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases               12
                      of Equity Securities

           Item 6.    Exhibits and Reports on Form 8-K                                          12


Signatures:                                                                                     13

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                    LINEAR TECHNOLOGY CORPORATION
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except per share amounts)
                                                             (unaudited)

                                                Three Months Ended        Nine Months Ended
                                               --------------------     ----------------------
                                               March 28,   March 30,    March 28,    March 30,
                                                 2004        2003         2004         2003
                                               --------    --------     --------     --------
Net sales                                     $209,133     $153,750     $569,231     $440,806

Cost of sales                                   47,596       39,390      132,782      114,611
                                              --------     --------     --------     --------

      Gross profit                             161,537      114,360      436,449      326,195
                                              --------     --------     --------     --------
Expenses:

      Research and development                  26,633       22,609       75,960       67,014

      Selling, general and administrative       20,553       15,916       57,364       49,345
                                              --------     --------     --------     --------

                                                47,186       38,525      133,324      116,359
                                              --------     --------     --------     --------

         Operating income                      114,351       75,835      303,125      209,836

Interest income, net                             6,140        9,548       19,909       30,427
                                              --------     --------     --------     --------

         Income before income taxes            120,491       85,383      323,034      240,263

Provision for income taxes                      34,942       24,761       93,679       69,676
                                              --------     --------     --------     --------

         Net income                           $ 85,549     $ 60,622     $229,355     $170,587
                                              ========     ========     ========     ========

Basic earnings per share                      $   0.27     $   0.19     $   0.73     $   0.54
                                              ========     ========     ========     ========

Shares used in the calculation of basic
    earnings per share                         311,993      312,782      312,924      313,184
                                              ========     ========     ========     ========

Diluted earnings per share                    $   0.27     $   0.19     $   0.71     $   0.53
                                              ========     ========     ========     ========

Shares used in the calculation of diluted
    earnings per share                         321,507      320,842      322,614      321,217
                                              ========     ========     ========     ========

Cash dividends per share                      $   0.08     $   0.05     $   0.20     $   0.15
                                              ========     ========     ========     ========

                                                       See accompanying notes


                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                 March 28,      June 29,
                                                                   2004           2003
                                                               -----------    -----------
                                                               (unaudited)      (audited)
Assets
Current assets:
   Cash and cash equivalents                                   $   214,184    $   136,276
   Short-term investments                                        1,434,203      1,457,291
   Accounts receivable, net of allowance for
        doubtful accounts of $1,762
        ($1,762 at June 29, 2003)                                   98,419         80,094
   Inventories:
        Raw materials                                                2,947          3,196
        Work-in-process                                             23,487         25,471
        Finished goods                                               6,622          3,427
                                                               -----------    -----------
        Total inventories                                           33,056         32,094
   Deferred tax assets                                              48,925         51,181
   Prepaid expenses and other current assets                        18,455         19,064
                                                               -----------    -----------
        Total current assets                                     1,847,242      1,776,000
                                                               -----------    -----------
Property, plant and equipment, at cost:
   Land, buildings and improvements                                142,826        142,361
   Manufacturing and test equipment                                326,358        324,314
   Office furniture and equipment                                    3,399          3,399
                                                               -----------    -----------
                                                                   472,583        470,074
   Accumulated depreciation and amortization                      (273,564)      (246,630)
                                                               -----------    -----------
        Net property, plant and equipment                          199,019        223,444
                                                               -----------    -----------
   Other non current assets                                         55,067         57,435
                                                               -----------    -----------
        Total assets                                           $ 2,101,328    $ 2,056,879
                                                               ===========    ===========


Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                            $     8,933    $     7,480
   Accrued payroll and related benefits                             32,375         39,471
   Deferred income on shipments to distributors                     46,178         44,678
   Income taxes payable                                             71,790         53,279
   Other accrued liabilities                                        18,376         17,121
                                                               -----------    -----------
        Total current liabilities                                  177,652        162,029
                                                               -----------    -----------
Deferred tax and other long-term liabilities                        77,202         79,921

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000 shares
   authorized; none issued or outstanding                             --             --
   Common stock, $0.001 par value, 2,000,000
   shares authorized; 311,079 shares issued and
   outstanding at March 28, 2004 (312,706
   shares at June 29, 2003)                                            311            313
   Additional paid-in capital                                      801,241        740,084
   Accumulated other comprehensive income, net                       3,075          6,950
   Retained earnings                                             1,041,847      1,067,582
                                                               -----------    -----------
     Total stockholders' equity                                  1,846,474      1,814,929
                                                               -----------    -----------
       Total liabilities and
         stockholders' equity                                  $ 2,101,328    $ 2,056,879
                                                               ===========    ===========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                  Nine Months Ended
                                                               ----------------------
                                                                March 28,    March 30,
                                                                  2004         2003
                                                               ---------    ---------
Cash flow from operating activities:
         Net income                                            $ 229,355    $ 170,587
         Adjustments to reconcile net income to
              net cash provided by operating activities:
            Depreciation and amortization                         36,725       33,494
            Tax benefit from stock option transactions            29,466       18,103
         Change in operating assets and liabilities:
            Decrease (increase) in accounts receivable           (18,325)      (2,153)
            Decrease (increase) in inventories                      (962)      (2,424)
            Decrease (increase) in prepaid expenses and
               other current assets and deferred tax assets        2,865        2,706
            Decrease (increase) in other non current assets       (1,875)        --
            Increase (decrease) in accounts payable,
               accrued payroll and other accrued liabilities      (6,852)     (10,327)
            Increase (decrease) in deferred income on
               shipments to distributors                           1,500       (1,242)
            Increase (decrease) in income taxes payable
               and deferred tax liabilities                       20,682      (18,901)
                                                               ---------    ---------
               Cash provided by operating activities             292,579      189,843
                                                               ---------    ---------
Cash flow from investing activities:
         Purchase of  short-term investments                    (687,291)    (614,921)
         Proceeds from sales and maturities of short-
            term investments                                     704,078      553,458
         Purchase of property, plant and equipment                (8,057)      (5,162)
                                                               ---------    ---------
            Cash provided by (used in) investing activities        8,730      (66,625)
                                                               ---------    ---------
Cash flow from financing activities:
         Issuance of common shares under employee
            stock plans                                           44,212       27,353
         Purchase of common stock                               (204,906)    (165,659)
         Payment of cash dividends                               (62,707)     (47,024)
                                                               ---------    ---------
            Cash provided by (used in) financing activities     (223,401)    (185,330)
                                                               ---------    ---------

Increase (decrease) in cash and cash equivalents                  77,908      (62,112)
                                                               ---------    ---------
Cash and cash equivalents, beginning of period                   136,276      211,706
                                                               ---------    ---------

Cash and cash equivalents, end of period                       $ 214,184    $ 149,594
                                                               =========    =========

Supplemental disclosures of cash flow information:
      Cash paid during the period for income taxes             $  40,501    $  68,999
                                                               =========    =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and nine months ended March 28, 2004 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 29, 2003 included in the Company's Annual Report to Stockholders. The accompanying balance sheet at June 29, 2003 has been derived from audited financial statements as of that date. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

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

                                      Three Months Ended      Nine Months Ended
                                      -------------------   --------------------
                                      March 28,  March 30,  March 28,  March 30,
                                        2004       2003       2004       2003
                                      --------   --------   --------   --------
Numerator - Net income                $ 85,549   $ 60,622   $229,355   $170,587

Denominator for basic earnings
per share - weighted average
shares                                 311,993    312,782    312,924    313,184

Effect of dilutive securities -
employee stock options                   9,514      8,060      9,690      8,033
                                      --------   --------   --------   --------

Denominator for diluted
earnings per share                     321,507    320,842    322,614    321,217

Basic earnings per share              $   0.27   $   0.19   $   0.73   $   0.54
                                      ========   ========   ========   ========

Diluted earnings per share            $   0.27   $   0.19   $   0.71   $   0.53
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


                                      Three Months Ended                  Nine Months Ended
                                 -----------------------------     ----------------------------
                                   March 28,        March 30,        March 28,        March 30,
                                     2004             2003             2004             2003
                                 -------------   -------------     -------------    -----------
Net income as reported              $ 85,549        $ 60,622         $229,355         $170,587

Deduct: total stock-based
     compensation expense
     determined under the fair
     value method, net of tax        (19,238)        (19,065)         (56,800)         (57,476)
                                    --------        --------         --------         --------

Pro forma net income                $ 66,311        $ 41,557         $172,555         $113,111
                                    ========        ========         ========         ========
Earning per share:
     Basic-as reported              $   0.27        $   0.19         $   0.73         $   0.54
                                    ========        ========         ========         ========
     Basic-pro forma                $   0.21        $   0.13         $   0.55         $   0.36
                                    ========        ========         ========         ========
     Diluted-as reported            $   0.27        $   0.19         $   0.71         $   0.53
                                    ========        ========         ========         ========
     Diluted-pro forma              $   0.21        $   0.13         $   0.53         $   0.35
                                    ========        ========         ========         ========

5.       Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity. The components of comprehensive income were as follows:

                                   Three Months Ended        Nine Months Ended
                                 ---------------------    ----------------------
                                 March 28,   March 30,    March 28,    March 30,
                                    2004       2003          2004         2003
                                 ---------   ---------    ---------    ---------
Net income                       $  85,549   $  60,622    $ 229,355    $ 170,587

Increase (decrease) in
unrealized gains and losses on
available-for-sale securities          123      (1,800)      (3,875)      13,800
                                 ---------   ---------    ---------    ---------

Total comprehensive income       $  85,672   $  58,822    $ 225,480    $ 184,387
                                 =========   =========    =========    =========

6.       Product Warranty and Indemnification

The Company's warranty policy provides for the replacement of defective parts. In certain large contracts, the Company has agreed to negotiate in good faith a warranty expense in the event that an epidemic failure of its parts were to take place. To date there have been no such occurrences. Warranty expense historically has been negligible.

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

7.       Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have an impact on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

         Management believes there have been no significant changes to the Company's critical accounting policies during the quarter ended March 28, 2004 as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended June 29, 2003.

Results of Operations

         The table below states the income statement items for the three and nine months ended March 28, 2004 and March 30, 2003 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim period ended March 28, 2004 to the corresponding period from the prior fiscal year:

                                            Three Months Ended                           Nine Months Ended
                                ------------------------------------------   ---------------------------------------
                                  March 28,      March 30,     Increase/      March 28,      March 30,     Increase/
                                    2004           2003        (Decrease)       2004           2003       (Decrease)
                                ------------    -----------   ------------   -----------    ----------    ----------
Net sales                          100.0%         100.0%          36%           100.0%         100.0%         29%
Cost of sales                       22.8           25.6           21             23.3           26.0          16
                                   -----          -----                         -----          -----
    Gross profit                    77.2           74.4           41             76.7           74.0          34
                                   -----          -----                         -----          -----
Expenses:
    Research and development        12.7           14.7           18             13.3           15.2          13
    Selling, general and
       administrative                9.8           10.4           29             10.1           11.2          16
                                   -----          -----                         -----          -----
                                    22.5           25.1           22             23.4           26.4          15
                                   -----          -----                         -----          -----
Operating income                    54.7           49.3           51             53.3           47.6          44
Interest income, net                 2.9            6.2         ( 36)             3.5            6.9         (35)
                                   -----          -----                         -----          -----
Income before income taxes          57.6%          55.5%          41             56.8%          54.5%         34
                                   =====          =====                         =====          =====

Effective tax rate                  29.0%          29.0%                         29.0%          29.0%
                                   =====          =====                         =====          =====

         Net sales for the quarter ended March 28, 2004 were $209.1 million, an increase of $55.3 million or 36% over net sales of $153.8 million for the same quarter of the previous fiscal year. The increase in net sales was primarily due to the Company selling more units into a wide variety of end-markets in response to improving overall demand particularly in the industrial and communication markets. This increase in unit volume was enhanced by increases in sales of smaller packaged products that go into a wide variety of hand held products such as cellular phones. The change in sales mix to smaller packaged products has been the primary factor causing the average selling price to fall from $1.54 per unit in the third quarter of fiscal 2003 to $1.41 per unit in the third quarter of fiscal 2004. Geographically, international sales were $143.1 million or 69% of net sales, an increase of $37.8 million as compared to international sales of $105.3 million or 68% of net sales for the same period in fiscal 2003. Internationally, sales to Rest of the World (ROW), which is primarily Asia excluding Japan, represented $79.0 million or 38% of net sales, while sales to Europe and Japan were $35.6 million or 17% of net sales and $28.5 million or 14% of net sales, respectively. Domestic sales were $66.0 million or 31% of net sales in the third quarter of fiscal 2004 compared to $48.5 million or 32% of net sales in the same period in fiscal 2003.

         Net sales for the nine months ended March 28, 2004 were $569.2 million, an increase of $128.4 million or 29% over net sales of $440.8 million for the same period of the previous fiscal year. The increase in net sales for the nine-month period was due to similar factors as the three-month period increase discussed above. The change in sales mix to smaller packaged products has been the primary factor causing the average selling price to fall from $1.59 per unit in the first nine-month period of fiscal 2003 to $1.40 per unit in the same period of fiscal 2004. Geographically, international sales were $399.8 million or 70% of net sales for the first nine-month period of fiscal 2004, an increase of $102.4 million as compared to international sales of $297.4 million or 67% of net sales for the same period in fiscal 2003. Internationally, sales to ROW, represented

$217.3 million or 38% of net sales, while sales to Europe and Japan were $98.1 million or 17% of net sales and $84.4 million or 15% of net sales, respectively. Domestic sales were $169.4 million or 30% of net sales in the first nine-month period of fiscal 2004 compared to $143.4 million or 33% of net sales in the same period in fiscal 2003. Sales increased in absolute dollars both internationally and domestically, however the decline in domestic sales as a percentage of net sales and the increase in international sales as a percentage of net sales primarily resulted from the Company's domestic customers shifting more of their manufacturing operations overseas. In summary for the nine months ended March 28, 2004, 45% of the demand for the Company's sales was created in the USA of which roughly 15% was shipped overseas.

         Gross profit was $161.5 million and $436.4 million for the third quarter and first nine-month period of fiscal 2004, an increase of $47.2 million and $110.3 million, respectively, from the corresponding periods of fiscal 2003. Gross profit as a percentage of net sales increased to 77.2% of net sales in the third quarter of fiscal 2004 as compared to 74.4% of net sales for the same period in the previous fiscal year. Gross profit as a percentage of net sales increased to 76.7% of net sales for the first nine-month period of fiscal 2004 as compared to 74% of net sales for the same period of the previous fiscal year. The increase in gross profit as a percentage of net sales for the three and nine-month periods was primarily due to the favorable effect of fixed costs allocated across higher net sales. Net sales increased 36% and 29% for the three and nine-month period in fiscal 2004. The decrease in average selling price referred to above did not have a commensurate effect on gross margin. Most of the reduction in average selling price was due to a change in product mix as the Company has had increased sales of products with smaller die and package types, which have a smaller average selling price, but also lower costs.

         Research and development ("R&D") expenses for the quarter ended March 28, 2004 were $26.6 million, an increase of $4.0 million or 18% over R&D expenses of $22.6 million for the same period in the previous fiscal year. The increase in R&D was primarily due to a $3.0 million increase in compensation costs. Compensation costs increased as the result of increases to the profit sharing accrual, employee headcount and annual merit increases. Since the Company had better operating results, R&D profit sharing grew $1.5 million while compensation related to headcount and annual merit increases together totaled $1.5 million. In addition to compensation costs, the Company had a $1.0 million increase in R&D related expenses such as software maintenance amortization and depreciation.

         Research and development expenses for the nine month period ended March 28, 2004 were $76.0 million, an increase of $8.9 million or 13% over R&D expenses of $67.0 million for the same period in the previous fiscal year. The increase in R&D was primarily due to a $6.9 million increase in compensation costs. Compensation costs increased as the result of increases to the profit sharing accrual, employee headcount and annual merit increases. Since the Company had better operating results, R&D profit sharing grew $3.1 million while compensation related to headcount and annual merit increases totaled $3.8 million. In addition to compensation costs, the Company had a $2.0 million increase in R&D related expenses such as supplies, software maintenance amortization, mask costs and depreciation.

         Selling, general and administrative expenses ("SG&A") for the quarter ended March 28, 2004 were $20.5 million, an increase of $4.6 million or 29% over SG&A expenses of $15.9 million for the same period in the previous fiscal year. The increase in SG&A was primarily due to a $3.2 million increase in compensation costs. Compensation costs grew as the result of increases to the profit sharing accrual, employee headcount, annual merit increases and commissions. Since the Company had better operating results, SG&A profit sharing grew $1.1 million while compensation related to headcount, annual merit increases and commissions together totaled $2.1 million. In addition to compensation costs, the Company had a $1.4 million increase in expenses related to advertising, legal and travel costs.

         Selling, general and administrative expenses for the nine-month period ended March 28, 2004 were $57.3 million, an increase of $8.0 million or 16% over SG&A expenses of $49.3 million for the same period in the previous fiscal year. The increase in SG&A was due to a $6.6 million increase in compensation costs. Compensation costs grew as the result of increases to the profit sharing accrual, employee headcount, annual merit increase and commissions. Since the Company had better operating results, SG&A profit sharing grew $2.3 million while compensation related to headcount, annual merit increases and commissions together totaled $4.3 million. In addition to compensation costs, the Company had a $1.4 million increase in expenses related to advertising, outside services, legal and travel costs.

         Interest income, net was $6.1 million and $19.9 million for the third quarter and first nine-month period of fiscal 2004, a decrease of $3.4 million and $10.5 million, respectively, from the corresponding periods of fiscal 2003. Interest income, net declined primarily due to the decrease in the average interest rate earned on the Company's cash investment balance and due to imputed interest expense related to a long-term royalty agreement entered into in the third quarter of fiscal 2003. The total effect of these two factors was $4.1 million and $12.8 million for the three and nine month periods, respectively. Offsetting the decreases in interest income, net was interest earned on the higher average cash balance, which totaled $0.7 million and $2.3 million for the three and nine-month periods of fiscal 2004, respectively.

         The Company's effective tax rate for the third quarter and first nine months of fiscal 2004 and 2003 was 29%. The tax rate is lower than the federal statutory rate primarily due to business activity in foreign jurisdictions with lower tax rates, tax-exempt interest income and the tax credits received by the Company for qualified R&D expenditures. During the third quarter of fiscal 2004 the Singapore government agreed to extend the Company's tax holiday for seven years, provided that the Company fulfills certain investment requirements in qualifying activities. With still additional investment in qualifying activities, the tax holiday may be extended to ten years.

Factors Affecting Future Operating Results

         Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below and in the Company's 10-K for the fiscal year ended June 29, 2003.

         During the quarter ended March 28, 2004, the Company exceeded its expectations by growing sales 12% sequentially over the December fiscal 2004 quarter. The conditions external to the Company appear to be improving; general economic news has improved as several companies in the semiconductor industry and within markets that the Company serves have reported upward trends. Looking forward, the Company will discontinue having quarterly production shutdowns at its Camas, Washington wafer fabrication plant and expects to add to the direct labor pool in Camas during the June quarter. In addition to Camas, the Company has added approximately 20% to headcount at its assembly and test operations in Malaysia and Singapore. The Company anticipates that the effect of no shutdowns and additional headcount on its cost structure will be negligible as the Company expects that the increase in costs will be offset by an increase in sales volume. The Company is experiencing good bookings momentum in all major geographies and all end-markets. The Company's inventory is well positioned and the Company continues to have responsive lead times. Consequently, should these positive trends continue, the Company estimates sales and profits to grow in the low double digit range sequentially in the June quarter, roughly similar percentages to that just achieved in sales growth in the March quarter.

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

Liquidity and Capital Resources

         At March 28, 2004, cash, cash equivalents and short-term investments totaled $1,648.4 million, and working capital was $1,669.6 million.

         Accounts receivable totaled $98.4 million at the end of the third quarter of fiscal 2004, an increase of $18.3 million from the fourth quarter of fiscal 2003. The increase is due to higher sales while days sales outstanding
(DSO) improved slightly from 44 days to 43 days at the end on the third quarter of fiscal 2004.

         During the first nine months of fiscal 2004, the Company generated $292.6 million of cash from operating activities, $44.2 million in proceeds from common stock issued under employee stock plans and $16.8 million from net sales and maturities of short-term investments.

         During the first nine months of fiscal 2004, significant cash expenditures included repurchasing $204.9 million of common stock, payments of $62.7 million in cash dividends to stockholders, representing $0.06 per share per quarter for the first and second quarters and $0.08 per share per quarter for the third quarter, and $8.1 million for the purchase of capital assets. In April, the Company's Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid during the June quarter of fiscal 2004. The payment of future dividends will be based on quarterly financial performance.

         During the third quarter of fiscal 2004, the Company announced that it intends to commence with the development of certain leasehold property located in Singapore adjacent to its existing facility. The construction of a new building on this site is expected to cost approximately $9.0 to $11.0 million and is expected to be completed by the end of fiscal 2005. The new building will be used primarily for test operations and warehousing operations, supportive of final shipments to customers worldwide.

         As of March 28, 2004, the Company had no off-balance sheet financing arrangements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company's Form 10-K for the fiscal year ended June 29, 2003. There have been no material changes in the market risk affecting the Company since the filing of the Company's Form 10-K for fiscal 2003. At March 28, 2004, the Company's cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company's short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

         The Company's sales outside the United States are predominantly transacted in U.S. dollars; accordingly the Company's sales are not generally impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

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

(b) Changes in internal controls over financial reporting

         There was no change in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.   OTHER INFORMATION


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

e) Stock Repurchases
-----------------------------------------------------------------------------------------------------------------
                                      Total        Average    Total Number of Shares      Maximum Number of
                                    Number of       Price      Purchased as Part of     Shares that May Yet be
                                      Shares       Paid per     Publicly Announced       purchased Under the
Period                              Purchased       Share        Plans or Programs        Plans or Programs
-----------------------------------------------------------------------------------------------------------------
Month #1 (December 29, 2003
- January 25, 2004)                 1,000,000       $ 42.98         1,000,000                 7,015,152
-----------------------------------------------------------------------------------------------------------------
Month #2 (January 26, 2004 -
February 22, 2004)                  1,500,000       $ 40.10         1,500,000                 5,515,152
-----------------------------------------------------------------------------------------------------------------
Month #3 (February 22, 2004
- March 28, 2004)                     450,000       $ 40.14           450,000                 5,065,152
-----------------------------------------------------------------------------------------------------------------
Total                               2,950,000       $ 41.08         2,950,000                 5,065,152
-----------------------------------------------------------------------------------------------------------------

On October 15, 2002, the Company's Board of Directors authorized the Company to purchase up to 10,000,000 shares of it's outstanding common stock in the open market over a two year time period.


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

     b) Reports on Form 8-K:

         During the quarter ended March 28, 2004, the Company filed two reports on Form 8-K as follows:

         A report on Form 8-K was filed January 13, 2004, furnishing to the Securities and Exchange Commission a press release announcing the Company's quarterly financial results for the fiscal quarter ending December 28, 2003.

         A report on Form 8-K was filed February 9, 2004, furnishing to the Securities and Exchange Commission a press release announcing an increase in the Company's March quarter revenue and profit guidance.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                      LINEAR TECHNOLOGY CORPORATION

DATE:   May 7, 2004                   BY    /s/ PAUL COGHLAN
                                            ------------------------------------
                                            Paul Coghlan
                                            Vice President, Finance &
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)