Form 10-K
period 2004-06-27
LINEAR TECHNOLOGY CORP /CA/
filed 2004-09-03
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 27, 2004

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

                                 Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $10,349,500,000 as of December 26, 2003 based upon the closing sale price on the Nasdaq National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 307,504,014 shares of the Registrant's common stock issued and outstanding as of August 20, 2004.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [X]   No [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the "2004 Proxy Statement") for the 2004 Annual Meeting of Stockholders.

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

General

         Linear Technology Corporation (together with its consolidated subsidiaries, "Linear Technology" or the "Company") designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, cellular telephones, networking products, notebook computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and MP3 players, complex medical devices, automotive electronics, factory automation, process control, and military and space systems. The Company was organized and incorporated in 1981. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

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

         The Company believes that competition in the linear circuit market is particularly dependent upon performance, functional value, quality, reliability and service. As a result, linear circuit pricing has generally been more stable than most digital circuit pricing. In the past two years the average selling price of the Company's products in total has declined. This is primarily a result of an increase in sales of smaller package products as a percentage of total units sold, which have lower average selling prices and lower manufacturing costs.

         Less Japanese And Other Asian Competition. To date, Japanese and other Asian firms have concentrated their efforts on the high volume digital and consumer linear markets, as opposed to the high performance end of the linear circuit market served by the Company.

Products and markets

         Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the linear circuit market. "High performance" is characterized by higher precision, higher efficiency, lower noise, higher speed, more subsystem integration on a single chip and many other special features. The Company focuses virtually all of its design efforts on proprietary products, which at the time of introduction are original designs by the Company offering unique characteristics differentiating them from those offered by competitors.

         Although the types and mix of linear products vary by application, the principal product categories are as follows:

         Amplifiers - These circuits amplify the output voltage or current of a device. The amplification represents the ratio of the output voltage or current to the input voltage or current. The most widely used device is the operational amplifier due to its versatility and precision.

         High Speed Amplifiers - These amplifiers are used to amplify signals from 5-megahertz to several hundred megahertz for applications such as video, fast data acquisition and data communication.

         Voltage Regulators - Voltage regulators deliver a tightly controlled voltage to power electronic systems. This category of product consists primarily of two types, the linear regulator and the switch mode regulator. Switch mode regulators are also used to convert voltage up or down within an electronic system for power management and battery charging.

         Voltage References - These circuits serve as electronic benchmarks providing a constant voltage for measurement systems usage. Precision references have a constant output independent of input, temperature changes or time.

         Interface - Interface circuits act as an intermediary to transfer digital signals between or within electronic systems. These circuits are used in computers, modems, instruments and remote data acquisition systems.

         Data Converters - These circuits change linear (analog) signals into digital signals, or vica versa, and are often referred to as data acquisition subsystems, A/D converters and D/A converters. The accuracy and speed with which the analog signal is converted to its digital counterpart (and visa versa) is considered a key characteristic for these devices. Low speed data converters may have resolution up to 24 bits, while high speed converters may operate in the region of 100-megahertz sample rate.

         Radio Frequency Circuits - These circuits include mixers, modulators, demodulators, amplifiers, drivers, and power detectors and controllers. They are used in wireless and cable infrastructure, cellphones, and wireless data communications.

         Other - Other linear circuits include buffers, battery monitors, motor controllers, hot swap circuits, comparators, sample-and-hold devices, drivers and filters, both switched capacitor and continuous time, which are used to limit and/or manipulate signals in such applications as cellular telephones, base stations, navigation systems and industrial applications.

         Linear circuits are used in various applications including telecommunications, cellular telephones, networking products such as power over Ethernet switches, notebook computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and MP3 players, complex medical devices, automotive electronics, factory automation, process control, and military and space systems. The Company focuses its product development and marketing efforts on high performance applications where the Company believes it can position itself competitively with respect to product performance and functional value.

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



Space/Military        Communications                                    |
                      Satellites                                        |
                      Guidance and navigation systems                   |
                      Displays                                          |
                      Firing controls                                   |
                      Ground support equipment                          |
                      Radar systems                                     |
                      Sonar systems                                     |
                      Surveillance equipment                            |
                      GPS                                               |
                                                                        |
Automotive            Entertainment                                     |
                      Navigation systems                                |
                      Daytime running lights                            |
                      Dashboard instrumentation                         |
                      Emission controls                                 |
                      Safety systems                                    |
                      Collision avoidance systems                     __|
                                                                       --
Communications        Cellular phones (CDMA/WCDMA/GPRS/3G)              |      DC - DC converters
                      Cellular basestations                             |      V.35 transceivers
                      Pagers                                            |      High-speed amplifiers
                      Modems/fax machines                               |      Line drivers
                      PBX switches                                      |      Line receivers
                      Optical networking                                |      Low noise operational amplifiers
                      ADSL modems                                       |      Micropower products
                      Channel service unit/data service units           |      Power management products
                      Cable modems                                      |      Switched capacitor filters
                      Internet appliances                               |      Voltage references
                      Servers                                           |      Voltage regulators
                      Routers                                           |      Data acquisition products
                      Switches                                          |      Hot Swap controllers
                      Power over Ethernet                               |      Multi-protocol circuits
                                                                        |      Thermal electric coolers
                                                                        |      Power amplifier controllers
                                                                        |      Modulators/Demodulators
                                                                        |      Battery chargers
                                                                        |      Power over Ethernet controllers
                                                                      __|      Multi-Phase switching regulators
                                                                       --
Computer/High-         Communications/interface modems                  |      Battery chargers
End Consumer           Disk drives                                      |      DC - DC converters
                       Notebook computers                               |      Data acquisition products
                       Desktop computers                                |      Hot Swap controllers
                       Workstations                                     |      Line drivers
                       LCD monitors                                     |      Line receivers
                       Plotters/printers                                |      Low drop out linear regulators
                       Digital still cameras                            |      Micropower products
                       High Definition TVs                              |      Multi-Phase switching regulators
                       Handheld PCs                                     |      PCMCIA power switching
                       Battery chargers                                 |      Power management
                       Electronic Toys                                  |      Power sequencing/monitoring
                       Video/multimedia systems                         |
                       MP3 players                                      |
                       Digital video recorders                          |
                       Set top boxes/ Satellite receivers               |
                       Plasma display TVs                               |
                       PDAs                                             |
                                                                      --|

Marketing and customers

         The Company markets its products worldwide, through a direct sales staff, electronics distributors and a small network of independent sales representatives, to a broad range of customers in diverse industries. The
Company sells to over 15,000 Original Equipment Manufacturer (OEM) customers directly and/or through the sales distributor channel. Distributor and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements. The Company's primary domestic distributor, Arrow Electronics, accounted for 15% of net sales during fiscal 2004 and 20% of accounts receivable as of fiscal 2004 year-end; 15% of net sales during fiscal 2003 and 18% of accounts receivable as of fiscal 2003 year-end; and 16% of net sales for fiscal 2002 and 17% of accounts receivable as of fiscal 2002 year-end. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of net sales for fiscal 2004, 2003 or 2002.

         The Company's sales organization is divided into domestic and international regions. The Company's sales offices located in the United States are in the following metropolitan areas: Seattle, Baltimore, Denver, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, San Jose, Los Angeles, Irvine, San Diego, Huntsville, Minneapolis, Cleveland and Portland. Internationally, the Company has sales offices in: London, Stockholm, Helsinki, Dusseldorf, Munich, Stuttgart, Paris, Lyon, Milan, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai and Shenzhen. The Company's products typically require a sophisticated technical sales effort.

         The Company has agreements with 3 independent sales representatives in the United States and 2 in Canada. Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 3 independent distributors in North America, 5 in Europe, 2 each in China, Japan and Taiwan, and 1 each in Korea, Singapore, Malaysia, Thailand, South Africa, Philippines, India, Israel, Brazil, Australia, and New Zealand. The Company's distributors purchase the Company's products for resale to customers. Additionally, domestic distributors often sell competitors' products. Under certain agreements, the Company's domestic distributors are entitled to price protection on inventory if the Company lowers the prices of its products. The agreements also generally permit distributors to exchange up to 3% of purchases on a semi-annual basis.

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

         During fiscal 2004, 2003 and 2002, export sales which were primarily to Europe, Japan and Rest of the World ("ROW"), which is primarily Asia excluding Japan, represented approximately 71%, 68% and 64% of net sales, respectively. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.

         The Company's backlog of released and firm orders was approximately $151.2 million at June 27, 2004 as compared with $57.2 million at June 29, 2003. In addition to its backlog, the Company had $28.9 million of products sold to and held by domestic distributors at June 27, 2004 as compared to $30.5 million at June 29, 2003. Generally, shipments to domestic distributors are not recognized as sales until the distributor has sold the products to its customers. The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months. Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty. Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month. The ordering practices of many semiconductor customers has shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates in concert with the Company's lead times. Also, the Company's agreements with certain distributors provide for price protection. Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

         In the operating history of the Company, seasonality of business has not been a material factor, although the results of operations for the first fiscal quarter of each year are impacted slightly by customary summer holidays, particularly in Europe.

         The Company warrants that its products, until they are incorporated in other products, are free from defects in workmanship and materials and conform to the Company's published specifications. Warranty expense has been nominal to date. Refer to Note 1 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which contains information regarding the Company's warranty policy.

Manufacturing

         The Company's wafer fabrication and manufacturing facilities are located in Camas, Washington ("Camas") and Milpitas, California ("Hillview"). Each facility was built to Company specifications to support a number of sophisticated process technologies and to satisfy rigorous quality assurance and reliability requirements of United States military specifications and major worldwide OEM customers. All of the Company's manufacturing facilities have received ISO 9001/ISO 9002, QS9000 and ISO 14001 certifications. In addition, the Company's Milpitas and Singapore manufacturing facilities are certified to TS 16949.

         The Company's wafer fabrication facility located in Camas, Washington commenced manufacturing operations during fiscal 1997. The facility is used to produce six-inch diameter wafers for use in the production of the Company's devices. During fiscal 2001, the Company purchased an additional 16.5 acres adjacent to its Camas facility for future expansion. The Company's Hillview facility was completed in fiscal 2001. Production at the Hillview six-inch wafer fabrication plant commenced in the third quarter of fiscal 2001. The Company currently uses similar manufacturing processes in both its Hillview and Camas facilities. During fiscal 2002, the Company discontinued production in its oldest four-inch wafer fabrication plant located at its Milpitas, California headquarters. During the fourth quarter of fiscal 2004, the Company commenced projects to add wafer fabrication capacity at Camas and Hillview.

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

         Processed wafers are sent to either the Company's assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in October 1994 and services approximately 60% to 90% of the Company's assembly requirements for plastic packages. The Company's primary subcontractors are Carsem Sdn, located in Malaysia; and NSE located in Thailand. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

         After assembly, most products are sent to the Company's Singapore facility for final testing, inspection and packaging as required. In addition, the Company's Singapore facility serves as a major warehouse and distribution center with the bulk of the Company's shipments to end customers originating from this facility. Some products are returned to Milpitas for the same back-end processing. During the fourth quarter of fiscal 2004, the Company commenced development of a new building at its Singapore facility. The new building will be used primarily to increase its capacity for test and distribution operations.

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

         From time to time certain materials, including silicon wafers and plastic molding compounds, have been in short supply. To date the Company has experienced no delays in obtaining raw materials which could have adversely affected production. As is typical in the industry, the Company must allow for significant lead times in delivery of certain materials.

         Manufacturing of individual products, from wafer fabrication through final testing, may take from eight to sixteen weeks. Since the Company sells a wide variety of device types, and customers typically expect delivery of products within a short period of time following order, the Company maintains a substantial work-in-process and finished goods inventory.

         Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal 2005.

Patents, licenses and trademarks

         The Company has been awarded 264 United States and International patents and has filed 94 additional patent applications. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

Research and development

         The Company's ability to compete depends in part upon its continued introduction of technologically innovative products on a timely basis. To facilitate this need, the Company has organized its product development efforts into four groups: power management, signal conditioning, mixed signal and high frequency. Linear Technology's product development strategy emphasizes a broad line of standard products to address a diversity of customer applications. The Company's research and development ("R&D") efforts are directed primarily at designing and introducing new products and to a lesser extent developing new processes and advanced packaging.

         As of June 27, 2004, the Company had 752 employees involved in research, development and engineering related functions of which 390 employees are engaged in new product design. The Company had 226 employees engaged in new product design at its Milpitas headquarters as well as 14 employees at its Singapore design center, 63 employees at its Boston design center, 29 employees at its Colorado design center, 19 employees at its New Hampshire design center, 10 employees at its Raleigh design center, 10 employees at its Santa Barbara design center, 12 employees at its Burlington design center and 7 employees at its design center in Grass Valley, California which opened in August of fiscal 2004.

         For the fiscal years 2004, 2003, and 2002, the Company spent approximately $104.6 million, $91.4 million and $79.8 million, respectively, on R&D. The increase in R&D expenses in 2004 over 2003 was primarily due to an increase in labor expenses caused by increases to profit sharing and an increase in headcount. Headcount in R&D personnel increased to 752 in fiscal 2004 from 689 in fiscal 2003.

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

         Typically, the Company's ability to meet its revenue goals and projections is dependent to a large extent on the orders it receives from its customers within the period. Historically, the Company has maintained low lead times, which have enabled customers to place orders close to their true needs for product. In defining its financial goals and projections, the Company considers inventory on hand, backlog, production cycles and expected order patterns from customers. If the Company's estimates in these areas become inaccurate, it may not be able to meet its revenue goals and projections. In addition, some customers require the Company to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even some, of the product.

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

Litigation. The Company is subject to various legal proceedings arising out of a wide range of matters, including, among others, patent suits and employment claims. From time to time, as is typical in the semiconductor industry, the Company receives notice from third parties alleging that the Company's products or processes infringe the third parties' intellectual property rights. If the Company is unable to obtain a necessary license, and one or more of its products or processes is determined to infringe intellectual property rights of others, a court might enjoin the Company from further manufacture and/or sale of the affected products. In that case, the Company would need to re-engineer the affected products or processes in such a way as to avoid the alleged infringement, which may or may not be possible. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a portion of the Company's products, a reduction or the elimination of the value of related inventories, and/or the assessment of a substantial monetary award for damages related to past sales. The Company does not believe that its current lawsuits will have a material impact on its business or financial condition. However, current lawsuits and any future lawsuits will divert resources and could result in the payment of substantial damages. In addition, the Company may incur significant legal costs to assert its intellectual property rights when the Company believes its products or processes have been infringed by third parties

Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees. The loss of the services of key officers, technical personnel or other key employees could harm the business. The success of the Company depends on its ability to identify, hire, train, develop and retain highly qualified technical and managerial personnel. Failure to attract and retain the necessary technical and managerial personnel could harm the Company.

Competition. Linear Technology competes in the high performance segment of the linear market. The Company's competitors include among others, Analog Devices, Inc., Maxim Integrated Products, Inc., National Semiconductor Corporation and Texas Instruments, Inc. Competition among manufacturers of linear integrated circuits is intense, and certain of the Company's competitors may have significantly greater financial, technical, manufacturing and marketing resources than the Company. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. The Company believes it competes favorably with respect to these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

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

Employees

         As of June 27, 2004, the Company had 3,050 employees, including 291 in marketing and sales, 752 in research, development and engineering related functions, 1,916 in manufacturing and production, and 91 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

         The executive officers of the Company, and their ages as of September 3, 2004, are as follows:

Name                            Age              Position
----                            ---              --------
Robert H. Swanson, Jr...........66               Chairman and Chief Executive Officer
David B. Bell...................48               President
Paul Chantalat..................54               Vice President Quality and Reliability
Paul Coghlan....................59               Vice President of Finance and Chief Financial Officer
Robert C. Dobkin................60               Vice President of Engineering and Chief Technical Officer
Lothar Maier....................49               Vice President and Chief Operating Officer
Alexander R. McCann  ...........38               Vice President of Operations
Richard Nickson.................54               Vice President of North American Sales
David A. Quarles................38               Vice President of International Sales
Donald Paulus...................47               Vice President and General Manager, Power Products
William Gross...................55               Vice President and General Manager, Signal Conditioning Products
Robert Reay.....................43               Vice President and General Manager, Mixed Signal Products

         Mr. Swanson, a founder of the Company, has served as Chairman of the Board of Directors and Chief Executive Officer since April 1999, and prior to that time as President, Chief Executive Officer and a director of the Company since its incorporation in September 1981. From August 1968 to July 1981, he was employed in various positions at National Semiconductor Corporation ("National"), a manufacturer of integrated circuits, including Vice President and General Manager of the Linear Integrated Circuit Operation and Managing Director in Europe. Mr. Swanson has a B.S. degree in Industrial Engineering from Northeastern University.

         Mr. Bell has served as President since June 2003. Prior to becoming President, Mr. Bell served as Vice President and General Manager of Power Products from January 2002 to June 2003 and as General Manager of Power Products from February 1999. From June 1994 to January 1999, he held the position of Manager of Strategic Product Development. From July 1991 to May 1994, he was employed as Director of Electrical Engineering at IDEO Product Development. Prior to July 1991, Mr. Bell was employed in various management and engineering positions at Bell Associates, Inc., Sydis, Inc., and Hewlett Packard, Inc. Mr. Bell has a B.S. degree in Electrical Engineering from the Massachusetts Institute of Technology.

         Mr. Chantalat has served as Vice President of Quality and Reliability since July 1991. From January 1989 to July 1991, he held the position of Director of Quality and Reliability. From July 1983 to January 1989 he held the position of Manager of Quality and Reliability. From February 1976 to July 1983, he was employed in various positions at National, where his most recent position was Group Manager of Manufacturing Quality Engineering. Mr. Chantalat received a B.S. and an M.S. in Electrical Engineering from Stanford University in 1970 and 1972, respectively.

         Mr. Coghlan has served as Vice President of Finance and Chief Financial Officer of the Company since December 1986. From October 1981 until joining the Company, he was employed in various positions at GenRad, Inc., a manufacturer of automated test equipment, including Corporate Controller, Vice President of Corporate Quality and most recently Vice President and General Manager of the Structural Test Products Division. Before joining GenRad, Inc., Mr. Coghlan was associated with Price Waterhouse & Company in the United States and Paris, France for twelve years. Mr. Coghlan received a B.A. from Boston College in 1966 and an MBA from Babson College in 1968.

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

         Mr. Maier joined the Company as Vice President and Chief Operating Officer in April 1999. From 1983 to 1999, he was employed at Cypress Semiconductor Corporation in various management positions, mostly recently as Senior Vice President and Executive Vice President of Worldwide Operations. Mr. Maier received a B.S. in Chemical Engineering in 1978 from the University of California at Berkeley.

         Mr. McCann has served as Vice President of Operations since January 2004. Prior to joining Linear, he was Vice President of Operations at NanoOpto Corporation in Somerset, NJ (2002-2003), Vice President of Worldwide Operations at Anadigics Inc. in Warren, NJ (1998-2002) and held various management positions at National Semiconductor UK Ltd. (1985-1998). Mr. McCann received a B.S. (equivalent) in Electrical and Electronic Engineering in 1985 from James Watt College and an MBA in 1998 from the University of Glasgow Business School.

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

         Mr. Quarles has served as Vice President of International Sales since August 2001. From October 2000 to August 2001 he held the position of Director of Marketing. From July 1996 to September 2000 he held the position of Director of Asia-Pacific Sales stationed in Singapore. From June 1991 to July 1996 he worked as a Sales Engineer and later as District Sales Manager for the Bay Area sales team. Prior to Linear, Mr. Quarles worked two years as a Sales Engineer at National. Mr. Quarles received a B.S. in Electrical Engineering in 1988 from Cornell University.

         Mr. Paulus has served as Vice President and General Manager of Power Products since June 2003. He joined the Company in October 2001 as Director, Satellite Design Centers. Prior to joining the Company, he was a founder of Integrated Sensor Solutions, Inc. (ISS) serving as Vice President of Engineering and Chief Operating Officer from 1990 to 1999. ISS was acquired by Texas Instruments, Inc. (TI) in 1999, and Mr. Paulus served as TI's General Manager, Automotive Sensors and Controls in San Jose until October 2001. Prior to ISS, Mr. Paulus served in various engineering and management positions with Sierra Semiconductor (1989-1991), Honeywell Signal Processing Technologies (1984-1989) and Bell Laboratories (1979-1984). Mr. Paulus received a B.S. in Electrical Engineering from Lehigh University, an M.S. in Electrical Engineering from Stanford University and an MBA from the University of Colorado.

         Mr. Gross has served as Vice President and General Manager of Signal Conditioning Products since January 2002 and as General Manager of Signal
Conditioning Products since February 1999. He held the position of Design Manager from July 1989 to February 1999, responsible for amplifiers, comparators and voltage references. Previously, he was Design Manager at Elantec from January 1984 to June 1989. From January 1973 to December 1983 he held several positions at National, including Design Engineer and Design Manager of the Japan

Design Center. Mr. Gross received a B.S. in electronics engineering from California Polytechnic University in 1971 and a M.S. in electrical engineering from University of Arizona in 1973.

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

ITEM 2.  PROPERTIES

         At the Company's headquarter campus in Milpitas, California, the Company owns land and 3 buildings of approximately 41,000, 42,000 and 70,000 square feet. These buildings are used for support engineering services, prototype testing of new products and worldwide headquarters. Additionally, in the same campus the Company leases 165,000 square feet of buildings used primarily for circuit design activities and future expansion. The Company also owns a 96,000 square foot building located near its headquarter campus in Milpitas, California ("Hillview".) The Hillview facility is the Company's newest six-inch wafer fabrication plant. Production at the Hillview facility commenced during fiscal 2001. During the fourth quarter of fiscal 2004, the Company commenced projects to add wafer fabrication capacity at Hillview, primarily through equipment additions.

         The Company owns a six-inch wafer fabrication facility totaling 100,000 square feet located in Camas, Washington. Manufacturing operations commenced at this facility in fiscal 1997. The Company also owns 16.5 acres of land adjacent to its Camas facility, which may be used for expansion in the future. During the fourth quarter of fiscal 2004, the Company commenced projects to expand clean room space to increase wafer fabrication capacity at Camas.

         The Company occupies a 72,000 square foot manufacturing facility in Singapore. Test and packaging operations are performed at this facility along with certain design and major warehousing and distribution activity. The Company has a 30-year lease on the land where the plant is located that commenced in 1994, with an option to extend for an additional 30 years. During fiscal 2001, the Company entered into an additional lease for 6 acres of land adjacent to its Singapore facility for a term of 20 years with an option to extend for an additional 30 years. During the fourth quarter of fiscal 2004, the Company commenced development of the most recently acquired lease. The new building will be used primarily to increase its capacity for test and distribution operations.

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

         The Company leases design facilities located in: Bedford, New Hampshire; Raleigh, North Carolina; Burlington, Vermont; Santa Barbara, California; and Grass Valley, California. In fiscal 2002, the Company purchased land in Colorado Springs, Colorado and constructed a new 20,000 square foot design center. In fiscal 1999, the Company purchased land in the Boston metropolitan area and constructed a new 20,000 square foot design and sales office. In fiscal 2002, the Company added 10,000 square feet to this facility. The Company leases sales offices in the United States in the areas of Bellevue, Baltimore, Denver, Milpitas, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, Los Angeles, Irvine, San Diego, Huntsville, Minneapolis, Cleveland and Portland; and internationally in London, Stockholm, Helsinki, Dusseldorf, Munich, Stuttgart, Paris, Lyon, Milan, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai and Shenzhen. See Note 4 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The information regarding market, market price range and dividend information may be found in Note 7 of Notes to Consolidated Financial Statements on this Annual Report on Form 10-K.

         The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

         The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended June 27, 2004. In addition to the shares purchased in the table below, the Company also purchased a total of 5,005,000 shares in the first, second and third quarter of fiscal 2004. During fiscal 2004, the Company purchased a total of 8,411,200 shares of common stock for $331.9 million.

-------------------------------------------------------------------------------------------------------------------------
                                                                         Total Number of Shares      Maximum Number of
                                                                          Purchased as Part of     Shares that May Yet be
Period                                 Total Number of    Average Price    Publicly Announced       Purchased Under the
                                      Shares Purchased   Paid per Share   Plans or Programs (1)      Plans or Programs
-------------------------------------------------------------------------------------------------------------------------
Month #1
(March 29, 2004 - April 25, 2004)        1,750,000          $ 38.36             1,750,000              3,315,152
-------------------------------------------------------------------------------------------------------------------------
Month #2
(April 26, 2004 - May 23, 2004)          1,656,200          $ 36.17             1,656,200              1,658,952
-------------------------------------------------------------------------------------------------------------------------
Month #3                                     --                --                   --                      --
(May 24, 2004 - June 27, 2004)
-------------------------------------------------------------------------------------------------------------------------
Total                                    3,406,200          $ 37.30             3,406,200              1,658,952
-------------------------------------------------------------------------------------------------------------------------

         (1) On July 20, 2004, the Company's Board of Directors authorized the Company to purchase up to an additional 10,000,000 shares of its outstanding common stock in the open market over a two year time period.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE FISCAL YEARS ENDED JUNE 27, 2004                  2004        2003        2002        2001        2000
--------------------------------------------------- ----------- ----------- ----------- ----------- -----------
In thousands, except per share amounts
Income statement information
Net sales                                           $  807,281  $  606,573  $  512,282  $  972,625  $  705,917
Net income                                             328,171     236,591     197,629     427,456     287,906
Basic earnings per share                                  1.05        0.76        0.62        1.35        0.93
Diluted earnings per share                                1.02        0.74        0.60        1.29        0.88
Weighted average shares outstanding - Basic            312,063     313,115     317,215     316,924     310,953
Weighted average shares outstanding - Diluted          321,456     321,375     328,538     332,527     328,002

Balance sheet information
Cash, cash equivalents and short-term
    investments                                     $1,656,540  $1,593,567  $1,552,030  $1,549,002  $1,175,558
Total assets                                         2,087,703   2,056,879   1,988,433   2,017,074   1,507,256
Long-term debt                                              --          --          --          --          --

Cash dividends per share                               $  0.28     $  0.21     $  0.17     $  0.13     $  0.09
--------------------------------------------------- ----------- ----------- ----------- ----------- -----------

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

                                             Fiscal Year Ended                        Percentage Change
                                 -------------------------------------------    ------------------------------
                                  June 27,        June 29,       June 30,         2004 Over        2003 Over
                                    2004            2003           2002             2003             2002
                                 -----------     -----------    ------------    --------------    ------------
Net sales                           100.0%          100.0%         100.0%             33%               18%
Cost of sales                        23.0            25.6           28.2              20                 7
                                     ----            ----           ----
    Gross profit                     77.0            74.4           71.8              38                23
                                     ----            ----           ----

Expenses:
     Research & development          13.0            15.1           15.6              14                14
     Selling, general &
     administrative                   9.9            10.8           12.2              22                 5
                                      ---            ----           ----
                                     22.9            25.9           27.8              18                10
                                     ----            ----           ----
Operating income                     54.1            48.5           44.0              48                31
Interest income, net                  3.2             6.4           10.3             (34)              (27)
                                      ----            ----          ----
Income before income taxes           57.3%           54.9%          54.3%             39                20
                                     ====            ====           ====

Effective tax rates                  29.0%           29.0%          29.0%
                                     ====            ====           ====

         Net sales for the twelve months ended June 27, 2004 were $807.3 million, an increase of $200.7 million or 33% over net sales of $606.6 million for the same period of the previous fiscal year. The increase in net sales for the twelve-month period was due to a significant increase in unit volume as demand increased for the Company's products in each of its major end-markets, particularly in the industrial and communication markets. This increase in unit volume was enhanced by significant growth in sales of smaller packaged products that go into a wide variety of hand-held products such as cellular phones and MP3 players. The significant increase in unit volume was offset partially by a reduction in average selling price, which decreased to $1.40 in fiscal 2004 from $1.57 in fiscal 2003, primarily as a result of the change in sales mix towards smaller packages which carry lower average selling prices.

         Geographically, international sales were $569.7 million or 71% of net sales for the twelve months ended June 27, 2004, an increase of $156.3 million as compared to international sales of $413.4 million or 68% of net sales for the same period in fiscal 2003. Internationally, sales to Rest of the World ("ROW"), which is primarily Asia excluding Japan, represented $309.1 million or 38% of net sales, while sales to Europe and Japan were $140.4 million or 18% of net sales and $120.2 million or 15% of net sales, respectively. Domestic sales were $237.6 million or 29% of net sales for the twelve months ended June 27, 2004, an increase of $44.4 million as compared to domestic sales of $193.2 million or 32% of net sales in the same period in fiscal 2003. Sales increased in absolute dollars both internationally and domestically, however the decline in domestic sales as a percentage of net sales and the respective increase in international sales as a percentage of net sales primarily resulted from the Company's domestic customers shifting more of their manufacturing operations overseas.

         Net sales for the year ended June 29, 2003 were $606.6 million, an increase of $94.3 million or 18% over net sales of $512.3 million in fiscal 2002. The increase in net sales was primarily due to an increase in unit shipments, which was partially offset by a decrease in the average selling price primarily due to a change in sales mix to smaller packaged products. The average selling price fell from $1.85 per unit in fiscal 2002 to $1.57 per unit in fiscal 2003. In fiscal 2003 international sales represented $413.4 or 68% of net sales, an increase of $87.2 million as compared to international sales of $326.2 million or 64% of net sales for the same period in fiscal 2002. In fiscal 2003 sales to ROW represented $203.5 million or 34% of net sales, while sales to Europe and Japan were $111.1 million or 18% of net sales and $98.8 million or 16% of net sales, respectively. Domestic sales were $193.2 million or 32% of net sales for the twelve months ended June 29, 2003 compared to $186.1 million or 36% of net sales in the same period in fiscal 2002.

         Gross profit for the year ended June 27, 2004 was $621.3 million, an increase of $169.8 million or 38% over gross profit of $451.5 million in fiscal 2003. Gross profit as a percentage of net sales increased to 77% of net sales in fiscal 2004 as compared to 74.4% of net sales in fiscal 2003. The increase in gross profit as a percentage of net sales in fiscal 2004 was primarily due to the favorable effect of fixed costs allocated across higher net sales. Net sales increased 33% in fiscal 2004. The decrease in average selling price referred to above did not have a commensurate effect on gross margin. Most of the reduction in average selling price was due to a change in product mix as the Company has had increased sales of products with smaller die and package types, which have a smaller average selling price, but also lower costs.

         Gross profit for the year ended June 29, 2003 was $451.5 million, an increase of $83.9 million or 23% over gross profit of $367.6 million in fiscal 2002. Gross profit was 74.4% of net sales in fiscal 2003 as compared to 71.8% in fiscal 2002. The increase in gross profit as a percentage of net sales in fiscal 2003 was primarily due to the favorable effect of fixed costs allocated across higher net sales. Net sales increased 18% in fiscal 2003 over fiscal 2002. This effect was offset by increases to the employee profit sharing accrual and fewer weekly plant shutdowns in fiscal 2003 when compared to fiscal 2002.

         Research and development ("R&D") expense for the year ended June 27, 2004 was $104.6 million, an increase of $13.2 million or 14% over R&D expense of $91.4 million in fiscal 2003. The increase in R&D was primarily due to a $10.6 million increase in compensation costs. Compensation costs increased as the result of increases to the profit sharing accrual, employee headcount, annual merit increases, and the related fringe on these increases. Since the Company had better operating results, R&D profit sharing grew $5.5 million while compensation related to headcount, annual merit increases and the related fringe on these increases together totaled $5.1 million. In addition, the Company had a $2.6 million increase in non-compensation costs, primarily software maintenance amortization, supplies and depreciation.

         R&D expense for the year ended June 29, 2003 was $91.4 million, an increase of $11.6 million or 14% over R&D expense of $79.8 million in fiscal 2002. The increase in R&D in fiscal 2003 as compared to fiscal 2002 was due to increases in compensation costs caused by higher profit sharing, increased headcount, merit increases and fewer weekly plant shutdowns. Since the Company had better operating results in fiscal 2003 over fiscal 2002, R&D profit sharing grew $2.1 million while compensation related to headcount, fewer weekly plant shutdowns, annual merit increases and the related fringe on these increases together totaled $6.7 million. In addition, the Company had a $2.8 million increase in non-compensation costs, primarily software maintenance amortization and depreciation.

         Selling, general and administrative ("SG&A") expense for the year ended June 27, 2004 was $80.0 million, an increase of $14.4 million or 22% over SG&A expense of $65.6 million in fiscal 2003. The increase in SG&A was due to a $10.5 million increase in compensation costs. Compensation costs grew as the result of increases to the profit sharing accrual, employee headcount, annual merit increases and commissions. Since the Company had better operating results, SG&A profit sharing grew $4.0 million while compensation related to headcount, annual merit increases and commissions together totaled $6.5 million. In addition to compensation costs, the Company had a $3.9 million increase in SG&A related expenses for advertising, outside services and travel costs.

         SG&A expense for the year ended June 29, 2003 was $65.6 million, an increase of $3.0 million or 5% over SG&A expense of $62.6 million in fiscal 2002. The increase in SG&A in fiscal 2003 as compared to fiscal 2002 was due to increases in compensation costs caused by higher profit sharing, increased headcount, merit increases and fewer weekly plant shutdowns. Since the Company had better operating results in fiscal 2003 over fiscal 2002, SG&A profit sharing grew $1.5 million while compensation related to headcount, fewer weekly plant shutdowns, annual merit increases and the related fringe on these increases together totaled $3.0 million. The increases in compensation costs were offset by a $1.5 million decrease in outside service costs and legal expenses.

         Interest income, net decreased 34% in fiscal 2004 to $25.5 million from $38.7 million in fiscal 2003. Interest income, net decreased in fiscal 2004 when compared to fiscal 2003 due to the decline in average interest rates earned on the Company's cash, cash equivalent and short-term investment balance which was partially offset by the interest earned on the $63.0 million increase in cash, cash equivalents and short-term investment balance. Also contributing to the decline in interest income, net was the increase in interest expense on the Company's long-term royalty agreement. Interest expense for the year ended June 27, 2004 was $2.1 million, an increase of $1.6 million over interest expense of $0.5 million in fiscal 2003.

         Interest income, net decreased 27% in fiscal 2003 to $38.7 million from $53.3 million in fiscal 2002. Interest income, net decreased in fiscal 2003 when compared to fiscal 2002 due to the decline in average interest rates earned on the Company's cash, cash equivalent and short-term investment balance which was partially offset by the interest earned on the $41.5 million increase in cash, cash equivalent and short-term investment balance. Also contributing to the decline in interest income, net was the addition of interest expense in fiscal 2003 relating to the Company's long-term royalty agreement.

         The Company's effective tax rate was 29%, in fiscal 2004, 2003 and 2002. The tax rate is lower than the federal statutory rate primarily due to business activity in foreign jurisdictions with lower tax rates, tax-exempt interest income and the tax credits received by the Company for qualified R&D expenditures. During the third quarter of fiscal 2004 the Singapore government agreed to extend the Company's tax holiday for seven years, through August 2011 provided that the Company fulfills certain investment requirements in qualifying activities. The tax holiday may be extended through August 2014 provided that the Company fulfills additional investment requirements in qualifying activities.

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

         The Company experienced strong yearly growth in fiscal 2004 by growing sales and profits 33% and 39% respectively. The Company grew sales in each geographic market area and in each of its end-markets: industrial communication, computer, automotive, high-end consumer and space level/military. The Semiconductor Industry Assn. (SIA) forecasts are projecting robust growth for 2004 through 2007 with analog growing from $26.8 billion at the start of 2004 to $42.7 billion at the end of 2007. In light of the business outlook and the Company's anticipated growth, the Company is developing its leasehold property located in Singapore adjacent to its existing facility. The new building will be used primarily to increase its capacity for test and distribution operations. The Company anticipates that the building will be completed by the end of fiscal 2005. In addition to this expansion, the Company is also adding to wafer fabrication capacity in both Camas and Hillview.

         The Company continues to have a positive book to bill ratio, backlog of $151.2 million at June 27, 2004 is up significantly from last year's backlog of $57.2 million. The Company's inventory is well positioned and the Company continues to have responsive lead times. Consequently, should these positive trends continue, the Company expects to have a seasonally strong start to the new fiscal year with sales growing roughly 5%-7% sequentially in the September fiscal 2005 quarter from the June quarter just completed.

         The Company anticipates that the effective tax rate will increase from 29% to 31% in the first part of fiscal 2005 as a result of the expiration of the tax credit legislation for R&D expenses on June 30, 2004. Although its not assured, the Company expects that Congress may extend the tax credit legislation. Until such time however, the Company expects that its effective tax rate will increase by 2 percentage points to 31% until the R&D credit is extended. If the R&D credit is extended without interruption, the effective tax rate will return to a 29% annual rate for fiscal 2005.

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

Liquidity and Capital Resources

         At June 27, 2004, cash, cash equivalents and short-term investments totaled $1.7 billion and working capital was $1.6 billion. During fiscal 2004 the Company repurchased 8.4 million shares of its common stock for $331.9 million and distributed $87.5 million in dividends. After taking into consideration the cash used for these purchases and dividend payments the Company generated additional cash and short-term investments of $63.0 million.

         During fiscal 2004, the Company generated $457.8 million of cash from operating activities and $60.6 million in proceeds from common stock issued under employee stock plans. During fiscal 2004, significant cash expenditures included repurchasing $331.9 million of common stock, payments of $87.5 million in cash dividends to stockholders, representing $0.06 per share per quarter for the first and second quarters and $0.08 per share per quarter for the third and fourth quarters, $20.7 million for the purchase of capital assets and net purchases of short-term investments of $11.0 million. In July, the Company's Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid during the September quarter of fiscal 2005. The payment of future dividends will be based on quarterly financial performance.

         During fiscal 2005 the Company anticipates roughly $75.0 million in capital expenditures that will be used primarily to expand its wafer fabrication facilities and its test and distribution operation noted above.

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

         As of June 27, 2004, the Company had no off-balance sheet financing arrangements or activities outside of operating leases as disclosed in Note 4 of Notes to Consolidated Financial Statements on this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. The Company's investments are managed by outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company's investments to high quality debt instruments with relatively short-term maturities. The Company does not use derivative financial instruments in its investment portfolio. Based upon the weighted average duration of the Company's investments at June 27, 2004, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company's investments totaling approximately $10.2 million. However, because the Company's debt securities are classified as available-for-sale, no gains or losses are recognized by the Company in its results of operations due to changes in interest rates unless such securities are sold prior to maturity. These investments are reported at fair value with the related unrealized gains being included in accumulated other comprehensive income, a component of stockholders' equity. The Company generally holds securities until maturity.

         The Company's sales outside the United States are transacted in U.S. dollars; accordingly the Company's sales are not generally impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LINEAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)


THREE YEARS ENDED JUNE 27, 2004                     2004       2003       2002
                                                  --------   --------   --------

Net sales                                         $807,281   $606,573   $512,282

Cost of sales                                      185,960    155,066    144,719
                                                  --------   --------   --------

      Gross profit                                 621,321    451,507    367,563
                                                  --------   --------   --------

Expenses:

      Research and development                     104,620     91,410     79,839

      Selling, general and administrative           79,971     65,586     62,625
                                                  --------   --------   --------

                                                   184,591    156,996    142,464
                                                  --------   --------   --------

      Operating income                             436,730    294,511    225,099

Interest income, net                                25,483     38,715     53,251
                                                  --------   --------   --------

      Income before income taxes                   462,213    333,226    278,350

Provision for income taxes                         134,042     96,635     80,721
                                                  --------   --------   --------

      Net income                                  $328,171   $236,591   $197,629
                                                  ========   ========   ========

Basic earnings per share                          $   1.05   $   0.76   $   0.62
                                                  ========   ========   ========

Shares used in the calculation of basic
    earnings per share                             312,063    313,115    317,215
                                                  ========   ========   ========

Diluted earnings per share                        $   1.02   $   0.74   $   0.60
                                                  ========   ========   ========

Shares used in the calculation of diluted
    earnings per share                             321,456    321,375    328,538
                                                  ========   ========   ========

Cash dividends per share                          $   0.28   $   0.21   $   0.17
                                                  ========   ========   ========


See accompanying notes.

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

JUNE 27, 2004 AND JUNE 29, 2003                                 2004           2003
                                                            -----------    -----------
Assets
Current assets:
   Cash and cash equivalents                                $   203,542    $   136,276
   Short-term investments                                     1,452,998      1,457,291
   Accounts receivable, net of allowance for
        doubtful accounts of $1,762 ($1,762 in 2003)             79,142         80,094
   Inventories:
        Raw materials                                             3,353          3,196
        Work-in-process                                          22,217         25,471
        Finished goods                                            7,134          3,427
                                                            -----------    -----------
        Total inventories                                        32,704         32,094
   Deferred tax assets                                           44,912         51,181
   Prepaid expenses and other current assets                     18,797         19,064
                                                            -----------    -----------
        Total current assets                                  1,832,095      1,776,000
                                                            -----------    -----------
Property, plant and equipment, at cost:
   Land, buildings and improvements                             143,077        142,361
   Manufacturing and test equipment                             338,208        324,314
   Office furniture and equipment                                 3,399          3,399
                                                            -----------    -----------
                                                                484,684        470,074
   Accumulated depreciation and amortization                   (283,604)      (246,630)
                                                            -----------    -----------
        Net property, plant and equipment                       201,080        223,444
                                                            -----------    -----------
   Other non current assets                                      54,528         57,435
                                                            -----------    -----------
        Total assets                                        $ 2,087,703    $ 2,056,879
                                                            ===========    ===========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                         $    14,410    $     7,480
   Accrued payroll and related benefits                          54,339         39,471
   Deferred income on shipments to distributors                  41,862         44,678
   Income taxes payable                                          71,985         53,279
   Other accrued liabilities                                     20,018         17,121
                                                            -----------    -----------
        Total current liabilities                               202,614        162,029
                                                            -----------    -----------
Deferred tax and other long-term liabilities                     74,484         79,921
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000 shares
      authorized; none issued or outstanding                       --             --
   Common stock, $0.001 par value, 2,000,000
      shares authorized; 308,548 shares issued and
      outstanding at June 27, 2004 (312,706 shares
      at June 29, 2003)                                             309            313
   Additional paid-in capital                                   815,163        740,084
   Accumulated other comprehensive income, net of tax            (2,460)         6,950
   Retained earnings                                            997,593      1,067,582
                                                            -----------    -----------
     Total stockholders' equity                               1,810,605      1,814,929
                                                            -----------    -----------
       Total liabilities and stockholders' equity           $ 2,087,703    $ 2,056,879
                                                            ===========    ===========

See accompanying notes.

                                                    LINEAR TECHNOLOGY CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
THREE YEARS ENDED JUNE 27, 2004                                                        2004               2003               2002
                                                                                    ---------          ---------          ---------
Cash flow from operating activities:
    Net income                                                                      $ 328,171          $ 236,591          $ 197,629
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                                                   48,745             45,903             46,261
       Tax benefit from stock option transactions                                      35,746             37,321             38,091
    Change in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                         952              1,353              8,389
       Decrease (increase) in inventories                                                (610)            (3,152)            (3,350)
       Decrease (increase) in deferred tax assets                                       7,809             (7,427)              (272)
       Decrease (increase) in prepaid expenses
         and other current assets                                                         267              1,344             (1,472)
       Decrease (increase) in long-term assets                                         (2,750)            (1,750)              --
       Increase (decrease) in accounts payable, accrued                                21,225                (52)           (46,933)
         payroll and other accrued liabilities
       Increase (decrease) in deferred income
         on shipments to distributors                                                  (2,816)            (1,490)             1,687
       Increase (decrease) in income taxes payable                                     18,707            (10,075)            12,019
       Increase (decrease) in deferred tax liabilities                                  2,382            (14,333)             5,089
                                                                                    ---------          ---------          ---------

    Cash provided by operating activities                                             457,828            284,233            257,138
                                                                                    ---------          ---------          ---------

Cash flow from investing activities:
    Purchase of  short-term investments                                              (908,557)          (881,284)          (961,041)
    Proceeds from sales and maturities of short-term
       investments                                                                    897,550            775,617            848,613
    Purchase of property, plant and equipment                                         (20,724)            (6,609)           (17,887)
                                                                                    ---------          ---------          ---------

       Cash used in investing activities                                              (31,731)          (112,276)          (130,315)
                                                                                    ---------          ---------          ---------

Cash flow from financing activities:
    Issuance of common shares under employee stock plans                               60,626             48,422             39,333
    Purchase of common stock                                                         (331,937)          (230,005)          (221,551)
    Payment of cash dividends                                                         (87,520)           (65,804)           (54,005)
                                                                                    ---------          ---------          ---------

       Cash used in financing activities                                             (358,831)          (247,387)          (236,223)
                                                                                    ---------          ---------          ---------

Increase (decrease) in cash and cash equivalents                                       67,266            (75,430)          (109,400)
Cash and cash equivalents, beginning of period                                        136,276            211,706            321,106
                                                                                    ---------          ---------          ---------

Cash and cash equivalents, end of period                                            $ 203,542          $ 136,276          $ 211,706
                                                                                    =========          =========          =========
Supplemental disclosures of cash flow information:
    Cash paid during the fiscal year for income taxes                               $  68,496          $  90,637          $  25,483
                                                                                    =========          =========          =========

See accompanying notes.

                                                        LINEAR TECHNOLOGY CORPORATION
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (in thousands, except per share amounts)
THREE YEARS ENDED JUNE 27, 2004                                                            Accumulated
                                                         Common Stock        Additional       Other                        Total
                                                     -------------------      Paid-In     Comprehensive    Retained    Stockholders'
                                                      Shares     Amount       Capital        Income        Earnings        Equity
                                                     -------    --------    -----------    ----------    -----------    -----------
Balance at July 1, 2001                              318,908    $    319    $   607,883    $     --      $ 1,173,755    $ 1,781,957
Issuance of common stock for cash under employee
   stock option and stock purchase plans               3,681           3         39,330          --             --           39,333
Tax benefit from stock option transactions              --          --           38,091          --             --           38,091
Purchase and retirement of common stock               (6,439)         (6)       (12,704)         --         (208,841)      (221,551)
Cash dividends - $0.17 per share                        --          --             --            --          (54,005)       (54,005)
Net income                                              --          --             --            --          197,629        197,629
                                                     -------    --------    -----------    ----------    -----------    -----------
Balance at June 30, 2002                             316,150         316        672,600          --        1,108,538      1,781,454
Issuance of common stock for cash under employee
   stock option and stock purchase plans               4,946           5         48,417          --             --           48,422
Tax benefit from stock option transactions              --          --           37,321          --             --           37,321
Purchase and retirement of common stock               (8,390)         (8)       (18,254)         --         (211,743)      (230,005)
Cash dividends - $0.21 per share                        --          --             --            --          (65,804)       (65,804)
Comprehensive income:
    Unrealized gain on available for
      sale investments, net of tax                      --          --             --           6,950           --            6,950
    Net income                                          --          --             --            --          236,591        236,591
                                                                                                                        -----------
Comprehensive income                                    --          --             --            --             --          243,541
                                                     -------    --------    -----------    ----------    -----------    -----------
Balance at June 29, 2003                             312,706         313        740,084         6,950      1,067,582      1,814,929
Issuance of common stock for cash under employee
   stock option and stock purchase plans               4,253           4         60,622          --             --           60,626
Tax benefit from stock option transactions              --          --           35,746          --             --           35,746
Purchase and retirement of common stock               (8,411)         (8)       (21,289)         --         (310,640)      (331,937)
Cash dividends - $0.28 per share                        --          --             --            --          (87,520)       (87,520)
Comprehensive income:
    Unrealized loss on available for
      sale investments, net of  tax                     --          --             --          (9,410)          --           (9,410)
    Net income                                          --          --             --            --          328,171        328,171
                                                                                                                        -----------
Comprehensive income                                    --          --             --            --             --          318,761
                                                     -------    --------    -----------    ----------    -----------    -----------
Balance at June 27, 2004                             308,548    $    309    $   815,163    $   (2,460)   $   997,593    $ 1,810,605
                                                     =======    ========    ===========    ==========    ===========    ===========

See accompanying notes.

                          LINEAR TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Description of business and significant accounting policies

Description of business

         Linear Technology Corporation (together with its consolidated subsidiaries, "Linear Technology" or the "Company") designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, cellular telephones, networking products, notebook computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and MP3 players, complex medical devices, automotive electronics, factory automation, process control, and military and space systems. The Company was organized and incorporated in 1981.

Basis of presentation

         The  Company's  fiscal year ends on the Sunday  nearest June 30. Fiscal
2004, 2003, and 2002 were 52 week periods. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant inter-company accounts and transactions. Accounts denominated in foreign currencies have been translated using the U.S. dollar as the functional currency.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents and short-term investments

         Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. Investments with maturities over three months at the time of purchase are classified as short-term investments.

         At June 27, 2004 and June 29, 2003, all of the Company's investments in debt securities were classified as available-for-sale, which means that, although the Company principally holds securities until maturity, they may be sold under certain circumstances. The debt securities are carried at fair market value, determined using quoted market prices for these securities. Realized gains and losses from short-term investments were not material for all periods presented.

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

         No single end customer has accounted for 10% or more of the Company's net sales. The Company's primary domestic distributor, Arrow Electronics, accounted for 15% of net sales during fiscal 2004 and 20% of accounts receivable as of June 27, 2004; 15% of net sales during fiscal 2003 and 18% of accounts receivable as of June 29, 2003. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or end customer accounted for 10% or more of net sales for fiscal 2004, 2003, and 2002.

         The Company's assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations. However, the Company's foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk. The Company considers this risk to be minor and, for the three years ended June 27, 2004, had not utilized derivative instruments to hedge foreign currency risk or for any other purpose. Gains and losses resulting from foreign currency fluctuations are recognized in income currently and were not material for all periods presented.

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

Inventories

         The Company values inventories at the lower of cost or market on a first-in, first-out basis. The Company records charges to write-down inventories for unsalable, excess or obsolete raw materials, work-in-process and finished goods. Newly introduced parts are generally not valued until success in the market place has been determined by a consistent pattern of sales and backlog among other factors. In addition to write-downs based on newly introduced parts, statistical and judgmental assessments are calculated for the remaining inventory based on salability and obsolescence.

Property, plant and equipment and Other Non Current Assets

         Depreciation for property plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (3-7 years for equipment and 10-30 years for buildings and building improvements). Leasehold improvements are amortized over the shorter of the asset's useful life or the expected term of the lease. Depreciation expense for fiscal 2004 and fiscal 2003 was $43.1 million and $44 million, respectively. Other assets principally relate to technology agreements that are generally amortized over their contractual periods, primarily 3 to 10 years using the straight-line method of amortization. The Company performs reviews of its long-lived assets to determine whether facts and circumstances exist which indicate that the carrying amount of the assets may not be recoverable or that the useful life is shorter than originally estimated.

Long-lived assets (including property plant and equipment and intangible assets) by geographic area were as follows:

In thousands                     2004            2003
                               --------        --------
United States                  $209,795        $239,641
Malaysia                         24,549          22,276
Singapore                        21,246          18,944
Other                                18              18
                               --------        --------
Total long-lived assets        $255,608        $280,879
                               ========        ========

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

Stock Based Compensation

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

                                           June 27,      June 29,     June 30,
In thousands                                2004           2003         2002
                                         -----------   -----------   ----------
Net income, as reported                  $   328,171   $   236,591  $   197,629

Deduct: total stock-based
    compensation expense
    determined under the fair value
    method, net of tax                       (75,207)      (75,867)     (65,693)
                                         -----------   -----------   ----------
Pro forma net income                     $   252,964   $   160,724  $   131,936
                                         ===========   ===========   ==========
Earning per share:
    Basic-as reported                    $      1.05   $      0.76   $     0.62
                                         ===========   ===========   ==========
    Basic-pro forma                      $      0.81   $      0.51   $     0.42
                                         ===========   ===========   ==========
    Diluted-as reported                  $      1.02   $      0.74   $     0.60
                                         ===========   ===========   ==========
    Diluted-pro forma                    $      0.79   $      0.50   $     0.40
                                         ===========   ===========   ==========

         See  Note  5  for  a  discussion  on  the   assumptions   used  in  the
option-pricing model and estimated fair value of employee stock options.

Earnings Per Share

         Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options was 9,393,000, 8,260,000, and 11,323,000 shares for fiscal 2004, 2003, and 2002, respectively. The weighted average diluted common shares outstanding for fiscal 2004, 2003, and 2002 excludes the dilutive effect of approximately 9,069,000, 14,434,000, and 16,433,000 options, respectively, since such options have an exercise price in excess of the average market value of the Company's common stock during the fiscal year.

Comprehensive Income

         Accumulated other comprehensive income consists entirely of unrealized gains and losses on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity.

Segment Reporting

         The Company competes in a single operating segment, and as a result, no segment information has been disclosed outside of geographical information. Disclosures about products and services, and major customers are included above in Note 1.

Export sales by geographic area were as follows:

In thousands                              2004            2003            2002
                                        --------        --------        --------
Europe                                  $140,486        $111,149        $102,413
Japan                                    120,180          98,785          60,759
Rest of the World                        309,050         203,484         163,019
                                        --------        --------        --------
Total export sales                      $569,716        $413,418        $326,191
                                        ========        ========        ========

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

         In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

Note 2.  Short-term Investments

         The Company accounts for its investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All of the Company's cash equivalents and short-term investments are treated as "available-for-sale" under SFAS No. 115. The securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholder equity, net of tax.

The following is a summary of available-for-sale  short-term investments at June
27, 2004:
In thousands                                Amortized   Unrealized   Unrealized   Estimated Fair
                                              Cost         Gain      (Loss) (1)      Value
                                           ----------   ----------   ----------    ----------
U.S. Treasury securities and obligations
  of U.S. government agencies              $  390,296   $      207   $   (1,640)   $  388,863
Municipal bonds                               685,036          407       (2,496)      682,947
Corporate debt securities and other           555,898          136         (614)      555,420
                                           ----------   ----------   ----------    ----------
Total                                      $1,631,230   $      750   $   (4,750)   $1,627,230
                                           ==========   ==========   ==========    ==========

Amounts included in:
   Cash equivalents                        $  174,232   $     --     $     --      $  174,232
   Short-term investments                   1,456,998          750       (4,750)    1,452,998
                                           ----------   ----------   ----------    ----------
     Total securities                      $1,631,230   $      750   $   (4,750)   $1,627,230
                                           ==========   ==========   ==========    ==========




         (1) The Company evaluated the nature of the investments with a loss position at June 27, 2004, which are primarily obligations of the US government and its agencies, municipal bonds and U.S. corporate notes. In evaluating the investments the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not "other-than-temporary" as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In addition, as stated in Note 1. "Cash equivalents and short-term investments" the Company principally holds securities until maturity, however they may be sold under certain circumstances. Unrealized losses greater than twelve months old were not significant as of June 27, 2004.

The following is a summary of available-for-sale  short-term investments at June
29, 2003:
In thousands                                Amortized   Unrealized   Unrealized   Estimated Fair
                                              Cost         Gain      (Loss) (2)      Value
                                           ----------   ----------   ----------    ----------
U.S. Treasury securities and obligations   $  475,339   $    4,979   $    --       $  480,318
  of U.S. government agencies
Municipal bonds                               697,184        5,560        --          702,744
Corporate debt securities and other           350,029          761        --          350,790
                                           ----------   ----------   ---------     ----------
Total                                      $1,522,552   $   11,300   $    --       $1,533,852
                                           ==========   ==========   =========     ==========

Amounts included in:
   Cash equivalents                        $   76,561   $     --     $    --       $   76,561
   Short-term investments                   1,445,991       11,300        --        1,457,291
                                           ----------   ----------   ---------     ----------
     Total securities                      $1,522,552   $   11,300   $    --       $1,533,852
                                           ==========   ==========   =========     ==========

         (2) Unrealized losses were not significant at June 29, 2003.

         The contractual maturities of short-term investments at June 27, 2004 were as follows: one year or less at the estimated fair value- $745,834; one year to three years at the estimated fair value- $707,164. The contractual maturities of short-term investments at June 29, 2003 were as follows: one year or less at the estimated fair value- $714,118, one year to three years at the estimated fair value- $743,173. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties.

Note 3.  Intangible Assets

         The Company amortizes its intangible assets with definite lives over periods ranging from 3 to 10 years using the straight-line method of amortization. The weighted remaining amortization period at June 27, 2004 is 8.2 years. The Company's intangible assets consist of technology licenses only. Amortizable intangible assets are classified within other non-current assets on the balance sheet. Amortizable intangible assets at June 27, 2004 and June 29, 2003 are as follows:


In thousands                    June 27,      June 29,
                                 2004          2003
                               --------      --------

Gross Carrying Amount          $ 61,070      $ 58,320
Accumulated Amortization         (7,542)       (1,885)

                               --------      --------
Total intangible assets        $ 53,528      $ 56,435
                               ========      ========

         Amortization expense associated with intangible assets for fiscal 2004 and fiscal 2003 were $5.7 million and $1.9 million, respectively. Amortization expense for the net carrying amount of intangible assets at June 27, 2004 is estimated to be $6.4 million in fiscal 2005, $7.2 million in fiscal 2006, $7.2 million in fiscal 2007, $6.4 million in fiscal 2008, and $5.7 million in fiscal 2009.

Note 4.  Lease commitments

         The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period. In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities.

         At June 27, 2004, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year were as follows: fiscal 2005: $4,259,000; fiscal 2006: $3,368,000; fiscal 2007: $2,971,000;
fiscal 2008: $2,756,000; fiscal 2009: $2,479,000; and thereafter: $4,993,000.

         Total rent expense was $4,722,000, $4,044,000, and $3,418,000 in fiscal
2004, 2003 and 2002, respectively.

Note 5.  Employee benefit plans

Stock Option Plans

         The Company has stock option plans under which options to purchase shares of the Company's common stock may be granted to employees and directors. At June 27, 2004, the total authorized number of shares under all plans was 184,000,000. At June 27, 2004, 23,000,416 shares were available for grant under all plans. Options become exercisable over a five-year period (generally 10% every six months.) All options expire ten years after the date of the grant.

The following table summarizes the stock option activity under all stock option plans:

                                                    Stock          Weighted-
                                                   Options          Average
                                                 Outstanding     Exercise Price
                                               ---------------- ----------------
Outstanding options, July 1, 2001                41,795,320            21.21
                                                 ----------
Granted                                           1,838,000            38.96
Forfeited and expired                            (1,220,650)           33.19
Exercised                                        (3,519,710)            9.69
                                                 ----------
Outstanding options, June 30, 2002               38,892,960            22.72
                                                 ----------

Granted                                           8,075,530            25.68
Forfeited and expired                              (736,546)           34.85
Exercised                                        (4,710,476)            9.06
                                                 ----------
Outstanding options, June 29, 2003               41,521,468        $   24.58
                                                 ----------

Granted                                           4,360,000            39.66
Forfeited and expired                              (824,630)           37.31
Exercised                                        (4,063,488)           13.49
                                                 ----------
Outstanding options, June 27, 2004               40,993,350        $   27.03
                                                 ==========

Options exercisable at:
    June 30, 2002                                25,647,675            16.19
    June 29, 2003                                27,474,426            20.17
    June 27, 2004                                29,134,480            23.46

The  following  table sets forth  certain  information  with respect to employee stock options outstanding and exercisable at June 27, 2004:
                                        Options Outstanding                Options Exercisable
                          ---------------- ------------ ---------------  ---------------------------
                                                           Weighted
                                              Weighted     Average                        Weighted
                                              Average     Remaining          Stock         Average
Range of                   Stock Options      Exercise   Contractual        Options       Exercise
Exercise Prices             Outstanding        Price     Life (Years)     Exercisable      Price
------------------------- ---------------- ------------ -------------    -------------    ---------
$ 5.63  -  $ 12.97           10,713,200      $  9.66         2.67          10,713,200     $   9.66
$12.98  -  $ 25.05           10,646,400        21.63         6.38           7,056,275        19.95
$25.06  -  $ 40.90           13,443,400        34.84         7.00           7,492,970        32.61
$40.91  -  $ 55.88            6,190,350        49.42         6.59           3,872,035        50.34
                             ----------                                    ----------

$ 5.63  -  $ 55.88           40,993,350       $27.03          5.64         29,134,480     $ 23.46
                             ==========                                    ==========

Stock purchase plan

         The Company's stock purchase plan ("ESPP") permits eligible employees to purchase common stock through payroll deductions at the lower of 85% of the fair market value of common stock at the beginning or end of each six month offering period. The offering periods commence on approximately May 1 and November 1 of each year. At June 27, 2004, the shares reserved for issuance under this plan totaled 8,400,000 and 7,703,823 shares had been issued under this plan. During fiscal 2004, 189,303 shares were issued at a weighted-average price of $31.27 per share pursuant to this plan.

FAS 123 Assumptions

         Pro forma information regarding net income is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for grants subsequent to December 31, 1994 under a method specified by SFAS 123. The pro-forma information is presented in Note 1. Options granted were estimated using the Black-Scholes valuation model. The following assumptions were used for fiscal 2004, 2003 and 2002:

                                              2004          2003          2002
                                             ------        ------        ------
Expected lives                                 6.9           6.4           6.1
Expected volatility                           67.0%         66.0%         69.0%
 Dividend yields                               0.7%          0.7%          0.5%
Risk free interest rates                       3.1%          3.1%          4.4%

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

         Using the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted in fiscal 2004, 2003 and 2002 was $26.06, $16.35 and $25.59 per share, respectively. For the purposes of the pro-forma information, the estimated fair values of the employee stock options are amortized to expense using the straight-line method over the vesting period.

Retirement Plan

         The Company has established a 401(k) retirement plan for its qualified U.S. employees. Contributions made by the Company to this plan were approximately $7,248,000, $5,718,000 and $8,873,000 in fiscal 2004, 2003 and
2002, respectively.

Note 6.  Income taxes

The components of income before income taxes are as follows:

In thousands                                    2004         2003         2002
                                             ---------    ---------    ---------
United States operations                     $ 422,786    $ 299,828    $ 245,830
Foreign operations                              39,427       33,398       32,520
                                             ---------    ---------    ---------
                                             $ 462,213    $ 333,226    $ 278,350
                                             =========    =========    =========

The provision for income taxes consists of the following:

In thousands                                    2004         2003         2002
                                             ---------    ---------    ---------
United States federal:
Current                                      $ 117,024    $ 105,972    $  66,465
Deferred                                         8,129      (15,347)       4,751
                                             ---------    ---------    ---------
                                               125,153       90,625       71,216
                                             ---------    ---------    ---------
State:
Current                                          4,718        6,493        5,923
Deferred                                         2,324       (2,960)          66
                                             ---------    ---------    ---------
                                                 7,042        3,533        5,989
                                             ---------    ---------    ---------
Foreign:
Current                                          2,108        1,580        3,516
Deferred                                          (261)         897          --
                                             ---------    ---------    ---------
                                                 1,847        2,477        3,516
                                             ---------    ---------    ---------
                                             $ 134,042    $  96,635    $  80,721
                                             =========    =========    =========


         Actual current federal and state tax liabilities are lower than the amounts reflected above by the tax benefit from stock option activity of approximately $35,746,000, $37,321,000, and $38,091,000, for fiscal 2004, 2003 and 2002, respectively. The tax benefit from stock option activity is recorded as a reduction in current income taxes payable and an increase in additional-paid-in-capital.

         The provision for income taxes reconciles to the amount computed by applying the statutory U.S. federal rate at 35% to income before income taxes as follows:


In thousands                                   2004         2003         2002
                                            ---------    ---------    ---------

Tax at U.S. statutory rate                  $ 161,775    $ 116,629    $  97,423
State income taxes, net of federal benefit      4,577        2,296        3,894
Earnings of foreign subsidiaries
   subject to lower rates                      (6,676)      (5,007)      (5,069)
Tax-exempt interest income                     (5,824)      (8,142)     (10,850)
Export sales benefit                          (11,550)      (6,825)      (3,640)
Other                                          (8,260)      (2,316)      (1,037)
                                            ---------    ---------    ---------
                                            $ 134,042    $  96,635    $  80,721
                                            =========    =========    =========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities recorded in the balance sheet as of June 27, 2004 and June 29, 2003 are as follows:

In thousands                                                  2004        2003
                                                             -------     -------
Deferred tax assets:
  Inventory valuation                                        $15,225     $19,174
  Deferred income on shipments to distributors                15,446      16,485
  Taxes of foreign subsidiaries                                6,137       6,165
  Other                                                        8,104       9,357
                                                             -------     -------
     Total deferred tax assets                                44,912      51,181

Deferred tax liabilities:
   Depreciation and amortization                             $10,357     $11,792
   Unremitted earnings of foreign subsidiaries                 9,537       5,692
   Interest income of foreign subsidiaries                     6,137       6,165
   Unrealized gain on investments                               --         4,350
                                                             -------     -------
      Total deferred tax liabilities                          26,031      27,999
                                                             -------     -------
   Net deferred tax assets                                   $18,881     $23,182
                                                             =======     =======

         The Company has a partial tax holiday in Singapore whereby the local statutory rate is significantly reduced. The tax holiday is effective through August 2011 and may be extended through August 2014, if certain conditions are met. The Company's Malaysia tax holiday is effective through July 2005.

         The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $4,271,000 ($0.01 per diluted share) in fiscal 2004, $3,439,000 ($0.01 per diluted share) in fiscal 2003, and $4,328,000 ($0.01 per diluted share) in fiscal 2002. The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysia subsidiaries, as it is the Company's intention to permanently invest these earnings overseas. Should these earnings be remitted to the U.S. parent, additional U.S. taxable income would be approximately $213,677,000.

         The Internal Revenue Service (IRS) has examined the Company's consolidated income tax returns through the fiscal year ending July 1, 2001. As a result of the most recent examination for the five fiscal years ending July 1, 2001, the IRS has proposed certain adjustments to the amounts reflected by the Company as a tax benefit for its export sales. The Company disputes the proposed adjustments and intends to pursue the matter through applicable IRS and judicial procedures as appropriate. Although the final outcome of the proposed adjustments is uncertain, management believes that an adequate amount of taxes and related interest and penalty, if any, have been provided for any adjustment that may result from these years.

         The Company has state tax credit carryforwards of $1.2 million, which do not expire.

Note 7. Quarterly Information (Unaudited)

In thousands, except per share amounts
Quarter Ended Fiscal 2004                     June 27, 2004     March 28, 2004      Dec. 28, 2003     Sept. 28, 2003
------------------------------------------- ------------------ ------------------ ------------------ -----------------
Net sales                                          $238,050            $209,133           $186,021          $174,077
Gross profit                                        184,872             161,537            142,244           132,668
Net income                                           98,816              85,549             74,335            69,471
Basic earnings per share                               0.32                0.27               0.24              0.22
Diluted earnings per share                             0.31                0.27               0.23              0.22
Cash dividends per share                               0.08                0.08               0.06              0.06
Stock price range per share:
   High                                               39.78               44.95              44.33             41.94
   Low                                                35.37               35.88              35.93             32.38

In thousands, except per share amounts
Quarter Ended Fiscal 2003                     June 29, 2003      March 30, 2003     Dec. 29, 2002      Sept. 29, 2002
------------------------------------------- ------------------ ------------------ ------------------ -----------------
Net sales                                       $165,767             $153,750          $145,045           $142,011
Gross profit                                     125,312              114,360           106,392            105,443
Net income                                        66,004               60,622            56,163             53,802
Basic earnings per share                            0.21                 0.19              0.18               0.17
Diluted earnings per share                          0.21                 0.19              0.18               0.17
Cash dividends per share                            0.06                 0.05              0.05               0.05
Stock price range per share:
   High                                            36.77                34.91             34.96              33.10
   Low                                             30.48                25.72             19.61              20.10

         The stock activity in the above table is based on the high and low closing prices. These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. The Company's common stock is traded on the NASDAQ National market System under the symbol LLTC.

         At June 27, 2004, there were approximately 1,682 stockholders of record.

REPORT OF ERNST & Young LLP, Independent REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of June 27, 2004 and June 29, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 27, 2004. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation at June 27, 2004 and June 29, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 27, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

San Jose, California
July 20, 2004

ITEM 9. CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE

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

(b) Changes in internal controls over financial reporting

         There was no change in the Company's internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

         The information required by this item for the Company's directors is incorporated herein by reference to the 2004 Proxy Statement, under the caption "Proposal One - Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption "Executive Officers of the Registrant." The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2004 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

         The Company had adopted a Code of Business Conduct and Ethics that applies to all of its employees, including its Chief Executive Officer, Chief Financial Officer, and its principal accounting officers. The Company's Code of Business Conduct and Ethics is posted on its website at http://www.linear-tech.com/. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on its website, at the address specified above.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the 2004 Proxy Statement, under the section titled "Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Incorporated by reference to the 2004 Proxy Statement, under the section titled "Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners: and "Securities Authorized for Issuance Under Equity Compensation Plans."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Incorporated by reference to the 2004 Proxy Statement, under the section titled "Fees Billed To The Company By Ernst & Young LLP During The Fiscal Year Ended June 27, 2004."


                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

         The following consolidated financial statements are included in Item 8:

                  Consolidated Statements of Income for each of the three years in the period ended June 27, 2004

                  Consolidated Balance Sheets as of June 27, 2004 and June 29, 2003

                  Consolidated Statements of Cash Flows for each of the three years in the period ended June 27, 2004

                  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 27, 2004

                  Report of Independent Registered Public Accounting Firm


2.   Schedules

                                        VALUATION AND QUALIFYING ACCOUNTS
                                             (Dollars in thousands)

                                                                   Additions
                                                  Balance at       Charged to                        Balance at
                                                  Beginning        Costs and                           End of
                                                  of Period        Expenses         Deductions(1)      Period
                                                  ---------        --------         -------------      ------
Allowance for doubtful accounts:

Year ended June 30, 2002.................             $803            $800              $301          $1,302
                                                    ======          ======              ====          ======

Year ended June 29, 2003.................           $1,302          $1,000              $540          $1,762
                                                    ======          ======              ====          ======

Year ended June 27, 2004.................           $1,762            $ --              $ --          $1,762
                                                    ======          ======              ====          ======

         (1) Write-offs of doubtful accounts.

         Schedules other than the schedule listed above have been omitted since they are either not required or the information is included elsewhere.

3.   Exhibits

        The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(b) Reports on Form 8-K.

         During the quarter ended June 27, 2004, the Company filed one report on Form 8-K as follows:

         A report on Form 8-K was filed April 13, 2004, furnishing to the Securities and Exchange Commission a press release announcing the Company's third quarter financial results.

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

10.47 1996 Incentive Stock Option Plan, form of Incentive Stock Option Agreement and form of Nonstatutory Stock Option Agreement.(*) (7)

10.48    1996 Senior Executive Bonus Plan, as amended July 25, 2000.(*) (8)

10.49 2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement.(*)(11)

10.50 Employment Agreement dated January 15, 2002 between the Registrant and Robert H. Swanson, Jr. (*) (10)

10.51 Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (10)

10.52 Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin. (*) (10)

11.1 Computation of earnings per share. (see Consolidated Statements of Income in Item 8).

21.1     Subsidiaries of Registrant.

23.1     Consent of Ernst & Young LLP, Independent  Registered Public Accounting
         Firm

24.1     Power of Attorney (see page 39)

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


                          LINEAR TECHNOLOGY CORPORATION
                          -----------------------------
                                  (Registrant)

                         By: /s/ Robert H. Swanson, Jr.
                          -----------------------------
                             Robert H. Swanson, Jr.
                            Chairman of the Board and
                             Chief Executive Officer
                                September 3, 2004


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

/s/ Robert H. Swanson, Jr.             /s/ Paul Coghlan
--------------------------             ----------------
Robert H. Swanson, Jr.                 Paul Coghlan
Chairman of the Board and              Vice President of Finance and Chief
Chief Executive Officer                Financial Officer (Principal Financial
(Principal Executive Officer)          Officer and Principal Accounting Officer)
September 3, 2004                      September 3, 2004

/s/ David S. Lee                       /s/ Thomas S. Volpe
----------------                       -------------------
David S. Lee                           Thomas S. Volpe
Director                               Director
September 3, 2004                      September 3, 2004

/s/ Leo T. McCarthy                    /s/ Richard M. Moley
-------------------                    --------------------
Leo T. McCarthy                        Richard M. Moley
Director                               Director
September 3, 2004                      September 3, 2004