Form 10-Q
period 2004-09-26
LINEAR TECHNOLOGY CORP /CA/
filed 2004-11-05
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 2004

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

                                  Yes [X]  No [ ]



         There were 307,042,498 shares of the Registrant's Common Stock issued and outstanding as of October 24, 2004.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                      THREE MONTHS ENDED SEPTEMBER 26, 2004



                                      INDEX



                                                                                                Page
Part I:    Financial Information

           Item 1.    Financial Statements

                      Consolidated Statements of Income for the three months                    3
                      ended September 26, 2004

                      Consolidated Balance Sheets at September 26, 2004 and                     4
                      June 27, 2004

                      Consolidated Statements of Cash Flows for the three months                5
                      ended September 26, 2004 and September 28, 2003

                      Notes to Consolidated Financial Statements                                6-8

           Item 2.    Management's Discussion and Analysis of Financial                         8-10
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                11


           Item 4.    Controls and Procedures                                                   11

Part II:   Other Information

           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds               12

           Item 6.    Exhibits and Reports on Form 8-K                                          12


Signatures:                                                                                     13

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                          LINEAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                   Three Months Ended
                                                -----------------------
                                                September 26,  September 28,
                                                  2004           2003
                                                --------       --------

Net sales                                       $253,028       $174,077

Cost of sales                                     54,839         41,409
                                                --------       --------

      Gross profit                               198,189        132,668
                                                --------       --------

Expenses:

      Research and development                    30,634         24,335

      Selling, general and administrative         23,058         17,571
                                                --------       --------

                                                  53,692         41,906
                                                --------       --------

         Operating income                        144,497         90,762

Interest income, net                               5,468          7,085
                                                --------       --------

         Income before income taxes              149,965         97,847

Provision for income taxes                        46,489         28,376
                                                --------       --------

         Net income                             $103,476       $ 69,471
                                                ========       ========

Basic earnings per share                        $   0.34       $   0.22
                                                ========       ========

Shares used in the calculation of basic
    earnings per share                           308,201        313,409
                                                ========       ========

Diluted earnings per share                      $   0.33       $   0.22
                                                ========       ========

Shares used in the calculation of diluted
    earnings per share                           316,918        322,894
                                                ========       ========

Cash dividends per share                        $   0.08       $   0.06
                                                ========       ========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)



                                                                September 26,        June 27,
                                                                    2004               2004
                                                                -----------        -----------
                                                                (unaudited)         (audited)
Assets
Current assets:
   Cash and cash equivalents                                    $   281,994        $   203,542
   Short-term investments                                         1,422,663          1,452,998
   Accounts receivable, net of allowance for
        doubtful accounts of $1,762 ($1,762 at
        June 27, 2004)                                               91,629             79,142

   Inventories:
        Raw materials                                                 3,641              3,353
        Work-in-process                                              20,944             22,217
        Finished goods                                                6,833              7,134
                                                                -----------        -----------
        Total inventories                                            31,418             32,704
   Deferred tax assets                                               44,912             44,912
   Prepaid expenses and other current assets                         19,022             18,797
                                                                -----------        -----------
        Total current assets                                      1,891,638          1,832,095
                                                                -----------        -----------
Property, plant and equipment, at cost:
   Land, buildings and improvements                                 144,461            143,077
   Manufacturing and test equipment                                 352,036            338,208
   Office furniture and equipment                                     3,399              3,399
                                                                -----------        -----------
                                                                    499,896            484,684
   Accumulated depreciation and amortization                       (293,501)          (283,604)
                                                                -----------        -----------
        Net property, plant and equipment                           206,395            201,080
                                                                -----------        -----------
   Other non current assets                                          53,113             54,528
                                                                -----------        -----------
        Total assets                                            $ 2,151,146        $ 2,087,703
                                                                ===========        ===========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                             $    15,161        $    14,410
   Accrued payroll and related benefits                              41,449             54,339
   Deferred income on shipments to distributors                      43,835             41,862
   Income taxes payable                                              98,789             71,985
   Other accrued liabilities                                         20,678             20,018
                                                                -----------        -----------
        Total current liabilities                                   219,912            202,614
                                                                -----------        -----------
Deferred tax and other long-term liabilities                         74,430             74,484
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000 shares
      authorized; none issued or outstanding                           --                 --
   Common stock, $0.001 par value, 2,000,000
      shares authorized; 307,902 shares issued and
      outstanding at September 26, 2004 (308,548 shares
      at June 27, 2004)                                                 308                309
   Additional paid-in capital                                       831,982            815,163
   Accumulated other comprehensive income, net of tax                  (922)            (2,460)
   Retained earnings                                              1,025,436            997,593
                                                                -----------        -----------
     Total stockholders' equity                                   1,856,804          1,810,605
                                                                -----------        -----------
       Total liabilities and stockholders' equity               $ 2,151,146        $ 2,087,703
                                                                ===========        ===========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                       Three Months Ended
                                                                   --------------------------
                                                                   September 26, September 28,
                                                                     2004              2003
                                                                   ---------        ---------
Cash flow from operating activities:
         Net income                                                $ 103,476        $  69,471
         Adjustments to reconcile net income to
            net cash provided by operating activities:
            Depreciation and amortization                             11,467           12,234
            Tax benefit from stock option transactions                 7,108           12,793
            Stock-based compensation                                   3,249             --
         Change in operating assets and liabilities:
            Decrease (increase) in accounts receivable               (12,487)         (15,615)
            Decrease (increase) in inventories                         1,286             (812)
            Decrease (increase) in prepaid expenses and
               other current assets and deferred tax assets             (225)             403
            Increase (decrease) in accounts payable,
               accrued payroll and other accrued liabilities         (12,494)         (11,466)
            Increase (decrease) in deferred income on
               shipments to distributors                               1,973            1,520
            Increase (decrease) in income taxes payable               26,803            7,979
                                                                   ---------        ---------
               Cash provided by operating activities                 130,156           76,507
                                                                   ---------        ---------

Cash flow from investing activities:
         Purchase of short-term investments                         (278,233)        (282,207)
         Proceeds from sales and maturities of short-
            term investments                                         311,068          215,155
         Purchase of property, plant and equipment                   (15,367)          (1,172)
                                                                   ---------        ---------
            Cash provided by (used in) investing activities           17,468          (68,224)
                                                                   ---------        ---------

Cash flow from financing activities:
         Issuance of common shares under employee
            stock plans                                               10,425           21,954
         Purchase of common stock                                    (54,614)          (1,758)
         Payment of cash dividends                                   (24,983)         (18,781)
                                                                   ---------        ---------
            Cash provided by (used in) financing activities          (69,172)           1,415
                                                                   ---------        ---------

Increase (decrease) in cash and cash equivalents                      78,452            9,698

                                                                   ---------        ---------
Cash and cash equivalents, beginning of period                       203,542          136,276
                                                                   ---------        ---------

Cash and cash equivalents, end of period                           $ 281,994        $ 145,974
                                                                   =========        =========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended September 26, 2004 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 27, 2004 included in the Company's Annual Report on Form 10-K. The accompanying balance sheet at June 27, 2004 has been derived from audited financial statements as of that date. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2. The Company operates on a 52/53-week year, ending on the Sunday nearest June 30. Fiscal year 2004 is a 53-week year, fiscal 2003 was a 52-week year.

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

                                                   Three Months Ended
                                                -----------------------
                                                September 26, September 28,
                                                  2004           2003
                                                --------       --------

Numerator - Net income                          $103,476       $ 69,471

Denominator for basic earnings
per share - weighted average
shares                                           308,201        313,409

Effect of dilutive securities -
employee stock options                             8,717          9,485
                                                --------       --------

Denominator for diluted
earnings per share                               316,918        322,894

Basic earnings per share                        $   0.34       $   0.22
                                                ========       ========

Diluted earnings per share                      $   0.33       $   0.22
                                                ========       ========

4. Stock-Based Compensation

As permitted by SFAS 148 and SFAS 123, the Company continues to apply the accounting provisions of APB 25, and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plans. Compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share.

During the first quarter of fiscal 2005, the Company issued restricted stock to certain officers and employees who have been with the Company at least three years to encourage employee retention. Under this program, the Company issued 1,578,440 restricted shares with an exercise price of $0.001 per share and a grant date fair value of $37.05 per share. The right to sell the shares vests annually at the rate of 1/3 per year based upon continued employment; upon employee termination the Company has the right to buy back unvested shares at the exercise price. Pursuant to APB 25, the Company records compensation expense for the difference between the grant date fair value and the exercise price on a straight-line basis over the vesting period.

Had expense been recognized for stock options granted with a grant price equal to the current fair market value of the stock at the date of grant using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:


                                            Three Months Ended
                                  ---------------------------------------
                                    September 26,        September 28,
                                        2004                  2003
                                  ------------------    -----------------

Net income as reported                     $   103,476    $       69,471

Add: Stock based employee
     compensation expense
     included in reported net
     income, net of related
     tax effects                                 2,242                --

Deduct: total stock-based
     compensation expense
     determined under the fair
     value method, net of tax
                                               (19,950)          (18,527)
                                        --------------    --------------

Pro forma net income                    $       85,768    $       50,944
                                        ==============    ==============

Earning per share:
     Basic-as reported                  $         0.34    $         0.22
                                        ==============    ==============
     Basic-pro forma                    $         0.28    $         0.16
                                        ==============    ==============
     Diluted-as reported                $         0.33    $         0.22
                                        ==============    ==============
     Diluted-pro forma                  $         0.27    $         0.16
                                        ==============    ==============


5.       Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity. The components of comprehensive income were as follows:

                                            Three Months Ended
                                   ---------------------------------
                                    September 26,      September 28,
                                         2004              2003
                                   --------------     --------------

Net income                         $      103,476     $       69,471

Increase (decrease) in
unrealized gains and losses on
available-for-sale securities               1,538             (1,969)
                                   --------------     --------------

Total comprehensive income         $      105,014     $       67,502
                                   ==============     ==============


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

7.       Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the effective date of the accounting provisions of EITF 03-1. The disclosure requirements are effective for annual periods ending after June 15, 2004. The Company believes that the adoption of EITF 03-1 will not affect the overall results of operations or financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management believes there have been no significant changes to the Company's critical accounting policies during the quarter ended September 26, 2004 as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended June 27, 2004.

Results of Operations

The table below states the income statement items for the three months ended September 26, 2004 and September 28, 2003 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim period ended September 26, 2004 to the corresponding period from the prior fiscal year:


                                               Three Months Ended
                               -------------------------------------------------
                               September 26,      September 28,     Increase/
                                   2004               2003          (Decrease)
                               --------------     --------------   -------------

Net sales                            100.0%             100.0%          45%
Cost of sales                         21.7               23.8           32
                               --------------     --------------
    Gross profit                      78.3               76.2           49
                               --------------     --------------
Expenses:
    Research and development          12.1               14.0           25
    Selling, general and
       administrative                  9.1               10.1           31
                               --------------     --------------
                                      21.2               24.1           28
                               --------------     --------------
Operating income                      57.1               52.1           59
Interest income, net                   2.1                4.1          (23)
                               --------------     --------------
Income before income taxes            59.2%              56.2%          53
                               ==============     ==============

Effective tax rate                    31.0%              29.0%
                               ==============     ==============

         Net sales for the quarter ended September 26, 2004 were $253.0 million, an increase of $78.9 million or 45% over net sales of $174.1 million for the same quarter of the previous fiscal year. The increase in net sales was primarily due to the Company selling more units into a wide variety of end-markets in response to improving overall demand. The average selling price for the first quarter of fiscal 2005 was relatively unchanged at $1.41 per unit as compared to $1.39 per unit in the first quarter of fiscal 2004. Geographically, international sales were $183.1 million or 72% of net sales, an increase of $56.5 million as compared to international sales of $126.6 million or 73% of net sales for the same period in fiscal 2004. Internationally, sales to Rest of the World (ROW), which is primarily Asia excluding Japan, represented $101.9 million or 40% of net sales, while sales to Europe and Japan were $44.7 million or 18% of net sales and $36.5 million or 14% of net sales, respectively. Domestic sales were $69.9 million or 28% of net sales in the first quarter of fiscal 2005 compared to $47.5 million or 27% of net sales in the same period in fiscal 2004.

         Gross profit was $198.2 million for the first quarter of fiscal 2005, an increase of $65.5 million from the corresponding period of fiscal 2004. Gross profit as a percentage of net sales increased to 78.3% in the first quarter of fiscal 2005 as compared to 76.2% for the same period in the previous fiscal year. The increase in gross profit as a percentage of net sales was primarily due to the favorable effect of fixed costs allocated across higher net sales as well as an increase in factory efficiencies. In addition to the volume efficiencies discussed above, the Company had a reduction in fixed costs related to fully depreciated equipment at the Company's wafer fabrication facility located in Camas, Washington. Offsetting the above improvements to gross margin was a $4.5 million increase in employee profit sharing and compensation expense related to restricted stock grants.

         Research and development ("R&D") expenses for the quarter ended September 26, 2004 were $30.6 million, an increase of $6.3 million or 25% over R&D expenses of $24.3 million for the same period in the previous fiscal year. The increase in R&D was primarily due to a $5.8 million increase in compensation costs. Compensation costs increased as the result of increases to the profit sharing accrual, stock based compensation, employee headcount and annual merit increases. Since the Company had better operating results, R&D profit sharing grew $2.6 million, compensation expense related to restricted stock grants totaled $1.4 million and compensation related to headcount and annual merit increases together totaled $1.8 million. In addition to compensation costs, the Company had a $0.5 million increase in other R&D related expenses such as mask set costs and supplies.

         Selling, general and administrative expenses ("SG&A") for the quarter ended September 26, 2004 were $23.1 million, an increase of $5.5 million or 31% over SG&A expenses of $17.6 million for the same period in the previous fiscal year. The increase in SG&A was primarily due to a $4.7 million increase in compensation costs. Compensation costs grew as the result of increases to the profit sharing accrual, stock based compensation, employee headcount, annual merit increases and commissions. Since the Company had better operating results, SG&A profit sharing grew $2.0 million, compensation expense related to restricted stock grants totaled $1.3 million and compensation related to headcount, annual merit increases and commissions together totaled $1.4 million. In addition to compensation costs, the Company had a $0.8 million increase in expenses related to commissions for the Company's independent sales representatives and travel costs.

         Interest income, net was $5.5 million for the first quarter of fiscal 2005, a decrease of $1.6 million from the corresponding period of fiscal 2004. Interest income, net declined by $1.9 million due to the decrease in the average interest rate earned on the Company's cash investment balance. Offsetting the decreases in interest income, net was the $0.3 million increase in interest income earned on the Company's higher average cash balance.

         The Company's effective tax rate for the first quarter of fiscal 2005 was 31% as compared to 29% in the corresponding period of fiscal 2004. The tax rate increased 2% because the Company did not take an R&D credit since the legislation supporting this credit expired in June 2004. Next quarter the effective tax rate is expected to drop down to 30% due to the extension of the R&D credit signed into tax law during the second quarter of fiscal 2005. The tax rate is lower than the federal statutory rate primarily due to business activity in foreign jurisdictions with lower tax rates and tax-exempt interest income. The increase in the effective tax rate from 29% in the second quarter of fiscal 2004 to 30%, expected in the second quarter of fiscal 2005 results primarily from the diminishing percentage that tax-exempt interest income is of total taxable income.

Factors Affecting Future Operating Results

         Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below and in the Company's 10-K for the fiscal year ended June 27, 2004.

         During the quarter ended September 26, 2004, the Company met its expectations by growing sales 6% sequentially over the June fiscal 2004 quarter. However, during the quarter orders softened moderately. End-demand appeared to ease as shipments from the Company's international and domestic distributors to their end customers decreased. It is difficult to conclude whether this trend reflects mostly tightening of inventory in these various channels combined with minor seasonal end-demand reductions, or whether end-demand will soften more substantially in the coming quarter. However, the Company's ending on-hand inventory at distributors is lean, cancellations are still minimal and lead times have remained unchanged at 4 to 6 weeks. Based upon these and other factors, the Company believes that the moderate decrease in orders is indicative of a tightening of inventory levels at customers rather than a substantial decrease in end-demand as experienced in fiscal 2002. Accordingly, although these are difficult times for the Company to forecast, the summation of the above factors have led the Company to forecast sequential revenues for the December quarter to range from slightly down to flat.

         Fiscal 2005 has 53 weeks rather than the customary 52 weeks. The extra week will occur at the end of the December quarter, which will end on January 2, 2005. The impact on revenues will be negligible since the extra week occurs during a holiday week. The impact on expenses will be primarily concentrated in R&D and SG&A expenses as a result of an extra week of compensation expense. The overall impact on the income statement will be minimal.

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

Liquidity and Capital Resources

         At  September  26,  2004,   cash,   cash   equivalents  and  short-term
investments totaled $1,704.7 million, and working capital was $1,671.7 million.

         Accounts receivable totaled $91.6 million at the end of the first quarter of fiscal 2005, an increase of $12.5 million from the fourth quarter of fiscal 2004. The increase is due to higher shipments. Days sales outstanding increased slightly from 30 days to 33 days at the end of the first quarter of fiscal 2005.

         Accrued payroll and related benefits totaled $41.4 million at the end of the first quarter of fiscal 2005, a decrease of $12.9 million from the fourth quarter of fiscal 2004. The decrease is due to the payment of profit sharing. The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters. Income taxes payable totaled $98.8 million at the end of the first quarter of fiscal 2005, an increase of $26.8 million over the fourth quarter of fiscal 2004. The increase is due to the higher income tax expense and the timing of payments to the taxing authorities within the year.

         During the first three months of fiscal 2005, the Company generated $130.2 million of cash from operating activities, $10.4 million in proceeds from common stock issued under employee stock plans and $32.8 million from net sales and maturities of short-term investments.

         During the first three months of fiscal 2005, significant cash expenditures included repurchasing $54.6 million of common stock, payments of $25.0 million in cash dividends to stockholders, representing $0.08 per share, and purchases of $15.4 million for capital assets. In October, the Company's Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid during the December quarter of fiscal 2005. The payment of future dividends will be based on quarterly financial performance.

         As of September 26, 2004, the Company had no off-balance sheet financing arrangements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company's Form 10-K for the fiscal year ended June 27, 2004. There have been no material changes in the market risk affecting the Company since the filing of the Company's Form 10-K for fiscal 2004. At September 26, 2004, the Company's cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company's short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

         The Company's sales outside the United States are transacted in U.S. dollars; accordingly the Company's sales are not impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

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

(b) Changes in internal controls over financial reporting

         There was no change in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.   OTHER INFORMATION


Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
e) Stock Repurchases

---------------------------------------------------------------------------------------------------------------------------------
                                                                              Total Number of          Maximum Number of Shares
                                                                         Shares Purchased as Part     that May Yet be purchased
                                 Total Number of      Average Price        of Publicly Announced         Under the Plans or
Period                          Shares Purchased      Paid per Share         Plans or Programs              Programs (1)
---------------------------------------------------------------------------------------------------------------------------------
Month #1 (June 28, 2004 -
July 25, 2004)                             --                 --                      --                      11,658,952
---------------------------------------------------------------------------------------------------------------------------------
Month #2 (July 26, 2004 -
August 22, 2004)                    1,500,000            $ 36.41               1,500,000                      10,158,952
---------------------------------------------------------------------------------------------------------------------------------
Month #3 (August 23, 2004 -
September 26, 2004)                        --                 --                      --                      10,158,952
---------------------------------------------------------------------------------------------------------------------------------
Total                               1,500,000            $ 36.41               1,500,000                      10,158,952
---------------------------------------------------------------------------------------------------------------------------------

     (1)  On July 20, 2004 the Company's  Board of Directors  authorized  the Company to purchase up to 10,000,000  shares of it's common stock in the open market over a two-year period.

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

               b) Reports on Form 8-K:

                   During the quarter ended September 26, 2004, the Company filed one report on Form 8-K as follows:

                   A report on Form 8-K was filed July 20, 2004, furnishing to the Securities and Exchange Commission a press release announcing the Company's annual and quarterly financial results for the fiscal year ended June 27, 2004.


                   After the quarter ended September 26, 2004, the Company filed one report on Form 8-K as follows:

                   A report on Form 8-K was filed October 6, 2004, furnishing to the Securities and Exchange Commission a press release announcing that the Company's current Chief Executive Officer
                   (CEO), Bob Swanson is moving to the Executive Chairman role in January 2005; Lothar Maier the Company's current Chief Operating Officer (COO) will be promoted to CEO and the Company's current Vice President of Operations, Alex McCann will be promoted to COO.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          LINEAR TECHNOLOGY CORPORATION

DATE:   November 5, 2004                  BY    /s/Paul Coghlan
                                                --------------------------------
                                                Paul Coghlan
                                                Vice President, Finance &
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)