Form 10-Q
period 2005-01-02
LINEAR TECHNOLOGY CORP /CA/
filed 2005-02-11
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 2, 2005

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

                               Yes [X]   No [ ]

         There were 307,074,399 shares of the Registrant's Common Stock issued and outstanding as of January 28, 2005.

                          LINEAR TECHNOLOGY CORPORATION
                                    FORM 10-Q
                   THREE AND SIX MONTHS ENDED JANUARY 2, 2005




                                      INDEX

                                                                                               Page
                                                                                               ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Consolidated Statements of Income for the three and six months            3
                      ended January 2, 2005 and December 28, 2003

                      Consolidated Balance Sheets at January 2, 2005 and                        4
                      June 27, 2004

                      Consolidated Statements of Cash Flows for the six months                  5
                      ended January 2, 2005  and December 28, 2003

                      Notes to Consolidated Financial Statements                                6-8

           Item 2.    Management's Discussion and Analysis of Financial                         8-12
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                12

           Item 4.    Controls and Procedures                                                   13

Part II:   Other Information

           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds               14

           Item 4.    Submission of Matter to a Vote of Security Holder                         14

           Item 6.    Exhibits                                                                  14


Signatures:                                                                                     15

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                          LINEAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                                        Three Months Ended                  Six Months Ended
                                                                  ----------------------------        ------------------------------
                                                                  January 2,       December 28,       January 2,        December 28,
                                                                     2005              2003              2005              2003
                                                                   --------          --------          --------          --------
Net sales                                                          $250,121          $186,021          $503,149          $360,098

Cost of sales                                                        53,890            43,777           108,729            85,186
                                                                   --------          --------          --------          --------

      Gross profit                                                  196,231           142,244           394,420           274,912
                                                                   --------          --------          --------          --------

Expenses:

      Research and development                                       32,413            24,992            63,047            49,327

      Selling, general and administrative                            26,321            19,240            49,379            36,811
                                                                   --------          --------          --------          --------

                                                                     58,734            44,232           112,426            86,138
                                                                   --------          --------          --------          --------

         Operating income                                           137,497            98,012           281,994           188,774

Interest income, net                                                  7,244             6,684            12,712            13,769
                                                                   --------          --------          --------          --------

         Income before income taxes                                 144,741           104,696           294,706           202,543

Provision for income taxes                                           41,923            30,361            88,412            58,737
                                                                   --------          --------          --------          --------

         Net income                                                $102,818          $ 74,335          $206,294          $143,806
                                                                   ========          ========          ========          ========

Basic earnings per share                                           $   0.33          $   0.24          $   0.67          $   0.46
                                                                   ========          ========          ========          ========

Shares used in the calculation of basic
    earnings per share                                              307,856           313,369           307,879           313,389
                                                                   ========          ========          ========          ========

Diluted earnings per share                                         $   0.33          $   0.23          $   0.65          $   0.44
                                                                   ========          ========          ========          ========

Shares used in the calculation of diluted
    earnings per share                                              315,797           323,440           315,967           323,167
                                                                   ========          ========          ========          ========

Cash dividends per share                                           $   0.08          $   0.06          $   0.16          $   0.12
                                                                   ========          ========          ========          ========

                                                     See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                            January 2,       June 27,
                                                               2005            2004
                                                            -----------    -----------
                                                            (unaudited)     (audited)
Assets
Current assets:
   Cash and cash equivalents                                $   185,108    $   203,542
   Short-term investments                                     1,546,803      1,452,998
   Accounts receivable, net of allowance for
        doubtful accounts of $1,727
        ($1,762 at June 27, 2004)                                97,518         79,142
   Inventories:
        Raw materials                                             3,772          3,353
        Work-in-process                                          21,368         22,217
        Finished goods                                            6,772          7,134
                                                            -----------    -----------
        Total inventories                                        31,912         32,704
   Deferred tax assets                                           44,912         44,912
   Prepaid expenses and other current assets                     18,409         18,797
                                                            -----------    -----------
        Total current assets                                  1,924,662      1,832,095
                                                            -----------    -----------
Property, plant and equipment, at cost:
   Land, buildings and improvements                             145,703        143,077
   Manufacturing and test equipment                             369,349        338,208
   Office furniture and equipment                                 3,399          3,399
                                                            -----------    -----------
                                                                518,451        484,684
   Accumulated depreciation and amortization                   (303,834)      (283,604)
                                                            -----------    -----------
        Net property, plant and equipment                       214,617        201,080
                                                            -----------    -----------
   Other non current assets                                      56,359         54,528
                                                            -----------    -----------
        Total assets                                        $ 2,195,638    $ 2,087,703
                                                            ===========    ===========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                         $    10,576    $    14,410
   Accrued payroll and related benefits                          60,298         54,339
   Deferred income on shipments to distributors                  45,257         41,862
   Income taxes payable                                          60,663         71,985
   Other accrued liabilities                                     17,172         20,018
                                                            -----------    -----------
        Total current liabilities                               193,966        202,614
                                                            -----------    -----------
Deferred tax and other long-term liabilities                     73,620         74,484
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000 shares
      authorized; none issued or outstanding                       --             --
   Common stock, $0.001 par value, 2,000,000
      shares authorized; 308,271 shares issued and
      outstanding at January 2, 2005 (308,548 shares
      at June 27, 2004)                                             308            309
   Additional paid-in capital                                   875,462        815,163
   Accumulated other comprehensive income, net of tax              (578)        (2,460)
   Retained earnings                                          1,052,860        997,593
                                                            -----------    -----------
     Total stockholders' equity                               1,928,052      1,810,605
                                                            -----------    -----------
       Total liabilities and stockholders' equity           $ 2,195,638    $ 2,087,703
                                                            ===========    ===========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                          Six Months Ended
                                                                --------------------------------------
                                                                   January 2,          December 28,
                                                                      2005                 2003
                                                                -----------------    -----------------
Cash flow from operating activities:
         Net income                                                 $ 206,294           $ 143,806
         Adjustments to reconcile net income to
              net cash provided by operating activities:
            Depreciation and amortization                              23,311              24,512
            Tax benefit from stock option transactions                 20,801              20,755
            Stock-based compensation                                    8,097                --
         Change in operating assets and liabilities:
            Decrease (increase) in accounts receivable                (18,376)             (9,397)
            Decrease (increase) in inventories                            792                (973)
            Decrease (increase) in prepaid expenses and
               other current assets and deferred tax assets               388              (1,433)
            Decrease (increase) in non current assets                    --                  (875)
            Increase (decrease) in accounts payable,
               accrued payroll and other accrued liabilities           (2,762)              2,888
            Increase (decrease) in deferred income on
               shipments to distributors                                3,395                (836)
            Increase (decrease) in income taxes payable and
            deferred tax liabilities                                  (11,323)             11,091
                                                                    ---------           ---------
               Cash provided by operating activities                  230,617             189,538
                                                                    ---------           ---------

Cash flow from investing activities:
         Purchase of short-term investments                          (617,493)           (480,743)
         Proceeds from sales and maturities of short-
            term investments                                          522,088             466,012
         Purchase of property, plant and equipment                    (34,019)             (4,247)
                                                                    ---------           ---------
            Cash provided by (used in) investing activities          (129,424)            (18,978)
                                                                    ---------           ---------

Cash flow from financing activities:
         Issuance of common shares under employee
            stock plans                                                39,415              35,775
         Purchase of common stock                                    (109,282)            (83,716)
         Payment of cash dividends                                    (49,760)            (37,644)
                                                                    ---------           ---------
            Cash provided by (used in) financing activities          (119,627)            (85,585)
                                                                    ---------           ---------

Increase (decrease) in cash and cash equivalents                      (18,434)             84,975

                                                                    ---------           ---------
Cash and cash equivalents, beginning of period                        203,542             136,276
                                                                    ---------           ---------

Cash and cash equivalents, end of period                            $ 185,108           $ 221,251
                                                                    =========           =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six month periods ended January 2, 2005 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 27, 2004 included in the Company's Annual Report on Form 10-K. The accompanying balance sheet at June 27, 2004 has been derived from audited financial statements as of that date. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2. The Company operates on a 52/53-week work year, ending on the Sunday nearest June 30. Fiscal year 2005 is a 53-week work year, with the additional week falling in the three month period ended January 2, 2005. Fiscal 2004 was a 52-week year. Accordingly, the three months ended January 2, 2005 and December 28, 2003 are 14 and 13-week periods, respectively.

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

                                      Three Months Ended              Six Months Ended
                                    --------------------------     -------------------------
                                    January 2,    December 28,     January 2,   December 28,
                                       2005          2003             2005          2003
                                     --------      --------         --------      --------
Numerator - Net income               $102,818      $ 74,335         $206,294      $143,806

Denominator for basic earnings
per share - weighted average
shares                                307,856       313,369          307,879       313,389

Effect of dilutive securities -
employee stock options                  7,941        10,071            8,088         9,778
                                     --------      --------         --------      --------

Denominator for diluted
earnings per share                    315,797       323,440          315,967       323,167

Basic earnings per share             $   0.33      $   0.24         $   0.67      $   0.46
                                     ========      ========         ========      ========

Diluted earnings per share           $   0.33      $   0.23         $   0.65      $   0.44
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

Had expense been recognized for stock options granted with a grant price equal to the current fair market value of the stock at the date of grant using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:

                                        Three Months Ended               Six Months Ended
                                  -----------------------------   ----------------------------
                                   January 2,      December 28,     January 2,    December 28,
                                       2005            2003            2005           2003
                                  -------------   -------------   -------------   -----------

Net income as reported            $     102,818   $      74,335   $     206,294   $   143,806

Add: Stock based employee
compensation expense
included in reported net
income, net of related tax
effects                                   3,443            --             5,685          --

Deduct: Total stock-based
      compensation expense
      determined under the fair
      value method, net of tax          (25,469)        (19,036)        (45,383)      (37,563)
                                  -------------   -------------   -------------   -----------

Pro forma net income              $      80,792   $      55,299         166,596   $   106,243
                                  =============   =============   =============   ===========

Earning per share:
     Basic-as reported            $        0.33   $        0.24   $        0.67   $      0.46
                                  =============   =============   =============   ===========
     Basic-pro forma              $        0.26   $        0.18   $        0.54   $      0.34
                                  =============   =============   =============   ===========
     Diluted-as reported          $        0.33   $        0.23   $        0.65   $      0.44
                                  =============   =============   =============   ===========
     Diluted-pro forma            $        0.26   $        0.17   $        0.53   $      0.33
                                  =============   =============   =============   ===========

5.       Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity. The components of comprehensive income were as follows:

                                       Three Months Ended             Six Months Ended
                                   --------------------------    --------------------------
                                   January 2,    December 28,    January 2,     December 28,
                                      2005          2003            2005           2003
                                   ---------      ---------       ---------      ---------
Net income                         $ 102,818      $  74,335       $ 206,294      $ 143,806

Increase (decrease) in
unrealized gains on
available-for-sale securities            344         (2,029)          1,882         (3,998)
                                   ---------      ---------       ---------      ---------

Total comprehensive income         $ 103,162      $  72,306       $ 208,176      $ 139,808
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

In  December  2004,  the  Financial  Accounting  Standard  Board  (FASB)  issued
Statement  of  Financial   Accounting   Standard   (SFAS)  123  (Revised  2004),
"Shared-Based Payment". Revised SFAS 123 addresses the requirements that an entity measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments by applying the accounting provisions of APB 25's intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Revised SFAS 123's fair value method will have a significant impact on the Company's results of operations, although it will have no added impact on its overall financial position. The impact of adoption of Revised Statement 123 cannot be predicted at this time because it will depend on the level of share-based payments granted in the future. However, had the Company adopted Revised SFAS 123 in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro-forma net income and earnings per share in
Note 4.

8.       Subsequent Event

On January 18, 2005, the Company announced that it had accelerated the vesting of unvested stock options awarded more than one year prior to employees and officers under its stock option plans that had exercise prices greater than the current price of the stock January 18, 2005 ($37.04). Unvested options to purchase approximately 4.5 million additional shares became exercisable as a result of the vesting acceleration. Typically, the Company grants stock options that vest equally over a five-year period. The purpose of the accelerated vesting is to enable the Company to avoid recognizing in its income statement compensation expense associated with these options in future periods, upon adoption of FASB Statement No. 123R (Share-Based Payment) in July 2005. The charge to the income statement to be avoided amounts to approximately $75 million over the course of the original vesting period, of which $36 million would have occurred in fiscal 2006.

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

Inventory Valuation

The Company values inventories at the lower of cost or market. The Company records charges to write down inventories for unsalable, excess or obsolete raw materials, work-in-process and finished goods. Newly introduced parts are generally not valued until success in the market place has been determined by a consistent pattern of sales and backlog among other factors. The Company arrives at the estimate for newly released parts by analyzing sales and customer backlog against ending inventory on hand. The Company reviews the assumptions on a quarterly basis and makes decisions with regard to the reserve based on the current business climate. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could adversely affect our operating results. If actual market conditions are more favorable, the Company may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on our gross margin. In addition to writedowns based on newly introduced parts, statistical and judgmental assessments are calculated for the remaining inventory based on salability, obsolescence, historical experience and current business conditions.

Revenue Recognition

Revenue from product sales made directly to customers is recognized upon the transfer of title, which generally occurs at the time of shipment. Revenue from the Company's sales to domestic distributors is generally recognized under agreements which provide for certain sales price rebates and limited product return privileges. As a result, the Company defers recognition of such sales until the domestic distributors sell the merchandise. The Company relieves inventory and records a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms. The income to be derived from distributor sales is recorded under current liabilities on the balance sheet as "Deferred income on shipments to distributors" until such time as the distributor confirms a final sale to its end customer.

The Company's sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates. Revenue on these sales is recognized upon shipment at which time title passes. The Company has reserves to cover expected product returns. If product returns for a particular fiscal period exceed or are below expectations, the Company may determine that additional or less sales return allowances are required to properly reflect its estimated exposure for product returns. Generally, changes to sales return allowances have not had a significant impact on operating margin.

Results of Operations

The table below states the income statement items for the three and six months ended January 2, 2005 and December 28, 2003 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended January 2, 2005 to the corresponding periods from the prior fiscal year:

                                               Three Months Ended                                     Six Months Ended
                                ------------------------------------------------    ------------------------------------------------
                                 January 2,        December 28,       Increase/      January 2,        December 28,       Increase/
                                    2005               2003           (Decrease)        2005               2003          (Decrease)
                                -------------     -------------    -------------    ------------     --------------    ------------
Net sales                            100.0%            100.0%            34%            100.0%             100.0%            40%
Cost of sales                         21.5              23.5             23              21.6               23.7             28
                                -------------     -------------                     ------------     --------------
    Gross profit                      78.5              76.5             38              78.4               76.3             43
                                -------------     -------------                     ------------     --------------
Expenses:
    Research and development          13.0              13.4             30              12.5               13.7             28
    Selling, general and
       administrative                 10.5              10.4             37               9.8               10.2             34
                                -------------     -------------                     ------------     --------------
                                      23.5              23.8             33              22.3               23.9             31
                                -------------     -------------                     ------------     --------------
Operating income                      55.0              52.7             40              56.1               52.4             49
Interest income, net                   2.9               3.6              8               2.5                3.8             (8)
                                -------------     -------------                     ------------     --------------
Income before income taxes            57.9%             56.3%            38              58.6%              56.2%            46
                                =============     =============                     ============     ==============

Effective tax rates                   29.0%             29.0%                            30.0%              29.0%
                                =============     =============                     ============     ==============

         Net sales for the quarter ended January 2, 2005 were $250.1 million, an increase of $64.1 million or 34% over net sales of $186.0 million for the same quarter of the previous fiscal year. The increase in net sales was primarily due to the Company selling more units into a wide variety of end-markets in response to improving overall demand. The average selling price for the second quarter of fiscal 2005 was relatively unchanged at $1.42 per unit as compared to $1.39 per unit in the second quarter of fiscal 2004. Geographically, international sales were $184.8 million or 74% of net sales, an increase of $54.6 million as compared to international sales of $130.2 million or 70% of net sales for the same period in fiscal 2004. Internationally, sales to Rest of the World (ROW), which is primarily Asia excluding Japan, represented $107.2 million or 43% of net sales, while sales to Europe and Japan were $42.6 million or 17% of net sales and $35.0 million or 14% of net sales, respectively. Domestic sales were $65.3 million or 26% of net sales in the second quarter of fiscal 2005 compared to $55.8 million or 30% of net sales in the same period in fiscal 2004. The decline in the percentage of domestic sales and the related increase in the percentage of international sales primarily results from the Company's domestic customers shifting more of their manufacturing operations overseas.

         Net sales for the six months ended January 2, 2005 were $503.1 million, an increase of $143.0 million or 40% over net sales of $360.1 million for the same period of the previous fiscal year. The increase in net sales for the six-month period was due to similar factors as the three-month period discussed above. The average selling price for the first six-month period of fiscal 2005 was relatively unchanged at $1.42 per unit as compared to $1.39 per unit in the same period of fiscal 2004. Geographically, international sales were $367.9 million or 73% of net sales for the first six-month period of fiscal 2005, an increase of $111.2 million as compared to international sales of $256.7 million or 71% of net sales for the same period in fiscal 2004. Internationally, sales to ROW, represented $209.2 million or 42% of net sales, while sales to Europe and Japan were $87.2 million or 17% of net sales and $71.5 million or 14% of net sales, respectively. Domestic sales were $135.2 million or 27% of net sales in the first six-month period of fiscal 2005 compared to $103.4 million or 29% of net sales in the same period in fiscal 2004. The decline in the percentage of domestic sales and the related increase in the percentage of international sales primarily results from the Company's domestic customers shifting more of their manufacturing operations overseas.

         The Company ends every fiscal quarter on the Sunday nearest calendar month-end. Roughly, every five years the Company has a 53-week rather than a 52-week fiscal year. Fiscal 2005 is a 53-week year with the additional week falling in the three-month period ending January 2, 2005. The extra week had a minimal affect on revenue as it occurred during the final holiday week. The extra week resulted in slightly higher compensation costs in the Research and Development and Selling, General and Administrative lines of the Income Statement. The increase in compensation costs for Cost of Goods Sold was largely offset by lower per unit manufacturing costs resulting from an extra week of production volume. The Company received a benefit from the extra week in Interest Income because it accrued an extra week of interest income from its cash investment balance.

         Gross profit was $196.2 million and $394.4 million for the second quarter and first six-month period of fiscal 2005, an increase of $54.0 million and $119.5 million, respectively, from the corresponding periods of fiscal 2004. Gross profit as a percentage of net sales increased to 78.5% of net sales in the second quarter of fiscal 2005 as compared to 76.5% of net sales for the same period in the previous fiscal year. Gross profit as a percentage of net sales increased to 78.4% of net sales for the first six-month period of fiscal 2005 as compared to 76.3% of net sales for the same period of the previous fiscal year. The increase in gross profit as a percentage of net sales for the three and six-month periods was primarily due to the favorable effect of fixed costs allocated across higher production volumes in support of higher net sales. Net sales increased 34% and 40% for the three and six-month periods in fiscal 2005.

         Research and development ("R&D") expenses for the quarter ended January 2, 2005 were $32.4 million, an increase of $7.4 million or 30% over R&D expenses of $25.0 million for the same period in the previous fiscal year. The increase in R&D was primarily due to a $6.7 million increase in compensation costs. Compensation related to the extra week of labor, increased headcount, and annual merit increases together totaled $2.4 million; compensation expense related to restricted stock grants totaled $1.9 million; and, since the Company had better operating results, R&D profit sharing grew $1.7 million. The related employer taxes and other fringe costs on these increases was $0.7 million. In addition to compensation costs, the Company had a $0.7 million increase in other R&D related expenses such as supplies and test wafers.

         Research and development expenses for the six-month period ended January 2, 2005 were $63.0 million, an increase of $13.7 million or 28% over R&D expenses of $49.3 million for the same period in the previous fiscal year. The increase in R&D was primarily due to a $12.5 million increase in compensation costs. The increase in compensation expense related to the extra week of labor, increased headcount and annual merit increases together totaled $3.8 million; the increase in compensation expense related to restricted stock grants totaled $3.3 million; and, since the Company had better operating results, R&D profit sharing grew $4.3 million. The related employer taxes and other fringe costs on these increases was $1.1 million. In addition to compensation costs, the Company had a $1.2 million increase in R&D related expenses such as supplies, mask costs and test wafers.

         Selling, general and administrative expenses ("SG&A") for the quarter ended January 2, 2005 were $26.3 million, an increase of $7.1 million or 37% over SG&A expenses of $19.2 million for the same period in the previous fiscal year. The increase in SG&A was primarily due to a $5.0 million increase in compensation. Compensation related to the extra week of labor, increased headcount and annual merit increases together totaled $1.3 million; compensation expense related to restricted stock grants totaled $2.1 million; and, since the Company had better operating results, SG&A profit sharing grew $1.2 million. The related employer taxes and other fringe costs on these increases was $0.4 million. In addition to compensation costs, the Company had a $2.1 million increase in expenses related to advertising, increases in foreign sales office cost resulting from the weakening of the dollar, increases in commissions for the Company's independent sales representatives and travel costs.

         Selling, general and administrative expenses for the six-month period ended January 2, 2005 were $49.4 million, an increase of $12.6 million or 34% over SG&A expenses of $36.8 million for the same period in the previous fiscal year. The increase in SG&A was primarily due to a $9.7 million increase in compensation costs. Compensation related to the extra week of labor, increased headcount and annual merit increases together totaled $2.5 million; compensation expense related to restricted stock grants totaled $3.4 million; and, since the Company had better operating results, SG&A profit sharing grew $3.2 million. The related employer taxes and other fringe costs on these increases was $0.6 million. In addition to compensation costs, the Company had a $2.9 million increase in expenses related to advertising, increases in foreign sales office cost resulting from the weakening of the dollar, commissions for the Company's independent sales representatives and travel costs.

         Interest income, net was $7.2 million and $12.7 million for the second quarter and first six-month period of fiscal 2005, an increase of $0.6 million and a decrease $1.1 million, respectively, from the corresponding periods of fiscal 2004. The increase for the three-month period is primarily due to the extra week of accrued interest income. The decrease for the six-month period is primarily due to the decrease in the average interest rate earned on the Company's cash investment balance, partially offset by the extra week of accrued interest income and higher average cash investment balances.

         The Company's effective tax rate was 29% and 30% for the second quarter and first six-month period of fiscal 2005. The Company anticipates that its effective tax rate for fiscal 2005 will be 30%. The increase in the effective tax rate from 29% to 30% results primarily from the diminishing percentage that tax-exempt interest income is of total taxable income.

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

         In the second quarter of fiscal 2005 the Company reported a 34% and 38% increase in sales and profits, respectively, over the similar quarter in the previous fiscal year. The quarter ended January 2, 2005 met the Company's expectations with sales and profits down slightly from the September quarter. It has been a challenging business environment due to inventory corrections throughout the various sales channels and also due to some moderation in the rate of growth of end-user demand. However, the Company believes its ending on-hand inventory at distributors is lean, and inventory turn ratios are high by historic standards. Also, the Company's distributors are projecting moderate increases in sales volume in the March quarter and lead times have remained unchanged at 4 to 6 weeks. Accordingly, although these are difficult times for the Company to forecast, based upon these and other factors, the Company forecasts that revenues for the March quarter will be similar to that just achieved during the December quarter, while profits will be down slightly due to the increase in the effective tax rate from 29% to 30%.

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

Liquidity and Capital Resources

         At January 2, 2005, cash, cash equivalents and short-term investments totaled $1,731.9 million, and working capital was $1,730.7 million.

         Accounts receivable totaled $97.5 million at the end of the second quarter of fiscal 2005, an increase of $18.4 million from the end of the fourth quarter of fiscal 2004. The increase is primarily due to higher shipments. Days sales outstanding increased slightly from 30 days to 36 days at the end of the second quarter of fiscal 2005.

         Income taxes payable totaled $60.7 million at the end of the second quarter of fiscal 2005, a decrease of $11.3 million from the fourth quarter of fiscal 2004. The decrease is due to the higher income tax payments and tax benefits from stock option transactions partially offset by higher income tax expense.

         During the first six months of fiscal 2005, the Company generated $230.6 million of cash from operating activities and $39.4 million in proceeds from common stock issued under employee stock plans.

         During the first six months of fiscal 2005, significant cash expenditures included the repurchase of $109.3 million in common stock, $95.4 million from net purchases of short-term investments, payments of $49.8 million in cash dividends to stockholders representing $0.08 per share, and purchases of $34.0 million for capital assets. In January, the Company's Board of Directors declared an increase to the quarterly cash dividend to $0.10 per share from $0.08 per share. The $0.10 per share dividend will be paid during the March quarter of fiscal 2005. The payment of future dividends will be based on quarterly financial performance.

         As of January 2, 2005 the Company had no off-balance sheet financing arrangements.

         Historically, the Company has satisfied its liquidity needs through cash generated from operations. Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company's Form 10-K for the fiscal year ended June 27, 2004. There have been no material changes in the market risk affecting the Company since the filing of the Company's Form 10-K for fiscal 2004. At January 2, 2005, the Company's cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company's short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

(b) Changes in internal controls over financial reporting

         There was no change in the Company's internal control over financial reporting that occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

---------------------------------------------------------------------------------------------------------------------------------
                                                                                   Total Number of Shares  Maximum Number of Shares
                                                                                    Purchased as Part of   that May Yet be purchased
                                   Total Number of          Average Price Paid        Publicly Announced       Under the Plans or
Period                             Shares Purchased             per Share             Plans or Programs           Programs (1)
---------------------------------------------------------------------------------------------------------------------------------
Month #1 (September 27, 2004
- October 24, 2004)                   1,089,000                  $   36.44                1,089,000                 9,069,952
---------------------------------------------------------------------------------------------------------------------------------
Month #2 (October 25, 2004 -
November 21, 2004)                      411,000                  $    36.46                 411,000                 8,658,952
---------------------------------------------------------------------------------------------------------------------------------
Month #3 (November 22, 2004
- January 2, 2005)                         --                           --                      --                  8,658,952
---------------------------------------------------------------------------------------------------------------------------------
Total                                 1,500,000                  $    36.44                1,500,000                8,658,952
---------------------------------------------------------------------------------------------------------------------------------

(1)  On July 20, 2004 the Company's Board of Directors  authorized the Company to purchase up to an additional  10,000,000 shares of its common stock in the open market over the subsequent two-year period.

Item 4.    Submission of Matter to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held on November 3, 2004, in Milpitas, California, the stockholders elected members of the Company's Board of Directors, and ratified the Company's proposal to appoint Ernst & Young LLP as independent auditors.

The vote for nominated directors was as follows:

NOMINEE                                  FOR                          WITHHELD
-------                                  ---                          --------
Robert H. Swanson, Jr.               276,583,223                     8,486,958
David S. Lee                         275,711,729                     9,358,452
Leo T. McCarthy                      278,589,702                     6,480,478
Richard M. Moley                     278,556,773                     6,513,408
Thomas S. Volpe                      267,613,320                    17,456,860

The vote to ratify the appointment of Ernst & Young LLP as independent auditors for fiscal 2004 was as follows:

         FOR                           AGAINST                          ABSTAIN
         ---                           -------                          -------

      242,417,634                     41,188,933                       1,463,613


Item 6.    Exhibits

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





                                          LINEAR TECHNOLOGY CORPORATION

DATE:   February 11, 2005                 BY    /s/Paul Coghlan
                                                --------------------------------
                                                Paul Coghlan
                                                Vice President, Finance &
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)