Form 10-Q
period 2005-04-03
LINEAR TECHNOLOGY CORP /CA/
filed 2005-05-13
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 2005

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

                                Yes [X]    No [_]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [X]    No [_]


         There were 305,993,167 shares of the Registrant's Common Stock issued and outstanding as of April 29, 2005.

                                  LINEAR TECHNOLOGY CORPORATION
                                            FORM 10-Q
                            THREE AND NINE MONTHS ENDED APRIL 3, 2005


                                              INDEX

                                                                                                Page
                                                                                                ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Consolidated Statements of Income for the three and nine months           3
                      ended April 3, 2005 and March 28, 2004

                      Consolidated Balance Sheets at April 3, 2005 and                          4
                      June 27, 2004

                      Consolidated Statements of Cash Flows for the nine months                 5
                      ended April 3, 2005  and March 28, 2004

                      Notes to Consolidated Financial Statements                                6-9

           Item 2.    Management's Discussion and Analysis of Financial                         9-13
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                13

           Item 4.    Controls and Procedures                                                   13

Part II:   Other Information

           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds               14

           Item 6.    Exhibits                                                                  14


Signatures:                                                                                     15

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                                                    LINEAR TECHNOLOGY CORPORATION
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except per share amounts)
                                                             (unaudited)
                                                                          Three Months Ended                 Nine Months Ended
                                                                     ---------------------------         ---------------------------
                                                                      April 3,         March 28,         April 3,          March 28,
                                                                       2005              2004              2005              2004
                                                                     --------          --------          --------          --------
Net sales                                                            $250,734          $209,133          $753,883          $569,231
Royalty revenue                                                        40,000              --              40,000              --
                                                                     --------          --------          --------          --------
      Total revenue                                                   290,734           209,133           793,883           569,231
                                                                     --------          --------          --------          --------

Cost of sales                                                          56,600            47,596           165,329           132,782
                                                                     --------          --------          --------          --------

      Gross profit                                                    234,134           161,537           628,554           436,449
                                                                     --------          --------          --------          --------

Expenses:
      Research and development                                         36,002            26,633            99,049            75,960
      Selling, general and administrative                              32,172            20,553            81,551            57,364
                                                                     --------          --------          --------          --------
                                                                       68,174            47,186           180,600           133,324
                                                                     --------          --------          --------          --------

         Operating income                                             165,960           114,351           447,954           303,125

Interest income, net                                                    7,802             6,140            20,514            19,909
                                                                     --------          --------          --------          --------

         Income before income taxes                                   173,762           120,491           468,468           323,034

Provision for income taxes                                             52,129            34,942           140,541            93,679
                                                                     --------          --------          --------          --------

         Net income                                                  $121,633          $ 85,549          $327,927          $229,355
                                                                     ========          ========          ========          ========

Basic earnings per share                                             $   0.39          $   0.27          $   1.07          $   0.73
                                                                     ========          ========          ========          ========

Shares used in the calculation of basic
    earnings per share                                                307,960           311,993           307,811           312,924
                                                                     ========          ========          ========          ========

Diluted earnings per share                                           $   0.39          $   0.27          $   1.04          $   0.71
                                                                     ========          ========          ========          ========

Shares used in the calculation of diluted
    earnings per share                                                315,617           321,507           316,452           322,614
                                                                     ========          ========          ========          ========

Cash dividends per share                                             $   0.10          $   0.08          $   0.26          $   0.20
                                                                     ========          ========          ========          ========

                                                       See accompanying notes


                                  LINEAR TECHNOLOGY CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                            (in thousands, except per share amounts)
                                                                            April 3,            June 27,
                                                                              2005                2004
                                                                          -----------          -----------
                                                                          (unaudited)           (audited)
Assets
Current assets:
   Cash and cash equivalents                                              $   183,910          $   203,542
   Short-term investments                                                   1,553,219            1,452,998
   Accounts receivable, net of allowance for
        doubtful accounts of $1,713
        ($1,762 at June 27, 2004)                                             112,485               79,142
   Inventories:
        Raw materials                                                           3,685                3,353
        Work-in-process                                                        21,919               22,217
        Finished goods                                                          7,041                7,134
                                                                          -----------          -----------
        Total inventories                                                      32,645               32,704
   Deferred tax assets                                                         43,627               44,912
   Prepaid expenses and other current assets
                                                                               60,468               18,797
                                                                          -----------          -----------
        Total current assets                                                1,986,354            1,832,095
                                                                          -----------          -----------
Property, plant and equipment, at cost:
   Land, buildings and improvements                                           163,392              143,077
   Manufacturing and test equipment                                           365,863              338,208
   Office furniture and equipment                                               3,399                3,399
                                                                          -----------          -----------
                                                                              532,654              484,684
   Accumulated depreciation and amortization                                 (314,317)            (283,604)
                                                                          -----------          -----------
        Net property, plant and equipment                                     218,337              201,080
                                                                          -----------          -----------
   Other non current assets
                                                                               53,035               54,528
                                                                          -----------          -----------
        Total assets                                                      $ 2,257,726          $ 2,087,703
                                                                          ===========          ===========

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                       $    12,293          $    14,410
   Accrued payroll and related benefits                                        46,311               54,339
   Deferred income on shipments to distributors                                43,607               41,862
   Income taxes payable                                                        69,547               71,985
   Other accrued liabilities
                                                                               20,681               20,018
                                                                          -----------          -----------
        Total current liabilities                                             192,439              202,614
                                                                          -----------          -----------
Deferred tax and other long-term liabilities                                   70,826               74,484
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000 shares
      authorized; none issued or outstanding                                     --                   --
   Common stock, $0.001 par value, 2,000,000
      shares authorized; 308,195 shares issued and
      outstanding at April 3, 2005 (308,548 shares
      at June 27, 2004)                                                           308                  309
   Additional paid-in capital                                                 907,561              815,163
   Accumulated other comprehensive income, net of tax                          (3,309)              (2,460)
   Retained earnings                                                        1,089,901              997,593
                                                                          -----------          -----------
     Total stockholders' equity                                             1,994,461            1,810,605
                                                                          -----------          -----------
       Total liabilities and stockholders' equity                         $ 2,257,726          $ 2,087,703
                                                                          ===========          ===========

                                     See accompanying notes

                                                    LINEAR TECHNOLOGY CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (unaudited)

                                                                                                            Nine Months Ended
                                                                                                   ---------------------------------
                                                                                                   April 3,               March 28,
                                                                                                     2005                   2004
                                                                                                   ---------              ---------
Cash flow from operating activities:
         Net income                                                                                $ 327,927              $ 229,355
         Adjustments to reconcile net income to
              net cash provided by operating activities:
            Depreciation and amortization                                                             36,718                 36,725
            Tax benefit from stock option transactions                                                31,543                 29,466
            Stock-based compensation                                                                  15,139                   --
         Change in operating assets and liabilities:
            Decrease (increase) in accounts receivable                                               (33,343)               (18,325)
            Decrease (increase) in inventories                                                            59                   (962)
            Decrease (increase) in prepaid expenses and
               other current assets and deferred tax assets                                          (40,386)                 2,865
            Decrease (increase) in other non current assets                                             --                   (1,875)
            Increase (decrease) in accounts payable,
               accrued payroll and other accrued liabilities                                         (12,559)                (6,852)
            Increase (decrease) in deferred income on
               shipments to distributors                                                               1,745                  1,500
            Increase (decrease) in income taxes payable and
               deferred tax liabilities                                                               (2,488)                20,682
                                                                                                   ---------              ---------
               Cash provided by operating activities                                                 324,355                292,579
                                                                                                   ---------              ---------

Cash flow from investing activities:
         Purchase of short-term investments                                                         (899,576)              (687,291)
         Proceeds from sales and maturities of short-
            term investments                                                                         794,225                704,078
         Purchase of property, plant and equipment                                                   (48,732)                (8,057)
                                                                                                   ---------              ---------
            Cash provided by (used in) investing activities                                         (154,083)                 8,730
                                                                                                   ---------              ---------

Cash flow from financing activities:
         Issuance of common shares under employee
            stock plans                                                                               58,085                 44,212
         Purchase of common stock                                                                   (167,066)              (204,906)
         Payment of cash dividends                                                                   (80,923)               (62,707)
                                                                                                   ---------              ---------
            Cash provided by (used in) financing activities                                         (189,904)              (223,401)
                                                                                                   ---------              ---------

Increase (decrease) in cash and cash equivalents                                                     (19,632)                77,908
                                                                                                   ---------              ---------
Cash and cash equivalents, beginning of period                                                       203,542                136,276
                                                                                                   ---------              ---------

Cash and cash equivalents, end of period                                                           $ 183,910              $ 214,184
                                                                                                   =========              =========

                                                       See accompanying notes


                          LINEAR TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and nine month periods ended April 3, 2005 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended June 27, 2004 included in the Company's Annual Report on Form 10-K. The accompanying balance sheet at June 27, 2004 has been derived from audited financial statements as of that date. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2. The Company operates on a 52/53-week work year, ending on the Sunday nearest June 30. Fiscal year 2005 is a 53-week work year, with the additional week falling in the three month period ended January 2, 2005, the Company's second-quarter. Fiscal 2004 was a 52-week year. The three months ended April 3, 2005 and March 28, 2004 are 13-week periods.

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

                                                                        Three Months Ended                   Nine Months Ended
                                                                -----------------------------          -----------------------------
                                                                 April 3,           March 28,          April 3,            March 28,
                                                                   2005               2004               2005                2004
                                                                ---------           --------           ---------           --------
Numerator - Net income                                          $ 121,633           $ 85,549           $ 327,927           $229,355

Denominator for basic earnings
per share - weighted average
shares                                                            307,960            311,993             307,811            312,924

Effect of dilutive securities -
employee stock options                                              7,657              9,514               8,641              9,690
                                                                ---------           --------           ---------           --------

Denominator for diluted
earnings per share                                                315,617            321,507             316,452            322,614
                                                                =========           ========           =========           ========

Basic earnings per share                                        $    0.39           $   0.27           $    1.07           $   0.73
                                                                =========           ========           =========           ========

Diluted earnings per share                                      $    0.39           $   0.27           $    1.04           $   0.71
                                                                =========           ========           =========           ========

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

During the third quarter of fiscal 2005, the Company accelerated the vesting of unvested stock options awarded more than one year prior to employees and officers under its stock option plans that had exercise prices greater than $37.04, the closing price of the stock on January 18, 2005. Unvested options to purchase approximately 4.5 million shares became exercisable as a result of the vesting acceleration. Typically, the Company grants stock options that vest equally over a five-year period. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its income statement, compensation expense associated with these options in future periods, upon adoption of SFAS 123R (Share-Based Payment) in July 2005. The pretax charge to the income statement that will be avoided for fiscal 2006 onwards amounts to approximately $75 million over the course of the original vesting period, of which $36 million would have occurred in fiscal 2006. The accumulated effect of the acceleration from January 18, 2005 onwards caused proforma stock-based compensation expense to increase for the three-month period ended April 3, 2005 over the corresponding period in fiscal 2004 by approximately $88 million pretax, ($55 million net of tax) which had a significant one-time impact on the quarterly proforma stock-based compensation expense disclosed in the chart below.

Had expense been recognized for stock options granted with a grant price equal to the current fair market value of the stock at the date of grant using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:


                                                                   Three Months Ended                       Nine Months Ended
                                                         ----------------------------------        --------------------------------
                                                            April 3,             March 28,            April 3,           March 28,
                                                              2005                 2004                 2005               2004
                                                         -------------        -------------        -------------        -----------
Net income, as reported                                  $     121,633        $      85,549        $     327,927        $   229,355

Add: Stock based employee
     compensation expense
     included in reported net
     income, net of related tax effects                          4,929                 --                 10,613               --

Deduct: Total stock-based
     compensation expense
     determined under the fair
     value method, net of tax                                  (78,693)             (19,238)            (124,800)           (56,800)
                                                         -------------        -------------        -------------        -----------

Pro forma net income                                     $      47,869        $      66,311        $     213,740        $   172,555
                                                         =============        =============        =============        ===========

Earning per share:
     Basic-as reported                                   $        0.39        $        0.27        $        1.07        $      0.73
                                                         =============        =============        =============        ===========
     Basic-pro forma                                     $        0.16        $        0.21        $        0.69        $      0.55
                                                         =============        =============        =============        ===========
     Diluted-as reported                                 $        0.39        $        0.27        $        1.04        $      0.71
                                                         =============        =============        =============        ===========
     Diluted-pro forma                                   $        0.15        $        0.21        $        0.68        $      0.53
                                                         =============        =============        =============        ===========


5.       Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity. The components of comprehensive income were as follows:

                                                                 Three Months Ended                        Nine Months Ended
                                                           ------------------------------            -------------------------------
                                                           April 3,             March 28,            April 3,             March 28,
                                                             2005                 2004                 2005                 2004
                                                           ---------            ---------            ---------            ---------
Net income                                                 $ 121,633            $  85,549              327,927            $ 229,355

Increase (decrease) in
unrealized gains and losses on
available-for-sale securities                                 (2,731)                 123                 (849)              (3,875)
                                                           ---------            ---------            ---------            ---------
Total comprehensive income                                 $ 118,902            $  85,672            $ 327,078            $ 225,480
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

7.       Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (FASB) released FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("Jobs Act")" which provides guidance under FASB Statement No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the effect of the repatriation provisions of the Jobs Act.

In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard 123 (SFAS 123R), "Share-Based Payment." SFAS 123R addresses the requirements that an entity measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments by applying the accounting provisions of APB 25's intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on the Company's results of operations due to the amortization of the outstanding unvested share-based awards through their vesting period, although it will have no added impact on its overall financial position. The financial impact in future periods will depend on the level of share-based awards granted in the future. However, had the Company adopted SFAS

123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro-forma net income and earnings per share in Note 4.

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

The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of consolidated financial statements.


Inventory Valuation

The Company values inventories at the lower of cost or market. The Company records charges to write down inventories for unsalable, excess or obsolete raw materials, work-in-process and finished goods. Newly introduced parts are generally not valued until success in the market place has been determined by a consistent pattern of sales and backlog among other factors. The Company arrives at the estimate for newly released parts by analyzing sales and customer backlog against ending inventory on hand. The Company reviews the assumptions on a quarterly basis and makes decisions with regard to the reserve based on the current business climate. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could adversely affect operating results. If actual market conditions are more favorable, the Company may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on gross margin. In addition to writedowns based on newly introduced parts, statistical and judgmental assessments are calculated for the remaining inventory based on salability, obsolescence, historical experience and current business conditions.


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

Results of Operations

         The table below states the income statement items for the three and nine months ended April 3, 2005 and March 28, 2004 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim periods ended April 3, 2005 to the corresponding periods from the prior fiscal year:

                                              Three Months Ended                                  Nine Months Ended
                                ------------------------------------------------    ------------------------------------------------
                                   April 3,          March 28,       Increase/        April 3,           March 28,        Increase/
                                    2005               2004          (Decrease)         2005               2004          (Decrease)
                                -------------     --------------   -------------    -------------     --------------    ------------
Total revenue                        100.0%             100.0%           39%             100.0%             100.0%            39%
Cost of sales                         19.5               22.8            19               20.8               23.3             25
                                -------------     --------------                    -------------     --------------
    Gross profit                      80.5               77.2            45               79.2               76.7             44
                                -------------     --------------                    -------------     --------------
Expenses:
    Research and development          12.4               12.7            35               12.5               13.3             30
    Selling, general and
       administrative                 11.0                9.8            57               10.3               10.1             42
                                -------------     --------------                    -------------     --------------
                                      23.4               22.5            44               22.8               23.4             35
                                -------------     --------------                    -------------     --------------
Operating income                      57.1               54.7            45               56.4               53.3             48
Interest income, net                   2.7                2.9            27                2.6                3.5              3
                                -------------     --------------                    -------------     --------------
Income before income taxes            59.8%              57.6%           44               59.0%              56.8%            45
                                =============     ==============                    =============     ==============

Effective tax rates                   30.0%              29.0%                            30.0%              29.0%
                                =============     ==============                    =============     ==============

         Net sales for the quarter ended April 3, 2005 were $250.7 million, an increase of $41.6 million or 20% over net sales of $209.1 million for the same quarter of the previous fiscal year. The increase in net sales was primarily due to the Company selling more units into a wide variety of end-markets in response to improving overall demand. The average selling price for the third quarter of fiscal 2005 was unchanged at $1.41 per unit as compared to the third quarter of fiscal 2004. Geographically, international sales were $178.9 million or 71% of net sales, an increase of $35.8 million as compared to international sales of $143.1 million or 69% of net sales for the same period in fiscal 2004. Internationally, sales to Rest of the World (ROW), which is primarily Asia excluding Japan, represented $106.4 million or 42% of net sales, while sales to Europe and Japan were $40.9 million or 16% of net sales and $31.6 million or 13% of net sales, respectively. Domestic sales were $71.8 million or 29% of net sales in the third quarter of fiscal 2005 compared to $66.0 million or 31% of net sales in the same period in fiscal 2004.

         During the third quarter of fiscal 2005 the Company entered into a long-term royalty agreement that accounted for $40.0 million of total revenues for the quarter. During the ordinary course of business it is customary for technology companies to enter into such agreements. The $40.0 million represents past royalties under terms of a settlement and license agreement with another company. The Company expects to earn future royalties, which are dependent on sales of licensed products, quarterly from July 2005 through June 2013. Such ongoing quarterly royalty revenue is not expected to be material to each individual quarter's total revenue.

         Net sales for the nine months ended April 3, 2005 were $753.9 million, an increase of $184.7 million or 32% over net sales of $569.2 million for the same period of the previous fiscal year. The increase in net sales for the nine-month period was due to similar factors as the three-month period discussed above. The average selling price for the first nine-month period of fiscal 2005 was relatively unchanged at $1.41 per unit as compared to $1.40 per unit in the same period of fiscal 2004. Geographically, international sales were $546.8 million or 73% of net sales for the first nine-month period of fiscal 2005, an increase of $147.0 million as compared to international sales of $399.8 million or 70% of net sales for the same period in fiscal 2004. Internationally, sales to ROW, represented $315.6 million or 42% of net sales, while sales to Europe and Japan were $128.1 million or 17% of net sales and $103.1 million or 14% of net sales, respectively. Domestic sales were $207.1 million or 27% of net sales in the first nine-month period of fiscal 2005 compared to $169.4 million or 30% of net sales in the same period in fiscal 2004. The decline in the percentage of domestic sales and the related increase in the percentage of international sales primarily results from the Company's domestic customers shifting more of their manufacturing operations overseas.

         The Company ends every fiscal quarter on the Sunday nearest calendar month-end. Roughly, every five years the Company has a 53-week rather than a 52-week fiscal year. Fiscal 2005 is a 53-week year with the additional week falling in the three-month period ending January 2, 2005. Accordingly, the extra week will affect the results for the nine-month period ending April 3, 2005 and not the three-month period ending April 3, 2005. For the nine months ended April 3, 2005, the extra week had a minimal effect on revenue. The extra week resulted in slightly higher compensation costs in the Research and Development and Selling, General and Administrative lines of the Income Statement. The increase in compensation costs for Cost of Goods Sold was largely offset by lower per unit manufacturing costs resulting from an extra week of production volume. The Company received a benefit from the extra week in Interest Income because it accrued an extra week of interest income from its cash investment balance.

         Gross profit was $234.1 million and $628.6 million for the third quarter and first nine-month period of fiscal 2005, an increase of $72.6 million and $192.1 million, respectively, from the corresponding periods of fiscal 2004. Gross profit as a percentage of total revenue increased to 80.5% of total revenue in the third quarter of fiscal 2005 as compared to 77.2% of net sales for the same period in the previous fiscal year. Gross profit as a percentage of total revenue increased to 79.2% of total revenue for the first nine-month period of fiscal 2005 as compared to 76.7% of net sales for the same period of the previous fiscal year. The increases in gross profit as a percentage of total revenue for the three and nine-month periods were primarily due to the addition of royalty revenue in the third quarter of fiscal 2005 as explained above. 2.2 % of the 3.3% improvement in gross profit was related to the royalty, net of associated expenses. The remaining 1.1% improvement was due to the favorable effect of fixed costs allocated across higher production volumes in support of higher net sales. The royalty revenue recognized during the third quarter of fiscal 2005 had associated costs: legal expenses were charged to R&D and SG&A; increased profit sharing related to the royalty was charged to Costs of Goods Sold, R&D, and SG&A.

         Research and development ("R&D") expenses for the quarter ended April 3, 2005 were $36.0 million, an increase of $9.4 million or 35% over R&D expenses of $26.6 million for the same period in the previous fiscal year. The increase in R&D was primarily due to a $6.6 million increase in compensation costs. Compensation related to increased headcount, and annual merit increases totaled $1.4 million; compensation expense related to restricted stock grants totaled
$1.8 million; and, since the Company had better operating results, R&D profit sharing grew $2.7 million. The related employer taxes and other fringe costs on these increases was $0.7 million. In addition to compensation costs, the Company had a $2.8 million increase in other R&D related expenses primarily related to third party technology licenses and legal fees related to patent litigation.

         Research and development expenses for the nine-month period ended April 3, 2005 were $99.0 million, an increase of $23.0 million or 30% over R&D expenses of $76.0 million for the same period in the previous fiscal year. The increase in R&D was primarily due to a $19.1 million increase in compensation costs. The increase in compensation expense related to the extra week of labor, increased headcount and annual merit increases totaled $5.3 million; the increase in compensation expense related to restricted stock grants totaled $5.1 million; and since the Company had better operating results, R&D profit sharing grew $7.1 million. The related employer taxes and other fringe costs on these increases was $1.5 million. In addition to compensation costs, the Company had a $4.0 million increase in R&D related expenses such as third party technology licenses, legal fees, supplies, mask costs and test wafers.

         Selling, general and administrative expenses ("SG&A") for the quarter ended April 3, 2005 were $32.2 million, an increase of $11.6 million or 57% over SG&A expenses of $20.6 million for the same period in the previous fiscal year. The increase in SG&A was primarily due to a $7.4 million increase in compensation costs. Compensation related to increased headcount and annual merit increases totaled $0.7 million; compensation expense related to restricted stock grants totaled $4.5 million; and, since the Company had better operating results, SG&A profit sharing grew $2.0 million. The related employer taxes and other fringe costs on these increases was $0.2 million. In addition to compensation costs, the Company had a $3.9 million increase in legal expenses and a $0.3 million increase in other expenses such as advertising and travel costs.

         Selling, general and administrative expenses for the nine-month period ended April 3, 2005 were $81.6 million, an increase of $24.2 million or 42% over SG&A expenses of $57.4 million for the same period in the previous fiscal year. The increase in SG&A was primarily due to a $17.1 million increase in compensation costs. Compensation related to the extra week of labor, increased headcount and annual merit increases totaled $3.2 million; compensation expense related to restricted stock grants totaled $7.9 million; and, since the Company had better operating results, SG&A profit sharing grew $5.2 million. The related employer taxes and other fringe costs on these increases was $0.8 million. In addition to compensation costs, the Company had a $3.9 million increase in legal expenses and a $3.2 million increase in expenses related to advertising, increases in foreign sales office costs resulting from the weakening of the dollar, commissions for the Company's independent sales representatives and travel costs.

         Interest income, net was $7.8 million and $20.5 million for the third quarter and first nine-month period of fiscal 2005, an increase of $1.7 million and an increase of $0.6 million, respectively, from the corresponding periods of fiscal 2004. The increase for the three-month period is primarily due to an increase in the average interest rate earned on the Company's investment balance and an increase in the Company's average cash balance. The increase for the nine-month period is primarily due to the increase in interest income earned on the increase of the Company's average cash balance and due to the extra week of accrued interest income; these increases were offset by the decrease in the average interest rate earned on the Company's cash balance.

         The Company's effective tax rate was 30% for the third quarter and first nine-month period of fiscal 2005. The Company anticipates that its effective tax rate for fiscal 2005 will be 30%. The increase in the effective tax rate from 29% to 30% for fiscal 2005 results primarily from the diminishing percentage that tax-exempt interest income is of total taxable income.


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

         In the third quarter of fiscal 2005 the Company reported a 39% and 42% increase in revenue and profits, respectively, over the similar quarter in the previous fiscal year. Net product sales for the quarter ended April 3, 2005 were similar to sales in the December quarter, thereby meeting the Company's expectations. In addition, the Company's current quarters results were enhanced by $40.0 million in royalty revenue derived from the long-term royalty agreement. Going forward it continues to be a challenging environment in which to forecast upcoming results. Inventory appears to be in balance throughout the various user channels. However, many customers are cautious given the general concerns in the macroeconomic environment due in part to rising interest rates and rising oil prices. Bookings were steady throughout last quarter and grew slightly over the previous quarter. In the upcoming quarter the Company expects demand to be relatively stable with product bookings increasing slightly over the just completed quarter. Additional royalty revenue under the royalty agreement does not commence until the September quarter. However, the Company expects sequential product revenues in the June quarter to increase 2% to 3% over the quarter just ended. Consequently, the Company expects total revenue to be in the range of $255 to 258 million.

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


Liquidity and Capital Resources

         At April 3, 2005, cash, cash equivalents and short-term investments totaled $1,737.1 million, and working capital was $1,793.9 million.

         Accounts receivable totaled $112.5 million at the end of the third quarter of fiscal 2005, an increase of $33.4 million from the end of the fourth quarter of fiscal 2004. The increase is primarily due to higher shipments and days sales outstanding increased from a historic low of 30 days at the end of the fourth quarter of fiscal 2004 to 41 days at the end of the third quarter of fiscal 2005. The Company's prepaid and other current asset balance increased $41.7 million primarily due to the royalty receivable related to the long-term royalty agreement signed during the third quarter of fiscal 2005. Accrued payroll benefits decreased $8.0 million due to the Company paying profit sharing during the third quarter. The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters.

         During the first nine months of fiscal 2005, the Company generated $324.4 million of cash from operating activities and $58.1 million in proceeds from common stock issued under employee stock plans.

         During the first nine months of fiscal 2005, significant cash expenditures included the repurchase of approximately 4.5 million shares of common stock for $167.1 million, $105.4 million from net purchases of short-term investments, payments of $80.9 million in cash dividends, and purchases of $48.7 million of capital assets. In April, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share. The $0.10 per share dividend will be paid during the June quarter of fiscal 2005. The payment of future dividends will be based on quarterly financial performance.

         As of April 3, 2005 the Company had no off-balance sheet financing arrangements.

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


Item 3.    Quantitative and Qualitative Disclosures About Market Risk

         For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company's Form 10-K for the fiscal year ended June 27, 2004. There have been no material changes in the market risk affecting the Company since the filing of the Company's Form 10-K for fiscal 2004. At April 3, 2005, the Company's cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company's short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

         The Company's sales outside the United States are transacted in U.S. dollars; accordingly the Company's sales are not impacted by foreign currency rate changes. Fluctuations in foreign currency exchange rates have caused the Company's foreign sales offices and manufacturing locations to have higher operating expenses; however, they have not had a material impact on the results of operations.


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

(b) Changes in internal controls over financial reporting

         There was no change in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Total Number of Shares    Maximum Number of Shares
                                                                                  Purchased as Part of     that May Yet be Purchased
                              Total Number of Shares    Average Price Paid per     Publicly Announced         Under the Plans or
Period                              Purchased                   Share              Plans or Programs             Programs (1)
------------------------------------------------------------------------------------------------------------------------------------
Month #1 (January 3, 2005 -
January 30, 2005)                   1,500,000                   $ 37.70                 1,500,000                  7,158,952
------------------------------------------------------------------------------------------------------------------------------------
Month #2 (January 31, 2005 -
February 27, 2005)                     32,770                   $ 37.74                    32,770                  7,126,182
------------------------------------------------------------------------------------------------------------------------------------
Month #3 (February 28, 2005
- April 3, 2005)                          --                        --                       --                         --
------------------------------------------------------------------------------------------------------------------------------------
Total                               1,532,770                   $ 37.70                 1,532,770                  7,126,182
------------------------------------------------------------------------------------------------------------------------------------

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





                                       LINEAR TECHNOLOGY CORPORATION

DATE:   May 13, 2005                   BY    /s/ Paul Coghlan
                                             -----------------------------------
                                             Paul Coghlan
                                             Vice President, Finance &
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)