Form 10-K
period 2005-07-03
LINEAR TECHNOLOGY CORP /CA/
filed 2005-09-02
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the fiscal year ended July 3, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-14864
                          LINEAR TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                       94-2778785
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

1630 McCarthy Boulevard, Milpitas, California                   95035
 (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including are code (408) 432-1900

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes [X] No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $9,593,000,000 as of December 31, 2004 based upon the closing sale price on the Nasdaq National Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 306,792,088 shares of the registrant's common stock issued and outstanding as of July 31, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the "2005 Proxy Statement") for the 2005 Annual Meeting of Stockholders, to be filed subsequently

                                     PART I

ITEM 1. BUSINESS

     Except for historical information contained in this Form 10-K, certain statements set forth herein, including statements regarding future revenues and profits; future conditions in the Company's markets; availability of resources and manufacturing capacity; and the anticipated impact of current and future lawsuits and investigations are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders for the Company's products, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and variations of such words and similar expressions are intended to identify such forward-looking statements. See "Risks and Competition" in the "Business" section of this Annual Report on Form 10-K for a more thorough list of potential risks and uncertainties.

General

     Linear Technology Corporation (together with its consolidated subsidiaries, "Linear Technology" or the "Company") designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, cellular telephones, networking products, notebook computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and MP3 players, complex medical devices, automotive electronics, factory automation, process control, and military and space systems. The Company is a Delaware corporation; it was organized and incorporated in California in 1981. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

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

       The Company believes that competition in the linear circuit market is particularly dependent upon performance, functional value, quality, reliability and service. As a result, linear circuit pricing has generally been more stable than most digital circuit pricing. In recent years the average selling price of the Company's products in total has declined. This is primarily a result of an increase in sales of smaller package products as a percentage of total units sold, which have lower average selling prices and lower manufacturing costs.

       Less Japanese And Other Asian Competition. To date, Japanese and other Asian firms have concentrated their efforts on the high volume digital and consumer linear markets, as opposed to the high performance end of the linear circuit market served by the Company.

Products and Markets

     Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the analog integrated circuit market. "High performance" may be characterized by higher precision, higher efficiency, lower noise, higher speed, more subsystem integration on a single chip and many other special features. The Company focuses virtually all of its design efforts on proprietary products, which at the time of introduction are original designs by the Company offering unique characteristics differentiating them from those offered by competitors.

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

     High Speed Amplifiers - These amplifiers are used to amplify signals from 5 megahertz to several hundred megahertz for applications such as video, fast data acquisition and communications.

     Voltage Regulators - Voltage regulators deliver a tightly controlled voltage to power electronic systems. This category of product consists primarily of two types, the linear regulator and the switch mode-regulator. Switch mode regulators are also used to convert voltage up or down within an electronic system for power management and battery charging.

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

     Data Converters - These circuits change linear (analog) signals into digital signals, or visa versa, and are often referred to as data acquisition subsystems, A/D converters and D/A converters. The accuracy and speed with which the analog signal is converted to its digital counterpart (and visa versa) is considered a key characteristic for these devices. Low speed data converters may have resolution up to 24 bits, while high speed converters may operate in the region of 100 megahertz sample rate.

     Radio Frequency Circuits - These circuits include mixers, modulators, demodulators, amplifiers, drivers, and power detectors and controllers. They are used in wireless and cable infrastructure, cellphones, and wireless data communications infrastructure.

     Other - Other linear circuits include buffers, battery monitors, motor controllers, hot swap circuits, comparators, sample-and-hold devices, drivers and filters (both switched capacitor and continuous time,) which are used to limit and/or manipulate signals in such applications as cellular telephones, base stations, navigation systems and industrial applications.

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

The following table sets forth examples of product families by end-market application and end-market:

Market                 End Applications/Products                        Example Product Families
------                 -------------------------                        ------------------------
                                                                 __
Industrial             Flow or rate metering                      |
                       Position/pressure/                         |
                           temperature sensing and controls       |
                       Robotics                                   |
                       Energy management                          |
                       Process control data communication         |
                       Network and factory automation             |
                       Security and surveillance systems          |
                       Curve tracers                              |     Data acquisition products
                       Logic analyzers                            |     High performance operational
                       Multimeters                                |       amplifiers
                       Oscilloscopes                              |     Interface (RS 485/232) products
                       Test equipment                             |     Instrumentation amplifiers
                       Voltmeters                                 |     Line drivers
                       Network analyzers                          |     Line receivers
                       Weighing scales                            |     Precision comparators
                       Analytic instruments                       |     Precision voltage references
                       Gas chromatographs                         |     Monolithic filters
                       EKG, CAT scanners                          |     Switching voltage regulators
                       DNA analysis                               |     Voltage references
                       Blood analyzers                            |     Hot swap circuits
                                                                  |     DC-DC converters
Space/Military         Communications                             |
                       Satellites                                 |
                       Guidance and navigation systems            |



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

                                                                __
Communications         Cellular phones(CDMA/WCDMA/GPRS/3G)        |     DC - DC converters
                       Cellular basestations                      |     V.35  transceivers
                       Pagers                                     |     High-speed  amplifiers
                       Modems/fax  machines                       |     Line drivers
                       PBX switches                               |     Line  receivers
                       Optical networking                         |     Low noise operational amplifiers
                       ADSL modems                                |     Micropower products
                       Channel service unit/data service units    |     Power management products
                       Cable modems                               |     Switched capacitor filters
                       Internet appliances                        |     Voltage references
                       Servers                                    |     Voltage regulators
                       Routers                                    |     Data acquisition products
                       Switches                                   |     Hot Swap controllers
                       Power over Ethernet                        |     Multi-protocol circuits
                                                                  |     Thermoelectric coolers
                                                                  |     Power amplifier controllers
                                                                  |     Mixers/Modulators/Demodulators
                                                                  |     Battery chargers
                                                                  |     Power over Ethernet controllers
                                                                __|     Multi-Phase switching regulators

                                                                __
Computer/High-         Communications/interface modems            |     Battery chargers
End Consumer           Disk drives                                |     DC - DC converters
                       Notebook computers                         |     Data acquisition  products
                       Desktop computers                          |     Hot Swap  controllers
                       Workstations                               |     Line drivers
                       LCD monitors                               |     Line receivers
                       Plotters/printers                          |     Low drop out linear regulators
                       Digital still cameras                      |     Micropower  products
                       High  Definition TVs                       |     Multi-Phase  switching  regulators
                       Handheld  PCs                              |     PCMCIA power switching
                       Battery  chargers                          |     Power management
                       Electronic Toys                            |     Power sequencing/monitoring
                       Video/multimedia systems                   |
                       MP3 players                                |
                       Digital video recorders                    |
                       Set top boxes/Satellite  receivers         |
                       Plasma and LCD display TVs                 |
                       PDAs                                       |
                                                                __|

Marketing and Customers

     The Company markets its products worldwide, through a direct sales staff, electronics distributors and a small network of independent sales representatives, to a broad range of customers in diverse industries. The
Company sells to over 15,000 Original Equipment Manufacturer (OEM) customers directly and/or through the sales distributor channel. Distributor and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements. The Company's primary domestic distributor, Arrow Electronics, accounted for 13% of net revenues during fiscal 2005 and 18% of accounts receivable as of fiscal 2005 year-end; 15% of net revenues during fiscal 2004 and 20% of accounts receivable as of fiscal 2004 year-end; and 15% of net revenues for fiscal 2003 and 18% of accounts receivable as of fiscal 2003 year-end. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of net revenues for fiscal 2005, 2004 or 2003.

     The Company's products typically require a sophisticated technical sales effort. The Company's sales organization is divided into domestic and international regions. The Company's sales offices located in the United States are in the following metropolitan areas: Seattle, Boston, Baltimore, Denver, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, San Jose, Los Angeles, Irvine, San Diego, Huntsville, Minneapolis, Cleveland and Portland. Internationally, the Company has sales offices in: London, Stockholm, Ascheberg, Munich, Stuttgart, Paris, Lyon, Milan, Helsinki, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai and Shenzhen.

     The Company has agreements with 3 independent sales representatives in the United States and 1 in Canada. Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 3 independent distributors in North America, 4 in Europe, 3 in China, 2 each in Japan and Taiwan, and 1 each in Korea, Singapore, Malaysia, Thailand, South Africa, Philippines, India, Israel, Brazil, Australia, and New Zealand. The Company's distributors purchase the Company's products for resale to customers. Additionally, domestic distributors often sell competitors' products. Under certain agreements, the Company's domestic distributors are entitled to price protection on inventory if the Company lowers the prices of its products. The agreements also generally permit distributors to exchange up to 3% of purchases on a semi-annual basis.

     The Company's sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates. The agreements generally permit distributors to exchange up to 5% of purchases on a semi-annual basis. See Critical Accounting Estimates and Note 1 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which contains information regarding the Company's revenue recognition policy.

     During fiscal 2005, 2004 and 2003, export sales were primarily to Europe, Japan and Rest of the World ("ROW"), which is primarily Asia excluding Japan, and represented approximately 70%, 71% and 68% of net revenues, respectively. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.

     The Company's backlog of released and firm orders was approximately $90.1 million at July 3, 2005 as compared with $151.2 million at June 27, 2004. In addition to its backlog, the Company had $37.9 million of products sold to and held by domestic distributors at July 3, 2005 as compared to $36.0 million at June 27, 2004. Generally, shipments to domestic distributors are not recognized as revenues until the distributor has sold the products to its customers. The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months. Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty. Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month. The ordering practices of many semiconductor customers has shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates in concert with the Company's lead times. Also, the Company's agreements with certain distributors provide for price protection. Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

Manufacturing

     The Company's wafer fabrication facilities are located in Camas, Washington ("Camas") and Milpitas, California ("Hillview"). Each facility was built to Company specifications to support a number of sophisticated process technologies and to satisfy rigorous quality assurance and reliability requirements of United States military specifications and major worldwide OEM customers. In addition to wafer fabrication facilities, the Company has an assembly facility located in Malaysia and a test facility located in Singapore. All of the Company's facilities have received ISO 9001/ISO 9002, QS9000 and ISO 14001 certifications. In addition, the Company's Milpitas, Camas and Singapore manufacturing facilities are certified to TS 16949.

     The Company's wafer fabrication facility located in Camas, Washington is used to produce six-inch diameter wafers for use in the production of the Company's devices. During fiscal 2001, the Company purchased an additional 16.5 acres adjacent to its Camas facility for future expansion. The Company's Hillview facility is also a six-inch wafer fabrication plant. The Company currently uses similar manufacturing processes in both its Hillview and Camas facilities.

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

CMOS/ Thin Films                       Stability, precision                             Filters, data conversion

High Voltage CMOS                      High voltage general-purpose,                    Switches, chopper amplifiers
                                       compatible with Bipolar

Bipolar/Thin Films                     Precision, stability, matching                   Converters, amplifiers

RF Bipolar                             High speed, low power                            RF wireless, high speed data communications


     The Company emphasizes quality and reliability from initial product design through manufacturing, packaging and testing. The Company's design team focuses on fault tolerant design and optimum location of circuit elements to enhance reliability. Linear Technology's wafer fabrication facilities have been designed to minimize wafer handling and the impact of operator error through the use of microprocessor-controlled equipment. The Company has received Defense Supply Center, Columbus (DSCC,) Jan Class S Microcircuit Certification, which enables the Company to manufacture products intended for use in space or for critical applications where replacement is extremely difficult or impossible and where reliability is imperative. The Company has also received MIL-PRF-38535 Qualified Manufacturers Listing (QML) certification for military products from DSCC.

     Processed wafers are sent to either the Company's assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in October 1994 and services approximately 70% to 90% of the Company's assembly requirements for plastic packages. The Company's primary subcontractors are Carsem Sdn, located in Malaysia; and NSE, located in Thailand. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

     After assembly, most products are sent to the Company's Singapore facility for final testing, inspection and packaging as required. Some products are returned to Milpitas for the same back-end processing. In addition, the Company's Singapore facility serves as a major warehouse and distribution center with the bulk of the Company's shipments to end customers originating from this facility. The expansion of the Singapore facility is nearing completion and is expected to be available for use in the first quarter of fiscal 2006. The expansion will be used primarily to increase the facility's capacity for test and distribution operations.

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

     Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal 2006.

Patents, Licenses and Trademarks

     The Company has been awarded 281 United States and International patents and has filed 147 additional patent applications. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

     The Company relies on patents, trademarks, international treaties and organizations, and foreign laws to protect and enforce its intellectual property. The Company continuously assesses whether to seek formal protection for particular innovation and technologies. As part of the Company's enforcement of its intellectual property, the Company entered into a royalty agreement during fiscal 2005. The agreement resulted in a $40.0 million increase to the Company's revenues for past royalties. Under the terms of the agreement the Company also expects to earn future royalties, which are dependent on the other company's sales of licensed products, quarterly from July 2005 through June 2013.

     As is common in the semiconductor industry, the Company has at times been notified of claims that it may be infringing patents issued to others. If it appears necessary or desirable, the Company may seek licenses under such patents, although there can be no assurance that all necessary licenses can be obtained by the Company on acceptable terms. In addition, from time to time the Company may negotiate with other companies to license patents, products or process technology for use in its business. On March 7, 2003, the Company entered into a ten-year patent portfolio cross license agreement with Texas Instruments, Inc.

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

     As of July 3, 2005, the Company had 833 employees involved in research, development and engineering related functions of which 445 employees are engaged in new product design. In recent years, the Company has opened remote design centers throughout the United States, Singapore and Malaysia as part of the Company's strategy of obtaining and retaining analog engineering design talent. For fiscal years 2005, 2004, and 2003, the Company spent approximately $131.4 million, $104.6 million and $91.4 million, respectively, on R&D. The increase in R&D expenses in 2005 over 2004 was primarily due to an increase in labor expenses caused by increases to profit sharing, restricted stock charges and headcount. Headcount in R&D personnel increased to 833 in fiscal 2005 from 752 in fiscal 2004.

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

     The semiconductor industry is characterized by rapid technological change, price erosion, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies, and significant expenditures for capital equipment and product development. New product introductions are a critical factor for future sales growth and sustained profitability. Although the Company believes that the high performance segment of the linear circuit market is generally less affected by price erosion or by significant expenditures for capital equipment and product development than other semiconductor market sectors, future operating results may reflect substantial period-to-period fluctuations due to these or other factors.

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

Dependence on Independent Subcontractors and Foundries. A portion of the Company's wafers (10% to 30%) are processed by offshore independent assembly subcontractors located in Malaysia and Thailand. These subcontractors separate wafers into individual circuits and assemble them into various finished package types. Reliability problems experienced by the Company's assemblers could cause problems in delivery and quality resulting in potential product liability to the Company. The Company could also be adversely affected by political disorders, labor disruptions, and natural disasters in these locations.

     The Company is dependent on outside silicon foundries for a small portion (less than 5%) of its wafer fabrication. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company's quality standards, the Company's business and relationships with its customers for the limited quantities of products produced by these foundries could be adversely affected. Finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.

Worldwide Operations. During fiscal 2005 70% of the Company's net revenues were derived from customers in international markets. Also, the Company has test and assembly facilities outside the United States in Singapore and Malaysia. Accordingly, the Company is subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies.

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

Summary. Although the Company believes that it has the product lines, manufacturing facilities and technical and financial resources for its current operations, revenues and profitability can be significantly affected by the above and other factors. Additionally, the Company's common stock could be subject to significant price volatility should sales and/or earnings fail to meet the expectations of the investment community. Furthermore, stocks of high technology companies are subject to extreme price and volume fluctuations that are often unrelated or disproportionate to the operating performance of these companies.

Employees

     As of July 3, 2005, the Company had 3,217 employees, including 330 in marketing and sales, 833 in research, development and engineering related functions, 1,960 in manufacturing and production, and 94 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

     The executive officers of the Company, and their ages as of September 2, 2005, are as follows:

Name                         Age      Position
----                         ---      --------
Robert H. Swanson, Jr. ..... 67        Executive Chairman of the Board of Directors
Lothar Maier................ 50        Chief Executive Officer
David B. Bell............... 49        President
Paul Chantalat.............. 55        Vice President Quality and Reliability
Paul Coghlan................ 60        Vice President of Finance and Chief Financial Officer
Robert C. Dobkin............ 61        Vice President of Engineering and Chief Technical Officer
Alexander R. McCann ........ 39        Vice President and Chief Operating Officer
Richard Nickson............. 55        Vice President of North American Sales
David A. Quarles............ 39        Vice President of International Sales
Donald Paulus............... 48        Vice President and General Manager, Power Products
Robert Reay................. 44        Vice President and General Manager, Mixed Signal Products

     Mr. Swanson, a founder of the Company, has served as Executive Chairman of the Board of Directors since January 2005. Prior to that time he served as Chairman of the Board of Directors and Chief Executive Officer since April 1999, and prior to that time as President, Chief Executive Officer and a director of the Company since its incorporation in September 1981. From August 1968 to July 1981, he was employed in various positions at National Semiconductor Corporation ("National"), a manufacturer of integrated circuits, including Vice President and General Manager of the Linear Integrated Circuit Operation and Managing Director in Europe. Mr. Swanson has a B.S. degree in Industrial Engineering from Northeastern University.

     Mr. Maier was named Chief Executive Officer of Linear Technology in January 2005. Prior to that, Mr. Maier served as the Company's Chief Operating Officer for more than five years. Before joining Linear Technology, Mr. Maier held various management positions at Cypress Semiconductor Corp. from 1983 to 1999, most recently as Senior Vice President and Executive Vice President of Worldwide Operations. He holds a BS degree in Chemical Engineering from the University of California at Berkeley.

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

     Mr. Chantalat has served as Vice President of Quality and Reliability since July 1991. From January 1989 to July 1991, he held the position of Director of Quality and Reliability. From July 1983 to January 1989 he held the position of Manager of Quality and Reliability. From February 1976 to July 1983, he was employed in various positions at National where his most recent position was Group Manager of Manufacturing Quality Engineering. Mr. Chantalat received a B.S. and an M.S. in Electrical Engineering from Stanford University in 1970 and 1972, respectively.

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

     Mr. McCann was named Chief Operating Officer of Linear Technology in January 2005, prior to that Mr. McCann served as Vice President of Operations since January 2004. Prior to joining Linear, he was Vice President of Operations at NanoOpto Corporation in Somerset, NJ (2002-2003), Vice President of Worldwide Operations at Anadigics Inc. in Warren, NJ (1998-2002) and held various management positions at National Semiconductor UK Ltd. (1985-1998). Mr. McCann received a B.S. (equivalent) in Electrical and Electronic Engineering in 1985 from James Watt College and an MBA in 1998 from the University of Glasgow Business School.

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

     Mr. Quarles has served as Vice President of International Sales since August 2001. From October 2000 to August 2001, he held the position of Director of Marketing. From July 1996 to September 2000, he held the position of Director of Asia-Pacific Sales stationed in Singapore. From June 1991 to July 1996, he worked as a Sales Engineer and later as District Sales Manager for the Bay Area sales team. Prior to Linear, Mr. Quarles worked two years as a Sales Engineer at National. Mr. Quarles received a B.S. in Electrical Engineering in 1988 from Cornell University.

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

ITEM 2.    PROPERTIES

     At July 3, 2005, the Company owned the major facilities described below:

------------ ------------------------------ ---------------- ---------------------------------------------------------------------
  No. of
   Bldgs           Location                   Total Sq. Ft                      Use
------------ ------------------------------ ---------------- ---------------------------------------------------------------------
4            Milpitas, California           267,000          Executive and administrative offices, wafer fabrication, test and assembly operations, research and development, sales and marketing, and warehousing and distribution
------------ ------------------------------ ---------------- ---------------------------------------------------------------------
1            Camas, Washington              105,000          Wafer fabrication
------------ ------------------------------ ---------------- ---------------------------------------------------------------------
1            Chelmsford, Massachusetts      30,000           Research and development; sales and administration
------------ ------------------------------ ---------------- ---------------------------------------------------------------------
1            Colorado Springs, Colorado     20,000           Research and development
------------ ------------------------------ ---------------- ---------------------------------------------------------------------
2            Singapore (A)                  189,000          Test and packaging operations, warehousing and distribution, research and development
------------ ------------------------------ ---------------- ---------------------------------------------------------------------
1            Malaysia (B)                   130,000          Assembly operations, research and development
------------ ------------------------------ ---------------- ---------------------------------------------------------------------

(A) Leases on the land used for this facility expire in 2021 through 2022 with an option to extend the lease for an additional 30 years. The Company is nearing completion of the expansion of this facility that will add an additional 117.0 thousand square feet to the facility.

(B) Leases on the land used for this facility expire in 2054 through 2057.

     The Company leases design facilities located in: Milpitas, California; Bedford, New Hampshire; Raleigh, North Carolina; Burlington, Vermont; Santa Barbara, California; Grass Valley, California; and Phoenix, Arizona. The Company leases sales offices in the United States in the areas of Bellevue, Baltimore, Denver, Milpitas, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, Los Angeles, Irvine, San Diego, Huntsville, Minneapolis, Cleveland and Portland; and internationally in London, Stockholm, Helsinki, Ascheberg, Munich, Stuttgart, Paris, Lyon, Milan, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai and Shenzhen. In addition to the above, the Company leases two buildings at its corporate headquarters used for warehousing, distribution and future expansion. See Note 6 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The Company believes that its existing facilities are suitable and adequate for its business purposes through fiscal year 2006.

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

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2005.

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

      The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended July 3, 2005. In addition to the shares purchased in the table below, the Company also purchased a total of 4,532,770 shares in the first, second and third quarter of fiscal 2005. During fiscal 2005, the Company purchased a total of 7,032,770 shares of common stock for $257.2 million.

                                                                               Total Number of Shares
                                                                                Purchased as Part of     Maximum Number of Shares
                                         Total Number of     Average Price    Publicly Announced Plans   that May Yet be Purchased
Period                                  Shares Purchased     Paid per Share        or Programs (1)      Under the Plans or Programs
------------------------------------------------------------------------------------------------------------------------------------
Month #1 (April 4, 2005 - May 1, 2005)      2,325,000           $ 36.10               2,325,000                 14,801,182
------------------------------------------------------------------------------------------------------------------------------------
Month #2 (May 2, 2005 - May 29, 2005)         175,000           $ 35.53                 175,000                 14,626,182
------------------------------------------------------------------------------------------------------------------------------------
Month #3 (May 30, 2005 - July 3, 2005)         --                  --                    --                         --
------------------------------------------------------------------------------------------------------------------------------------
Total                                       2,500,000           $ 36.06               2,500,000                 14,626,182
------------------------------------------------------------------------------------------------------------------------------------

      (1) On July 26, 2005, the Company's Board of Directors authorized the Company to purchase up to an additional 10,000,000 shares of its outstanding common stock in the open market over a two year time period. The 10,000,000 shares authorized is included in the maximum number of shares that may yet be purchased under the plans or programs above.

ITEM 6. SELECTED FINANCIAL DATA

FIVE FISCAL YEARS ENDED JULY 3, 2005                   2005           2004          2003         2002          2001
----------------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts
Income statement information
Net revenues                                       $ 1,049,694    $   807,281   $   606,573  $   512,282   $   972,625
Net income                                             433,974        328,171       236,591      197,629       427,456
Basic earnings per share                                  1.41           1.05          0.76         0.62          1.35
Diluted earnings per share                                1.38           1.02          0.74         0.60          1.29
Weighted average shares outstanding - Basic            307,426        312,063       313,115      317,215       316,924
Weighted average shares outstanding - Diluted          315,067        321,456       321,375      328,538       332,527

Balance sheet information
Cash, cash equivalents and short-term
    investments                                    $ 1,790,912    $ 1,656,540   $ 1,593,567  $ 1,552,030   $ 1,549,002
Total assets                                         2,286,234      2,087,703     2,056,879    1,988,433     2,017,074
Long-term debt                                              --             --            --           --            --

Cash dividends per share                           $      0.36    $      0.28   $      0.21  $      0.17   $      0.13
-----------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Estimates

     The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require it to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company regularly evaluates these estimates, including those related to inventory valuation, revenue recognition and income taxes. These estimates are based on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying values of assets and liabilities.

     The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of consolidated financial statements.

Inventory Valuation

     The Company values inventories at the lower of cost or market. The Company records charges to write down inventories for unsalable, excess or obsolete raw materials, work-in-process and finished goods. Newly introduced parts are generally not valued until success in the market place has been determined by a consistent pattern of sales and backlog among other factors. The Company arrives at the estimate for newly released parts by analyzing sales and customer backlog against ending inventory on hand. The Company reviews the assumptions on a quarterly basis and makes decisions with regard to the reserve based on the current business climate. In addition to write-downs based on newly introduced parts, judgmental assessments are calculated for the remaining inventory based on salability, obsolescence, historical experience and current business conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could adversely affect operating results. If actual market conditions are more favorable, the Company may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on gross margin.

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

Income Taxes

     The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions, such as the tax benefit for export sales, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to the tax provision in a subsequent period.

     The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are probable. If the Company determines that payment of these amounts is unnecessary, it will reverse the liability and recognize a tax benefit during the period in which it determines that the liability is no longer necessary. On the other hand, the Company will record an additional charge to its provision for taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be. For a discussion of current tax matters, see "Note 5. Income Taxes" and "Note 6. Commitments and Contingencies" in Part II, Item 8 of this Form 10-K.

Results of Operations

     The table below states the income statement items as a percentage of net revenues and provides the percentage change of such items compared to the prior fiscal year amount.

                                                      Fiscal Year Ended                               Percentage Change
                                      ---------------------------------------------------     -----------------------------------
                                         July 3,          June 27,           June 29,           2005 Over           2004 Over
                                          2005              2004               2003                2004                2003
                                      --------------    --------------    ---------------     ---------------     ---------------
Net revenues                              100.0%            100.0%            100.0%                 30%                 33%
Cost of sales                              20.9              23.0              25.6                  18                  20
                                           ----              ----              ----
    Gross profit                           79.1              77.0              74.4                  34                  38
                                           ----              ----              ----
Expenses:
     Research & development                12.5              13.0              15.1                  26                  14
     Selling, general &
     administrative                        10.4               9.9              10.8                  37                  22
                                           ----               ---              ----
                                           22.9              22.9              25.9                  30                  18
                                           ----              ----              ----
Operating income                           56.2              54.1              48.5                  35                  48
Interest income, net                        2.9               3.2               6.4                  19                 (34)
                                           ----              ----              ----
Income before income taxes                 59.1%             57.3%             54.9%                 34                  39
                                           ====              ====              ====

Effective tax rates                        30.0%             29.0%             29.0%
                                           ====              ====              ====


     Net revenues for the twelve months ended July 3, 2005 were $1,049.7 million, an increase of $242.4 million or 30% over net revenues of $807.3 million for the same period of the previous fiscal year. The $242.4 million increase in net revenues is primarily due to a $202.4 million increase in product sales, largely due to an increase in unit volume for the twelve-month period. Demand increased for the Company's products in each of its major end-markets, particularly in the industrial, communication and high-end consumer markets. The average selling price for the twelve months ended July 3, 2005 was relatively unchanged at $1.44 per unit as compared to $1.40 per unit in fiscal 2004.

     In addition to product sales, the Company entered into a long-term royalty agreement during the third quarter of fiscal 2005 that accounted for $40.0 million of net revenues for the year. The $40.0 million represents past royalties under terms of the settlement and license agreement with the other company. The Company expects to earn future royalties, which are dependent on sales of licensed products by the other company, quarterly from July 2005 through June 2013. Such ongoing quarterly royalty revenue is not expected to be material to each individual quarter's net revenues.

     Geographically, international net revenues were $731.0 million or 70% of net revenues for the twelve months ended July 3, 2005, an increase of $161.3 million as compared to international net revenues of $569.7 million or 71% of net revenues for the same period in fiscal 2004. Internationally, sales to Rest of the World ("ROW"), which is primarily Asia excluding Japan, represented $414.3 million or 39% of net revenues, while sales to Europe and Japan were $173.8 million or 17% of net revenues and $142.9 million or 14% of net revenues, respectively. Domestic net revenues were $318.7 million or 30% of net revenues for the twelve months ended July 3, 2005, an increase of $81.1 million as compared to net domestic revenues of $237.6 million or 29% of net revenues in the same period in fiscal 2004. The $81.1 million increase in domestic net revenues includes the $40.0 million royalty mentioned above.

     Net revenues for the twelve months ended June 27, 2004 were $807.3 million, an increase of $200.7 million or 33% over net revenues of $606.6 million for the same period of the previous fiscal year. The increase in net revenues for the twelve-month period was due to a significant increase in unit volume as demand increased for the

Company's products in each of its major end-markets, particularly in the industrial and communication markets. This increase in unit volume was enhanced by significant growth in sales of smaller packaged products that go into a wide variety of hand-held products such as cellular phones and MP3 players. The significant increase in unit volume was offset partially by a reduction in average selling price, which decreased to $1.40 in fiscal 2004 from $1.57 in fiscal 2003, primarily as a result of the change in sales mix towards smaller packages which carry lower average selling prices.

     Geographically, international net revenues were $569.7 million or 71% of net revenue for the twelve months ended June 27, 2004, an increase of $156.3 million as compared to international net revenues of $413.4 million or 68% of net revenues for the same period in fiscal 2003. Internationally, sales to ROW represented $309.1 million or 38% of net revenues, while sales to Europe and Japan were $140.4 million or 18% of net revenues and $120.2 million or 15% of net revenues, respectively. Domestic net revenues were $237.6 million or 29% of net revenues for the twelve months ended June 27, 2004, an increase of $44.4 million as compared to domestic net revenues of $193.2 million or 32% of net revenues in the same period in fiscal 2003. Net revenues increased in absolute dollars both internationally and domestically, however the decline in domestic net revenues as a percentage of net revenues and the respective increase in international net revenues as a percentage of net revenues resulted primarily from the Company's domestic customers shifting more of their manufacturing operations overseas.

     The Company ends every fiscal quarter on the Sunday nearest calendar month-end. Roughly, every five years the Company has a 53-week rather than a 52-week fiscal year. Fiscal 2005 is a 53-week year with the additional week falling in the three-month period ending January 2, 2005. For the twelve months ended July 3, 2005, the extra week had a minimal effect on net revenues. The extra week resulted in slightly higher compensation costs in the Research and Development and Selling, General and Administrative lines of the Income Statement. The increase in compensation costs for Cost of Goods Sold was largely offset by lower per unit manufacturing costs resulting from an extra week of production volume. The Company received a benefit from the extra week in Interest Income because it earned an extra week of interest income from its cash investment balance.

     Gross profit for the year ended July 3, 2005 was $830.5 million, an increase of $209.2 million or 34% over gross profit of $621.3 million in fiscal 2004. Gross profit as a percentage of net revenues increased to 79.1% of net revenues in fiscal 2005 as compared to 77.0% of net revenues in fiscal 2004. The increase in gross profit as a percentage of net revenues in fiscal 2005 was primarily due to the favorable effect of fixed costs allocated across higher net revenues. The $40.0 million dollar royalty also caused a one-time improvement in gross profit as a percentage of net revenues due to the royalty having minimal incremental production costs.

     Gross profit for the year ended June 27, 2004 was $621.3 million, an increase of $169.8 million or 38% over gross profit of $451.5 million in fiscal 2003. Gross profit as a percentage of net revenues increased to 77.0% of net revenues in fiscal 2004 as compared to 74.4% of net revenues in fiscal 2003. The increase in gross profit as a percentage of net revenues in fiscal 2004 was primarily due to the favorable effect of fixed costs allocated across higher net revenues. The decrease in average selling price referred to above did not have a commensurate effect on gross margin. Most of the reduction in average selling price was due to a change in product mix as the Company has had increased sales of products with smaller die and package types, which have a smaller average selling price, but also lower costs.

     Research and development ("R&D") expense for the year ended July 3, 2005 was $131.4 million, an increase of $26.8 million or 26% over R&D expense of $104.6 million in fiscal 2004. The increase in R&D was primarily due to a $22.8 million increase in compensation costs. The increase in compensation expense related to the extra week of labor, increased headcount and annual merit increases which totaled $6.8 million; the increase in compensation expense related to restricted stock grants totaled $7.0 million; and, since the Company had better operating results, increased R&D profit sharing totaled $7.1 million. The related employer taxes and other fringe costs on these increases was $1.9 million. In addition to compensation costs, the Company had a $4.0 million increase in R&D related expenses such as third party technology licenses, legal fees, supplies, mask costs and test wafers.

     R&D expense for the year ended June 27, 2004 was $104.6 million, an increase of $13.2 million or 14% over R&D expense of $91.4 million in fiscal 2003. The increase in R&D was primarily due to a $10.6 million increase in compensation costs. Compensation costs increased as the result of increases to the profit sharing accrual, employee headcount, annual merit increases, and the related fringe on these increases. Since the Company had better operating results, R&D profit sharing grew $5.5 million while compensation related to headcount, annual merit increases and the related fringe on these increases together totaled $5.1 million. In addition, the Company had a $2.6 million increase in non-compensation costs, primarily software maintenance amortization, supplies and depreciation.

     Selling, general and administrative ("SG&A") expense for the year ended July 3, 2005 was $109.4 million, an increase of $29.4 million or 37% over SG&A expense of $80.0 million in fiscal 2004. The increase in SG&A was due to a $20.8 million increase in compensation costs. Compensation related to the extra week of labor, increased headcount and annual merit increases totaled $3.5 million; compensation expense related to restricted stock grants totaled $11.0 million; and, since the Company had better operating results, increased SG&A profit sharing totaled $5.2 million. The related employer taxes and other fringe costs on these increases was $1.1 million. In addition to compensation costs, the Company had a $5.5 million increase in legal expenses and a $3.1 million increase in expenses related to advertising, commissions for the Company's independent sales representatives and travel costs.

     SG&A expense for the year ended June 27, 2004 was $80.0 million, an increase of $14.4 million or 22% over SG&A expense of $65.6 million in fiscal 2003. The increase in SG&A was due to a $10.5 million increase in compensation costs. Compensation costs grew as the result of increases to the profit sharing accrual, employee headcount, annual merit increases and commissions. Since the Company had better operating results, SG&A profit sharing grew $4.0 million while compensation related to headcount, annual merit increases and commissions together totaled $6.5 million. In addition to compensation costs, the Company had a $3.9 million increase in SG&A related expenses for advertising, outside services and travel costs.

     Interest income, net increased 19% in fiscal 2005 to $30.3 million from $25.5 million in fiscal 2004. Interest income, net increased in fiscal 2005 when compared to fiscal 2004 due to the higher average interest rate earned on the Company's average cash balance; the interest income earned on the increase of the Company's average cash balance and the extra week of accrued interest income resulting from the 53-week work year.

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

     The Company's effective tax rate was 30% in fiscal 2005 and 29% in fiscal 2004 and 2003. The increase in the tax rate from 29% in fiscal 2004 to 30% in fiscal 2005 is due to the diminishing percentage that tax-exempt interest income is of total taxable income. The tax rate is lower than the federal statutory rate primarily due to business activity in foreign jurisdictions with lower tax rates, tax-exempt interest income and the tax credits received by the Company for qualified R&D expenditures. During the first quarter of fiscal 2006 the Malaysian government agreed to extend the Company's partial tax holiday through July 2015. In addition to the Malaysian tax holiday, the Company also has a partial tax holiday in Singapore through 2011 that may be extended through 2014 provided that the Company fulfills additional investment requirements in qualifying activities.

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

     Fiscal 2005 was a good year for the Company, net revenues and net income grew 30% and 32%, respectively, over fiscal 2004. For the first time in the Company's history net revenues reached $1.0 billon, which included a $40.0 million royalty. The royalty revenue was a significant event for the Company since it confirms the strength of its intellectual property.

     Going forward it continues to be a challenging environment to forecast upcoming results. The June quarter book to bill ratio was slightly less than one, which therefore lowered backlog. Consequently, the September quarter will require a modestly higher percentage of "turns" business, which is orders that must be booked and shipped in the same period. The Company expects that bookings will increase in the September quarter. The Company's September quarter usually begins to show strength in its consumer oriented business although the industrial and communication business is generally slower for the Company. Macro economic trends continue to improve and the September quarter has started strong, with July being the strongest four-week booking month that the Company has had in over a year. Given the above data points and other factors, the Company expects that sales for the September quarter will be similar to the quarter just completed. The Company will begin expensing stock options in the September quarter, which will have an adverse impact on earnings. The Company estimates that total stock based compensation will impact net income by approximately 10% or roughly $0.03 cents a share for the September quarter.

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

Liquidity and Capital Resources

     At July 3, 2005, cash, cash equivalents and short-term investments totaled $1.8 billion and working capital was $1.8 billion. During fiscal 2005, the Company repurchased 7.0 million shares of its common stock for $257.2 million and distributed $111.0 million in dividends. After taking into consideration the cash used for these purchases and dividend payments, the Company generated additional cash and short-term investments of $134.4 million.

     The Company's accounts receivable balance increased $46.7 million from $79.1 million at the end of fiscal 2004 to $125.8 million at the end of fiscal 2005. The increase is due to higher sales and higher day sales outstanding (DSO) which increased from a historical low of 30 days at the end of the fourth quarter of fiscal 2004 to a more representative 45 days at the end of the fourth quarter of fiscal 2005. DSO of 30 days was unusually low last year due to unusually high collections at the end of the period. Fourth quarter collections in 2004 were $19.0 million higher than shipments.

     The Company's accrued payroll and related benefits balance increased $9.5 million from $54.3 million at the end of fiscal 2004 to $63.8 million at the end of fiscal 2005. The increase is primarily due to increases in the Company's profit sharing accrual. The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters.

     During fiscal 2005, the Company generated $492.7 million of cash from operating activities and $72.7 million in proceeds from common stock issued under employee stock plans. During fiscal 2005, significant cash expenditures included repurchasing $257.2 million of common stock, payments of $111.0 million in cash dividends to stockholders, representing $0.08 per share per quarter for the first and second quarters and $0.10 per share per quarter for the third and fourth quarters, $62.1 million for the purchase of capital assets and net purchases of short-term investments of $15.4 million. In July, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share to be paid during the September quarter of fiscal 2006. The payment of future dividends will be based on quarterly financial performance.

     The Company has no debt and has historically satisfied its liquidity needs through cash generated from operations. Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the foreseeable future.

     As of July 3, 2005, the Company had no off-balance sheet financing arrangements. At the end of fiscal 2005 the Company entered into a purchase agreement of approximately $22.0 million for two buildings it currently leases. The agreement is contingent upon the owner selling a third building that the Company currently leases. The effect of the agreement will not be significant to the Company's overall results of operation or financial position. The Company did not have any other significant contractual obligation outside of operating leases as disclosed in Note 6 of Notes to Consolidated Financial Statements on this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. The Company's investments are managed by outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company's investments to high quality debt instruments with relatively short-term maturities. The Company does not use derivative financial instruments in its investment portfolio. Based upon the weighted average duration of the Company's investments at July 3, 2005, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company's investments totaling approximately $11.7 million. However, because the Company's debt securities are classified as available-for-sale, no gains or losses are recognized by the Company in its results of operations due to changes in interest rates unless such securities are sold prior to maturity. These investments are reported at fair value with the related unrealized gains or losses being included in accumulated other comprehensive income, a component of stockholders' equity. The Company generally holds securities until maturity.

     The Company's sales outside the United States are transacted in U.S. dollars; accordingly, the Company's sales are not generally impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          LINEAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

THREE YEARS ENDED JULY 3, 2005                             2005           2004         2003
                                                       -----------     ---------    ---------
Net revenues                                           $ 1,049,694     $ 807,281    $ 606,573

Cost of sales                                              219,188       185,960      155,066
                                                       -----------     ---------    ---------
       Gross profit                                        830,506       621,321      451,507
                                                       -----------     ---------    ---------
Expenses:

       Research and development                            131,429       104,620       91,410

       Selling, general and administrative                 109,448        79,971       65,586
                                                       -----------     ---------    ---------
                                                           240,877       184,591      156,996
                                                       -----------     ---------    ---------

       Operating income                                    589,629       436,730      294,511

Interest income, net                                        30,335        25,483       38,715
                                                       -----------     ---------    ---------

       Income before income taxes                          619,964       462,213      333,226

Provision for income taxes                                 185,990       134,042       96,635
                                                       -----------     ---------    ---------

       Net income                                      $   433,974     $ 328,171    $ 236,591
                                                       ===========     =========    =========

Basic earnings per share                               $      1.41     $    1.05    $    0.76
                                                       ===========     =========    =========

Shares used in the calculation of basic
    earnings per share                                     307,426       312,063      313,115
                                                       ===========     =========    =========

Diluted earnings per share                             $      1.38     $    1.02    $    0.74
                                                       ===========     =========    =========

Shares used in the calculation of diluted earnings
    per share                                              315,067       321,456      321,375
                                                       ===========     =========    =========

Cash dividends per share                               $      0.36     $    0.28    $    0.21
                                                       ===========     =========    =========

See accompanying notes.

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

JULY 3, 2005  AND  JUNE 27, 2004                                      2005              2004
                                                                  ------------     ------------
Assets
Current assets:
   Cash and cash equivalents                                       $  323,181       $  203,542
   Short-term investments                                           1,467,731        1,452,998
   Accounts receivable, net of allowance for
        doubtful accounts of $1,713 ($1,762 in 2004)                  125,864           79,142
   Inventories:
        Raw materials                                                   3,664            3,353
        Work-in-process                                                22,854           22,217
        Finished goods
                                                                        7,810            7,134
                                                                  ------------     ------------
        Total inventories                                              34,328           32,704
   Deferred tax assets                                                 38,298           44,912
   Prepaid expenses and other current assets                           17,907           18,797
                                                                  ------------     ------------
        Total current assets                                        2,007,309        1,832,095
                                                                  ------------     ------------
Property, plant and equipment, at cost:
   Land, buildings and improvements                                   167,218          143,077
   Manufacturing and test equipment                                   375,163          338,208
   Office furniture and equipment                                       3,389            3,399
                                                                  ------------     ------------
                                                                      545,770          484,684
   Accumulated depreciation and amortization                         (324,742)        (283,604)
                                                                  ------------     ------------
        Net property, plant and equipment                             221,028          201,080
                                                                  ------------     ------------
   Other non current assets                                            57,897           54,528
                                                                  ------------     ------------
        Total assets                                               $2,286,234       $2,087,703
                                                                  ============     ============

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                $   11,800       $   14,410
   Accrued payroll and related benefits                                63,787           54,339
   Deferred income on shipments to distributors                        43,708           41,862
   Income taxes payable                                                68,389           71,985
   Other accrued liabilities                                           20,055           20,018
                                                                  ------------     ------------
        Total current liabilities                                     207,739          202,614
                                                                  ------------     ------------
Deferred tax and other long-term liabilities                           71,461           74,484
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000 shares
       authorized; none issued or outstanding                              --               --
   Common stock, $0.001 par value, 2,000,000
       shares authorized; 306,587 shares issued and
       outstanding at July 3, 2005 (308,548 shares
       at June 27, 2004)                                                  307              309
   Additional paid-in capital                                         926,456          815,163
   Accumulated other comprehensive income, net of tax                 (2,839)          (2,460)
   Retained earnings                                                1,083,110          997,593
                                                                  ------------     ------------
      Total stockholders' equity                                    2,007,034        1,810,605
                                                                  ------------     ------------
       Total liabilities and stockholders' equity                  $2,286,234       $2,087,703
                                                                  ============     ============

See accompanying notes.

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

THREE YEARS ENDED JULY 3, 2005                                         2005            2004            2003
                                                                  ------------     -----------     -----------
Cash flow from operating activities:
    Net income                                                    $   433,974      $  328,171      $  236,591
    Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation and amortization                                  48,837          48,745          45,903
        Tax benefit from stock option transactions                     37,591          35,746          37,321
        Stock-based compensation                                       20,782              --              --
    Change in operating assets and liabilities:
            Decrease (increase) in accounts receivable                (46,722)            952           1,353
            Decrease (increase) in inventories                         (1,624)           (610)         (3,152)
            Decrease (increase) in deferred tax assets                 (4,413)          7,809          (7,427)
            Decrease (increase) in prepaid expenses
              and other current assets                                    890             267           1,344
            Decrease (increase) in long-term assets                     1,000          (2,750)         (1,750)
            Increase (decrease) in accounts payable, accrued
              payroll and other accrued liabilities                     2,751          21,225             (52)
            Increase (decrease) in deferred income
              on shipments to distributors                              1,846          (2,816)         (1,490)
            Increase (decrease) in income taxes payable                (3,596)         18,707         (10,075)
            Increase (decrease) in deferred tax liabilities             1,402           2,382         (14,333)
                                                                  ------------     -----------     -----------

    Cash provided by operating activities                             492,718         457,828         284,233
                                                                  ------------     -----------     -----------
Cash flow from investing activities:
    Purchase of  short-term investments                            (1,219,638)       (908,557)       (881,284)
    Proceeds from sales and maturities of short-term
        investments                                                 1,204,225         897,550         775,617
    Purchase of property, plant and equipment                         (62,127)        (20,724)         (6,609)
                                                                  ------------     -----------     -----------

        Cash used in investing activities                             (77,540)        (31,731)       (112,276)
                                                                  ------------     -----------     -----------
Cash flow from financing activities:
    Issuance of common shares under employee stock                     72,651          60,626          48,422
        plans
    Purchase of common stock                                         (257,218)       (331,937)       (230,005)
    Payment of cash dividends                                        (110,972)        (87,520)        (65,804)
                                                                  ------------     -----------     -----------

        Cash used in financing activities                            (295,539)       (358,831)       (247,387)
                                                                  ------------     -----------     -----------

Increase (decrease) in cash and cash equivalents                      119,639          67,266         (75,430)
Cash and cash equivalents, beginning of period                        203,542         136,276         211,706
                                                                  ------------     -----------     -----------

Cash and cash equivalents, end of period                          $   323,181      $  203,542      $  136,276
                                                                  ============     ===========     ===========
Supplemental disclosures of cash flow information:

    Cash paid during the fiscal year for income taxes             $   154,482      $   68,496      $   90,637
                                                                  ============     ===========     ===========

See accompanying notes.

                          LINEAR TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

THREE YEARS ENDED JULY 3, 2005
                                                                                              Accumulated
                                                              Common Stock       Additional     Other                      Total
                                                       ------------------------    Paid-In   Comprehensive  Retained   Stockholders'
                                                          Shares       Amount      Capital      Income      Earnings       Equity
                                                       -----------  -----------  -----------  ----------  -----------  -----------
Balance at June 30, 2002                                   316,150  $       316  $   672,600  $       --  $ 1,108,538  $ 1,781,454
Issuance of common stock for cash under employee
    stock option and stock purchase plans                    4,946            5       48,417          --           --       48,422
Tax benefit from stock option transactions                      --           --       37,321          --           --       37,321
Purchase and retirement of common stock                     (8,390)          (8)     (18,254)         --     (211,743)    (230,005)
Cash dividends - $0.21 per share                                --           --           --          --      (65,804)     (65,804)
Comprehensive income:
    Unrealized gain on available for sale
        investments, net of tax                                 --           --           --       6,950           --        6,950
    Net income                                                  --           --           --          --      236,591      236,591
                                                                                                                       -----------
Comprehensive income                                            --           --           --          --           --      243,541
                                                       -----------  -----------  -----------  ----------  -----------  -----------
Balance at June 29, 2003                                   312,706          313      740,084       6,950    1,067,582    1,814,929
Issuance of common stock for cash under employee
    stock option and stock purchase plans                    4,253            4       60,622          --           --       60,626
Tax benefit from stock option transactions                      --           --       35,746          --           --       35,746
Purchase and retirement of common stock                     (8,411)          (8)     (21,289)         --     (310,640)    (331,937)
Cash dividends - $0.28 per share                                --           --           --          --      (87,520)     (87,520)
Comprehensive income:
    Unrealized loss on available for sale
         investments, net of tax                                --           --           --      (9,410)          --       (9,410)
    Net income                                                  --           --           --          --      328,171      328,171
                                                                                                                       -----------
Comprehensive income                                            --           --           --          --           --      318,761
                                                       -----------  -----------  -----------  ----------  -----------  -----------
Balance at June 27, 2004                                   308,548          309      815,163      (2,460)     997,593    1,810,605
Issuance of common stock for cash under employee
    stock option, restricted stock and
    stock purchase plans                                     5,078            5       72,646          --           --       72,651
Tax benefit from stock option transactions                      --           --       37,591          --           --       37,591
Purchase and retirement of common stock                     (7,039)          (7)     (19,726)         --     (237,485)    (257,218)
Cash dividends - $0.36 per share                                --           --           --          --     (110,972)    (110,972)
Stock-based compensation expense                                --           --       20,782          --           --       20,782
Comprehensive income:
    Unrealized loss on available for sale
          investments, net of tax                               --           --           --        (379)          --         (379)
    Net income                                                  --           --           --          --      433,974      433,974
                                                                                                                       -----------
Comprehensive income                                            --           --           --          --           --      433,595
                                                       -----------  -----------  -----------  ----------  -----------  -----------
Balance at July 3, 2005                                    306,587  $       307  $   926,456  $   (2,839) $ 1,083,110  $ 2,007,034
                                                       ===========  ===========  ===========  ==========  ===========  ===========

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

Basis of Presentation

     The Company operates on a 52/53-week work year, ending on the Sunday nearest June 30. Fiscal year 2005 was a 53-week work year, with the additional week falling in the three month period ended January 2, 2005, the Company's second-quarter. Fiscal 2004 and 2003 were 52-week years. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant inter-company accounts and transactions. Accounts denominated in foreign currencies have been translated using the U.S. dollar as the functional currency.

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-term Investments

     Cash equivalents are highly liquid investments purchased with original maturities of three months or less at the time of purchase. Investments with maturities over three months at the time of purchase are classified as short-term investments.

     The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." At July 3, 2005 and June 27, 2004, all of the Company's short-term investments in debt and equity securities were classified as available-for-sale under SFAS 115. Short-term investments consist primarily of highly liquid debt securities with a maturity of greater than three months when purchased. The Company classifies investments with maturities greater than twelve months as short-term investment as it considers all investments as a potential source of operating cash regardless of maturity date. In addition to debt securities, a small portion of the Company's short-term investment balance consists of an equity investment in a publicly traded company. The Company's debt and equity securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity, net of tax. The fair value of investments is determined using quoted market prices for those securities.

Concentrations of Credit Risk

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

     No single end customer has accounted for 10% or more of the Company's net revenues. The Company's primary domestic distributor, Arrow Electronics, accounted for 13% of net revenues during fiscal 2005 and 18% of accounts receivable as of July 3, 2005; 15% of net revenues during fiscal 2004 and 20% of accounts receivable as of June 27, 2004; 15% of net revenues during fiscal 2003 and 18% of accounts receivable as of June 29, 2003. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or end customer accounted for 10% or more of net revenues for fiscal 2005, 2004, and 2003.

     The Company's assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations. However, the Company's foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk. The Company considers this risk to be minor and, for the three years ended July 3, 2005, had not utilized derivative instruments to hedge foreign currency risk or for any other purpose. Gains and losses resulting from foreign currency fluctuations are recognized in income currently and were not material for all periods presented.

Inventories

     The Company values inventories at the lower of cost or market on a first-in, first-out basis. The Company records charges to write-down inventories for unsalable, excess or obsolete raw materials, work-in-process and finished goods. Newly introduced parts are generally not valued until success in the market place has been determined by a consistent pattern of sales and backlog among other factors. In addition to write-downs based on newly introduced parts, judgmental assessments are calculated for the remaining inventory based on salability, obsolescence, historical experience and current business conditions.

Property, Plant and Equipment and Other Non Current Assets

     Depreciation for property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (3-7 years for equipment and 10-30 years for buildings and building improvements). Leasehold improvements are depreciated over the shorter of the asset's useful life or the expected term of the lease. Depreciation expense for fiscal 2005, 2004 and 2003 was $42.2 million, $43.1 million and $44.0 million, respectively.

     Other non-current assets principally relate to technology agreements and non-current deferred tax assets. Technology agreements are generally amortized over their contractual periods, primarily 3 to 10 years using the straight-line method of amortization. Non-current deferred tax assets totaled $11.0 million as of July 3, 2005. Non-current deferred tax assets relate to stock based compensation and foreign tax credits.

     The Company performs reviews of its long-lived assets to determine whether facts and circumstances exist which indicate that the carrying amount of the assets may not be recoverable or that the useful life is shorter than originally estimated.

Long-lived assets (including property, plant and equipment and intangible assets) by geographic area were as follows:

In thousands               2005       2004
                         ---------  ---------
United States            $ 210,965  $ 209,813
Malaysia                    25,383     24,549
Singapore                   31,550     21,246
                         ---------  ---------
Total long-lived assets  $ 267,898  $ 255,608
                         =========  =========

Advertising Expense

     The Company expenses advertising costs in the period in which they occur. Advertising expenses for fiscal 2005, 2004 and 2003 were approximately $7.1 million, $6.2 million and $5.3 million, respectively.

Revenue Recognition

     The Company recognizes net revenues when the earning process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. Revenue from the Company's sales to domestic distributors is recognized under agreements which provide for certain sales price rebates and limited product return privileges. As a result, the Company defers recognition of such sales until the domestic distributors sell the merchandise. The Company relieves inventory and records a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms. The income to be derived from distributor sales is recorded under current liabilities on the balance sheet as "Deferred income on shipments to distributors" until such time as the distributor confirms a final sale to its end customer. The Company's sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates. Revenue on these sales is recognized upon shipment at which time title passes. The Company estimates international distributor returns based on historical data and current business expectations and defers a portion of international distributor sales and costs based on these estimated returns.

Product Warranty and Indemnification

     The Company's warranty policy provides for the replacement of defective parts. In certain large contracts, the Company has agreed to negotiate in good faith a warranty settlement in the event that an epidemic failure of its parts were to take place. To date there have been no such occurrences. Warranty expense historically has been negligible.

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

Stock Based Compensation

     As permitted by Statement of Financial Accounting Standard 148 (SFAS 148), "Accounting for Stock-Based Compensation-Transition and Disclosure," and Statement of Financial Accounting Standard 123 (SFAS 123), "Accounting for Stock-Based Compensation," the Company continues to apply the accounting provisions of Accounting Principles Board opinion 25 (APB 25), and related interpretations, with regard to the measurement of compensation cost for options granted under the Company's equity compensation plans. Compensation expense is recorded if on the date of grant the current fair value per share of the underlying stock exceeds the exercise price per share.

     During the first quarter of fiscal 2005, the Company issued restricted stock to certain officers and employees who had been with the Company at least three years to encourage employee retention. Under this program, the Company issued 1,578,440 restricted shares with an exercise price of $0.001 per share and a grant date fair value of $37.05 per share. The right to sell the shares generally vests annually at the rate of 1/3 per year based upon continued employment; upon employee termination the Company has the right to buy back unvested shares at the exercise price. Pursuant to APB 25, the Company records compensation expense for the difference between the grant date fair value and the exercise price on a straight-line basis over the vesting period, which was $20.8 million for the twelve months ended July 3, 2005. There were no restricted stock grants prior to fiscal 2005.

     During the third quarter of fiscal 2005, the Company accelerated the vesting of unvested stock options awarded more than one year prior to employees and officers under its stock option plans that had exercise prices greater than $37.04, the closing price of the stock on January 18, 2005. Unvested options to purchase approximately 4.5 million shares became exercisable as a result of the vesting acceleration. Typically, the Company grants stock options that vest equally over a five-year period. The purpose of the accelerated vesting was to enable the Company to avoid recognizing in its income statement, compensation expense associated with these options in future periods, upon adoption of SFAS 123R in July 2005. The accumulated effect of the acceleration from January 18, 2005 onwards caused pro-forma stock-based compensation expense to increase for the twelve-month period ended July 3, 2005 over the corresponding period in fiscal 2004.

Had expense been recognized for stock options granted with a grant price equal to the current fair market value of the stock at the date of grant using the fair value method described in SFAS 123, using the Black-Scholes option-pricing model, the Company would have reported the following results of operations:

                                        ----------  ----------  ----------
                                          July 3,     June 27,    June 29,
In thousands, except per share amonts      2005        2004        2003
                                        ----------  ----------  ----------
Net income, as reported                 $  433,974  $  328,171  $  236,591
Add: Stock based employee
     compensation expense included
     in reported net income, net of
     related tax effects                    14,563          --          --
Deduct: Total stock-based
     compensation expense
     determined under the fair
     value method, net of tax             (137,816)    (75,207)    (75,867)
                                        ----------  ----------  ----------
Pro forma net income                    $  310,721  $  252,964  $  160,724
                                        ==========  ==========  ==========
Earning per share:
     Basic-as reported                  $     1.41  $     1.05  $     0.76
                                        ==========  ==========  ==========
     Basic-pro-forma                    $     1.01  $     0.81  $     0.51
                                        ==========  ==========  ==========
     Diluted-as reported                $     1.38  $     1.02  $     0.74
                                        ==========  ==========  ==========
     Diluted-pro-forma                  $     0.99  $     0.79  $     0.50
                                        ==========  ==========  ==========

     The  financial   effect  of  options   granted  was  estimated   using  the
Black-Scholes valuation model. The following assumptions were used in valuing the options for fiscal 2005, 2004 and 2003:


                                         2005       2004       2003
                                        -------    -------    -------
Expected lives in years                  5.6         6.9        6.4
Expected volatility                     42.3%       67.0%      66.0%
Dividend yields                          0.8%        0.7%       0.7%
Risk free interest rates                 3.6%        3.1%       3.1%

     During fiscal 2005, the Company reevaluated the assumptions used to estimate the value of employee stock options granted during the year. The Company determined that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. In the past, the Company used historical volatility to value employee stock options. In addition, during the third and fourth quarter of fiscal 2005, the Company began using the simplified calculation of expected life, described in the SEC's Staff Accounting Bulletin 107, due to the Company shortening the contractual life of employee stock options from ten years to seven years. The Company believes this calculation provides a reasonable estimate of expected life for the Company's employee stock options.

     Using the Black-Scholes option pricing model, the weighted average estimated fair value of employee stock options granted in fiscal 2005, 2004 and 2003 was $15.21, $26.06 and $16.35 per share, respectively. For the purposes of the pro-forma information, the estimated fair values of the employee stock options are amortized to expense using the straight-line method over the vesting period.

Earnings Per Share

     Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method. The dilutive effect of stock options and restricted stock was 7,641,000, 9,393,000, and 8,260,000 shares for fiscal 2005, 2004, and 2003, respectively.
The weighted average diluted common shares outstanding for fiscal 2005, 2004, and 2003 excludes the dilutive effect of approximately 12,352,000, 9,069,000, and 14,434,000 options, respectively, since such options have an exercise price in excess of the average market value of the Company's common stock during the fiscal year.

Comprehensive Income

     Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax.

Segment Reporting

     The Company competes in a single operating segment, and as a result, no segment information has been disclosed outside of geographical information. Disclosures about products and services, and major customers are included above in Note 1.

Export sales by geographic area were as follows:

In thousands                              2005        2004        2003
                                        --------    --------    --------
Europe                                  $173,823    $140,486    $111,149
Japan                                    142,889     120,180      98,785
Rest of the World                        414,276     309,050     203,484
                                        --------    --------    --------
Total export sales                      $730,988    $569,716    $413,418
                                        ========    ========    ========

Recent Accounting Pronouncements

     In October 2004, the Financial Accounting Standards Board (FASB) released FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 ("Jobs Act")" which provides guidance under FASB Statement No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has estimated that it may repatriate up to approximately $250.0 million of unremitted foreign earnings. However, the Company has not determined if it will repatriate these earnings and has not yet completed evaluating the tax impact of the repatriation provisions, if any. Accordingly, as provided for in FSP No. 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the effect of the repatriation provisions of the Jobs Act. The Company has until the end of fiscal 2006 to decide whether to repatriate the unremitted foreign earnings.

     In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard 123R (SFAS 123R), "Share-Based Payment." SFAS 123R addresses the requirements that an entity measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized in the income statement over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the first quarter of fiscal year 2006. SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition. The Company currently intends on applying prospective recognition.

     As permitted by SFAS 123, the Company currently accounts for share-based payments by applying the accounting provisions of APB 25's intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on the Company's results of operations due to the amortization of the outstanding unvested share-based awards through their vesting period, although it will have no added impact on the Company's overall financial position. The financial impact in future periods will depend on the level of share-based awards granted in the future. Had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro-forma net income and earnings per share in Note 1.

Note 2.  Short-term Investments

The following is a summary of available-for-sale short-term investments at July 3, 2005:

In thousands
                                Amortized     Unrealized      Unrealized
                                   Cost           Gain        (Loss) (1)    Fair Value
                               -----------    -----------    -----------    -----------
Publicly traded equity         $       524    $     1,920    $        --    $     2,444
securities
U.S. Treasury securities
and obligations of U.S.
government agencies                654,056             10         (2,900)       651,166
Municipal bonds                    701,469             --         (3,000)       698,469
Corporate debt
securities and other               271,092              2           (712)       270,382
Money market funds                 116,540             --             --        116,540
                               -----------    -----------    -----------    -----------
Total                          $ 1,743,681    $     1,932    $    (6,612)     1,739,001
                               ===========    ===========    ===========    ===========

Amounts included in:
   Cash equivalents                271,270    $        --    $        --    $   271,270
   Short-term investments        1,472,411          1,932         (6,612)     1,467,731
                               -----------    -----------    -----------    -----------
     Total securities          $ 1,743,681    $     1,932    $    (6,612)   $ 1,739,001
                               ===========    ===========    ===========    ===========

The following is a summary of available-for-sale short-term investments at June 27, 2004:

In thousands
                                Amortized     Unrealized      Unrealized
                                   Cost           Gain        (Loss) (1)    Fair Value
                               -----------    -----------    -----------    -----------
U.S. Treasury securities
and obligations of U.S.
government agencies            $   390,296    $       207    $    (1,640)   $   388,863
Municipal bonds                    685,036            407         (2,496)       682,947
Corporate debt
securities and other               555,898            136           (614)       555,420
                               -----------    -----------    -----------    -----------
Total                          $ 1,631,230    $       750    $    (4,750)   $ 1,627,230
                               ===========    ===========    ===========    ===========

Amounts included in:
   Cash equivalents            $   174,232    $        --    $        --    $   174,232
   Short-term investments        1,456,998            750         (4,750)     1,452,998
                               -----------    -----------    -----------    -----------
     Total securities          $ 1,631,230    $       750    $    (4,750)   $ 1,627,230
                               ===========    ===========    ===========    ===========

     (1) The Company evaluated the nature of the investments with a loss position at July 3, 2005 and June 27, 2004, which are primarily obligations of the U.S. government and its agencies, municipal bonds and U.S. corporate notes. In evaluating the investments the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not "other-than-temporary" as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company principally holds securities until maturity, however, they may be sold under certain circumstances. Unrealized losses greater than twelve months old were not significant as of July 3, 2005 and June 27, 2004.

The estimated fair value of available-for-sale investments in debt securities by effective maturity date, is as follows:


In thousands                                        July 3,          June 27,
                                                     2005             2004
                                                  -----------      -----------

Due in one year or less                           $   718,222      $   745,834
Due after one year through three years                747,065          707,164
                                                  -----------      -----------
Total                                             $ 1,465,287      $ 1,452,998
                                                  ===========      ===========


Note 3.  Intangible Assets

     The Company's intangible assets are a component of other non-current assets. The Company amortizes its intangible assets with definite lives over periods ranging from 3 to 10 years using the straight-line method of amortization. The weighted remaining amortization period at July 3, 2005 is 7.3 years. The Company's intangible assets consist of technology licenses only. Amortizable intangible assets at July 3, 2005 and June 27, 2004 are as follows:


In thousands                                        July 3,          June 27,
                                                     2005             2004
                                                  -----------      -----------

Gross carrying amount                             $    61,070      $    61,070
Accumulated amortization                              (14,199)          (7,542)
                                                  -----------      -----------
Total intangible assets                           $    46,871      $    53,528
                                                  ===========      ===========


     Amortization expense associated with intangible assets for fiscal 2005 and fiscal 2004 were $6.7 million and $5.7 million, respectively. Amortization expense for the net carrying amount of intangible assets at July 3, 2005 is estimated to be $6.8 million in fiscal 2006, $6.8 million in fiscal 2007, $6.8 million in fiscal 2008, $5.7 million in fiscal 2009, and $5.7 million in fiscal 2010.

Note 4.  Employee Benefit Plans

Stock Option Plans

      The Company has stock option plans under which options to purchase shares of the Company's common stock may be granted to employees and directors. At July 3, 2005, the total authorized number of shares under all plans was 184 million. At July 3, 2005, 17.9 million shares were available for grant under all plans. Options generally become exercisable over a five-year period (generally 10% every six months.) Options granted prior to January 11, 2005 expire ten years after the date of grant, options granted after January 11, 2005 expire seven years after the date of the grant.

The following table summarizes the stock option activity under all stock option plans:


                                                     Stock         Weighted-
                                                    Options         Average
                                                  Outstanding   Exercise Price
                                                  -----------   --------------

Outstanding options, June 30, 2002                 38,892,960        $22.72
                                                  -----------

Granted                                             8,075,530         25.68
Forfeited and expired                                (736,546)        34.85
Exercised                                          (4,710,476)         9.06
                                                  -----------
Outstanding options, June 29, 2003                 41,521,468         24.58
                                                  -----------

Granted                                             4,360,000         39.66
Forfeited and expired                                (824,630)        37.31
Exercised                                          (4,063,488)        13.49
                                                  -----------
Outstanding options, June 27, 2004                 40,993,350         27.03
                                                  -----------

Granted                                             4,212,250         36.62
Forfeited and expired                                (715,225)        39.88
Exercised                                          (4,770,747)        13.88
                                                  -----------
Outstanding options, July 3, 2005                  39,719,628        $29.39
                                                  ===========

Options exercisable at:
    June 29, 2003                                  27,474,426        $20.17
    June 27, 2004                                  29,134,480         23.46
    July 3, 2005                                   32,433,491         28.48


The following table sets forth certain information with respect to employee stock options outstanding and exercisable at July 3, 2005:

                                  Options Outstanding                        Options Exercisable
                      ----------------------------------------------    -----------------------------
                                                          Weighted
                                         Weighted          Average                          Weighted
                           Stock         Average         Remaining             Stock        Average
 Range of Exercise        Options       Exercise        Contractual           Options       Exercise
      Prices            Outstanding      Price          Life (Years)         Exercisable     Price
--------------------------------------------------------------------    -----------------------------
$  6.19 - $ 12.97         7,855,850      $ 10.17            1.91             7,855,850      $ 10.17
$ 12.98 - $ 25.05         9,188,753        21.93            5.54             7,496,236        21.23
$ 25.06 - $ 40.90        16,712,725        35.40            6.41            11,119,105        35.06
$ 40.91 - $ 55.88         5,962,300        49.38            5.58             5,962,300        49.38
                        -----------                                        -----------
$  6.19 - $ 55.88        39,719,628      $ 29.39            5.20            32,433,491      $ 28.48
                        ===========                                        ===========

Stock Purchase Plan

     The Company's stock purchase plan ("ESPP") permits eligible employees to purchase common stock through payroll deductions at the lower of 85% of the fair market value of common stock at the beginning or end of each six month offering period. The offering periods commence on approximately May 1 and November 1 of each year. At July 3, 2005, the shares reserved for issuance under this plan totaled 8.4 million and 7.9 million shares had been issued under this plan. During fiscal 2005, 0.2 million shares were issued at a weighted-average price of $30.68 per share pursuant to this plan.

Restricted Stock

     During the first quarter of fiscal 2005, to encourage employee retention the Company issued restricted stock to certain officers and employees who had been with the Company at least three years. Under this program, the Company issued 1,578,440 restricted shares with an exercise price of $0.001 per share and a grant date fair value of $37.05 per share. The right to sell the shares generally vests annually at the rate of 1/3 per year based upon continued employment; upon employee termination the Company has the right to buy back unvested shares at the exercise price. During fiscal 2005, approximately 90,000 restricted shares vested and 18,000 unvested restricted shares were repurchased.

Retirement Plan

     The Company has established a 401(k) retirement plan for its qualified U.S. employees. Contributions made by the Company to this plan were approximately $10.1 million, $7.2 million and $5.7 million in fiscal 2005, 2004 and 2003, respectively.

Note 5.  Income Taxes

The components of income before income taxes are as follows:

In thousands                          2005      2004       2003
                                    --------  --------  --------
United States operations            $567,146  $422,786  $299,828
Foreign operations                    52,818    39,427    33,398
                                    --------  --------  --------
                                    $619,964  $462,213  $333,226
                                    ========  ========  ========

The provision for income taxes consists of the following:

In thousands
                                      2005      2004       2003
                                    --------  --------  --------
United States federal:
Current                             $174,973  $117,024  $105,972
Deferred                              (4,459)    8,129   (15,347)
                                    --------  --------  --------
                                     170,514   125,153    90,625
                                    --------  --------  --------
State:
Current                               11,103     4,718     6,493
Deferred                                 430     2,324    (2,960)
                                    --------  --------  --------
                                      11,533     7,042     3,533
                                    --------  --------  --------
Foreign:
Current                                2,925     2,108     1,580
Deferred                               1,018      (261)      897
                                    --------  --------  --------
                                       3,943     1,847     2,477
                                    --------  --------  --------
                                    $185,990  $134,042  $ 96,635
                                    ========  ========  ========

     Actual current federal and state tax liabilities are lower than the amounts reflected above by the tax benefit from stock option activity of approximately $37,591,000, $35,746,000, and $37,321,000, for fiscal 2005, 2004 and 2003, respectively. The tax benefit from stock option activity is recorded as a reduction in current income taxes payable and an increase in additional paid-in capital.

     The provision for income taxes reconciles to the amount computed by applying the statutory U.S. Federal rate at 35% to income before income taxes as follows:

In thousands
                                       2005        2004        2003
                                    ----------  ----------  ----------

Tax at U.S. statutory rate          $  216,987  $  161,775  $  116,629
State income taxes, net of
federal benefit                          7,497       4,577       2,296
Earnings of foreign subsidiaries
subject to lower rates                  (8,101)     (6,676)     (5,007)
Tax-exempt interest income              (6,021)     (5,824)     (8,142)
Export sales benefit                   (15,816)    (11,550)     (6,825)
Other                                   (8,556)     (8,260)     (2,316)
                                    ----------  ----------  ----------
                                    $  185,990  $  134,042  $   96,635
                                    ==========  ==========  ==========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities recorded in the balance sheet as of July 3, 2005 and June 27, 2004 are as follows:

In thousands                                                2005         2004
                                                        -----------  ----------
Deferred tax assets:
  Inventory valuation                                   $    14,545  $   15,225
  Deferred income on shipments to distributors               16,152      15,446
  Taxes of foreign subsidiaries                               6,910       6,137
  Stock based compensation                                    6,175          --
  Other                                                       5,542       8,104
                                                        -----------  ----------
     Total deferred tax assets                               49,324      44,912

Deferred tax liabilities:
   Depreciation and amortization                        $     7,113  $   10,357
   Unremitted earnings of subsidiaries                       13,109       9,537
   Interest income of subsidiaries                            6,910       6,137
                                                        -----------  ----------
      Total deferred tax liabilities                         27,132      26,031
                                                        -----------  ----------
   Net deferred tax assets                              $    22,192  $   18,881
                                                        ===========  ==========

     The Company has a partial tax holiday in Singapore whereby the local statutory rate is significantly reduced. The tax holiday is effective through August 2011 and may be extended through August 2014, if certain conditions are met. The Company's current Malaysia tax holiday expired in July 2005. This has been replaced by a partial tax holiday, which is effective through July 2015 whereby the local statutory rate is significantly reduced.

     The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $4,811,000 ($0.02 per diluted share) in fiscal 2005, $4,271,000 ($0.01 per diluted share) in fiscal 2004, and $3,439,000 ($0.01 per diluted share) in fiscal 2003. The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysia subsidiaries, as it is the Company's intention to permanently invest these earnings overseas. Should these earnings be remitted to the U.S. parent, additional U.S. taxable income would be approximately $240,799,000.

     The Internal Revenue Service (IRS) has examined the Company's consolidated income tax returns through the fiscal year ending July 1, 2001. As a result of the most recent examination for the five fiscal years ending July 1, 2001, the IRS has proposed certain adjustments to the amounts reflected by the Company as a tax benefit for its export sales. The Company disputes the proposed adjustments and intends to pursue the matter through applicable IRS and judicial procedures as appropriate (see "Note 6: Commitment and Contingencies").

     The Company is currently under audit by the IRS for periods beginning July 02, 2001 and July 01, 2002. Management believes that an adequate amount of taxes and related interest and penalty, if any, have been provided for any adjustment that may result from these years.

Note 6. Commitments and Contingencies

Contractual Obligations

     The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period. In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities.

     At July 3, 2005, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year were as follows: fiscal 2006: $3.9 million; fiscal 2007: $3.4 million; fiscal 2008: $2.9 million; fiscal 2009: $2.5 million; fiscal 2010: $1.7 million; and thereafter: $2.7 million.

     Total rent expense was $4.9 million, $4.7 million, and $4.0 million in fiscal 2005, 2004 and 2003, respectively.

     At the end of fiscal 2005 the Company entered into a purchase agreement of approximately $22.0 million for two buildings it currently leases. The agreement is contingent upon the owner selling a third building that the Company currently leases. The effect of the agreement will not be significant to the Company's overall results of operation or financial position.

Litigation

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

Tax Matters

     The Internal Revenue Service (IRS) has examined the Company's consolidated income tax returns through the fiscal year ending July 1, 2001. As a result of the most recent examination for the five fiscal years ending July 1, 2001, the IRS has proposed certain adjustments to the amounts reflected by the Company as a tax benefit for its export sales. The Company disputes the proposed adjustments and intends to pursue the matter through applicable IRS and judicial procedures as appropriate. If the IRS prevails in its position, the Company's federal income tax due for the five fiscal years ending July 1, 2001 will increase by approximately $24 million plus interest. The Company's income taxes payable includes an estimated amount to cover a portion of this potential liability. However, as the final outcome of the proposed adjustment is uncertain, there is a possibility that this matter will be resolved either more or less favorably and the adjustment, if any, may exceed the estimates provided for by the Company. Accordingly, the resolution of this matter may have a material adverse impact on the results of operations in the period in which the matter is ultimately resolved or in the period that the outcome becomes probable and reasonably estimable. However, the adjustment will not have a material adverse effect on the Company's financial position or cashflows.

Note 7. Quarterly Information (Unaudited)

In thousands, except per
share amounts                July 3,    April 3,     Jan. 2,    Sept. 26,
Quarter Ended Fiscal 2005     2005        2005        2005        2004
--------------------------------------------------------------------------------

Net revenues               $ 255,811   $ 290,734   $ 250,121   $ 253,028
Gross profit                 201,952     234,134     196,231     198,189
Net income                   106,047     121,633     102,818     103,476
Basic earnings per share        0.35        0.39        0.33        0.34
Diluted earnings per share      0.34        0.39        0.33        0.33
Cash dividends per share        0.10        0.10        0.08        0.08
Stock price range per share:
  High                         39.21       40.31       40.04       39.74
  Low                          35.43       36.15       35.71       34.42


In thousands, except per
share amounts               June 27,    March 28,    Dec. 28,    Sept. 28,
Quarter Ended Fiscal 2004     2004       2004         2003        2003
--------------------------------------------------------------------------------

Net revenues               $ 238,050   $ 209,133   $ 186,021   $ 174,077
Gross profit                 184,872     161,537     142,244     132,668
Net income                    98,816      85,549      74,335      69,471
Basic earnings per share        0.32        0.27        0.24        0.22
Diluted earnings per share      0.31        0.27        0.23        0.22
Cash dividends per share        0.08        0.08        0.06        0.06
Stock price range per share:
  High                         39.78       44.95       44.33       41.94
  Low                          35.37       35.88       35.93       32.38

     The stock activity in the above table is based on the high and low closing prices. These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. The Company's common stock is traded on the NASDAQ National Market System under the symbol LLTC.

     At July 3, 2005,  there were  approximately  1,570  stockholders of record.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of July 3, 2005 and June 27, 2004, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 3, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation at July 3, 2005 and June 27, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 3, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Linear Technology Corporation's internal control over financial reporting as of July 3, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2005 expressed an unqualified opinion thereon.


                                                           /s/ Ernst & Young LLP

San Jose, California
August 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Linear Technology Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Linear Technology Corporation maintained effective internal control over financial reporting as of July 3, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Linear Technology Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Linear Technology Corporation maintained effective internal control over financial reporting as of July 3, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Linear Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 3, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Linear Technology Corporation and our report dated August 31, 2005 expressed an unqualified opinion thereon.


                                                          /s/Ernst & Young LLP

San Jose, California
August 31, 2005

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

Management's Report on Internal Control Over Financial Reporting

     The management of Linear Technology is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f). Linear's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles.

     All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.

     Linear's management assessed the effectiveness of the Company's internal control over financial reporting as of July 3, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations
(COSO) of the Treadway Commission in Internal Control--Integrated Framework. Based on its assessment management believes that, as of July 3, 2005, the Company's internal control over financial reporting is effective based on the COSO criteria.

     Management's assessment of the effectiveness of internal control over financial reporting as of July 3, 2005 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

     There was no change in the Company's internal controls over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

     The information required by this item for the Company's directors is incorporated herein by reference to the 2005 Proxy Statement, under the caption "Proposal One - Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption

"Executive Officers of the Registrant." The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2005 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

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

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the 2005 Proxy Statement, under the section titled "Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference to the 2005 Proxy Statement, under the section titled "Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners" and "Securities Authorized for Issuance Under Equity Compensation Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated by reference to the 2005 Proxy Statement, under the section titled "Fees Billed To The Company By Ernst & Young LLP During The Fiscal Year Ended July 3, 2005."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a) 1. Financial Statements

     The following consolidated financial statements are included in Item 8:

               Consolidated Statements of Income for each of the three years in the period ended July 3, 2005

               Consolidated Balance Sheets as of July 3, 2005 and June 27, 2004

               Consolidated Statements of Cash Flows for each of the three years in the period ended July 3, 2005

               Consolidated Statements of Stockholders' Equity for each of the three years in the period ended July 3, 2005

               Report of Independent Registered Public Accounting Firm

2. Schedules

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                               Additions
                                  Balance at   Charged to  Balance at
                                  Beginning    Costs and     End of
                                  of Period    Expenses   Deductions(1)  Period

Allowance for doubtful accounts:

Year ended June 29, 2003            $1,302      $1,000       $  540      $1,762
                                    ======      ======       ======      ======

Year ended June 27, 2004            $1,762      $   --       $   --      $1,762
                                    ======      ======       ======      ======

Year ended July 3, 2005.            $1,762      $   --       $   49      $1,713
                                    ======      ======       ======      ======


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

10.50 Employment Agreement dated January 15, 2002 between the Registrant and Robert H. Swanson, Jr. (*) (10)

10.51 Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (10)

10.52 Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin. (*) (10)

11.1 Computation of earnings per share. (see Consolidated Statements of Income in Item 8).

21.1     Subsidiaries of Registrant.

23.1     Consent of Independent Registered Public Accounting Firm

24.1     Power of Attorney (see page 39)

31.1     Certification of Chief Executive Officer.

31.2     Certification of Chief Financial Officer.

32.1     Certification  of Lothar Maier and Paul  Coghlan  Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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


                          LINEAR TECHNOLOGY CORPORATION
                          -----------------------------
                                  (Registrant)

                              By: /s/ Lothar Maier
                              --------------------
                                  Lothar Maier
                             Chief Executive Officer
                                September 2, 2005

                                POWER OF ATTORNEY

     Know all persons by these presents, that each person whose signature appears below constitutes and appoints Lothar Maier and Paul Coghlan, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Lothar Maier                    /s/ Paul Coghlan
----------------                    ----------------
Lothar Maier                        Paul Coghlan
Chief Executive Officer             Vice President of Finance and Chief
(Principal Executive Officer)       Financial Officer (Principal Financial
September 2, 2005                   Officer and Principal Accounting Officer)
                                    September 2, 2005


/s/ Robert H. Swanson, Jr.          /s/ Thomas S. Volpe
--------------------------          -------------------
Robert H. Swanson, Jr.              Thomas S. Volpe
Executive Chairman of the Board     Director
September 2, 2005                   September 2, 2005


/s/ David S. Lee                    /s/ Richard M. Moley
----------------                    --------------------
David S. Lee                        Richard M. Moley
Director                            Director
September 2, 2005                   September 2, 2005

/s/ Leo T. McCarthy
-------------------
Leo T. McCarthy
Director
September 2, 2005