Form 10-K/A
period 2005-07-03
LINEAR TECHNOLOGY CORP /CA/
filed 2005-09-09
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K/A
(Mark One)


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

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the "2005 Proxy Statement") for the 2005 Annual Meeting of Stockholders, to be filed subsequently

                                EXPLANATORY NOTE

      This Annual Report on Form 10-K/A for the fiscal year ended July 3, 2005 is being filed for the purposes of refiling Exhibits 31.1 and 31.2, and supersedes the prior filing of the Annual Report on Form 10-K for the fiscal year ended July 3, 2005 in its entirety. No changes other than the changes to
Exhibit 31.1 and 31.2 are being made by means of this filing.



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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                          LINEAR TECHNOLOGY CORPORATION
                          -----------------------------
                                  (Registrant)


                              By: /s/ Lothar Maier
                              --------------------
                                  Lothar Maier
                             Chief Executive Officer
                                September 8, 2005


                                POWER OF ATTORNEY


     Know all persons by these presents, that each person whose signature appears below constitutes and appoints Lothar Maier and Paul Coghlan, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Lothar Maier                    /s/ Paul Coghlan
----------------                    ----------------
Lothar Maier                        Paul Coghlan
Chief Executive Officer             Vice President of Finance and Chief
(Principal Executive Officer)       Financial Officer (Principal Financial
September 8, 2005                   Officer and Principal Accounting Officer)
                                    September 8, 2005


/s/ Robert H. Swanson, Jr.          /s/ Thomas S. Volpe
--------------------------          -------------------
Robert H. Swanson, Jr.              Thomas S. Volpe
Executive Chairman of the Board     Director
September 8, 2005                   September 8, 2005


/s/ David S. Lee                    /s/ Richard M. Moley
----------------                    --------------------
David S. Lee                        Richard M. Moley
Director                            Director
September 8, 2005                   September 8, 2005


/s/ Leo T. McCarthy
-------------------
Leo T. McCarthy
Director
September 8, 2005