Form 10-Q
period 2005-10-02
LINEAR TECHNOLOGY CORP /CA/
filed 2005-11-14
CIK 791907

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 2005

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

     There were 304,766,364 shares of the Registrant's Common Stock issued and outstanding as of October 30, 2005.

                                      LINEAR TECHNOLOGY CORPORATION
                                                FORM 10-Q
                                    THREE MONTHS ENDED OCTOBER 2, 2005


                                                  INDEX
                                                  -----


                                                                                         Page
                                                                                         ----
Part I:    Financial Information

           Item 1.    Financial Statements

                      Consolidated Statements of Income for the three months             3
                      ended October 2, 2005 and September 26, 2004

                      Consolidated Balance Sheets at October 2, 2005 and                 4
                      July 3, 2005

                      Consolidated Statements of Cash Flows for the three months         5
                      ended October 2, 2005 and September 26, 2004

                      Notes to Consolidated Financial Statements                         6-10

           Item 2.    Management's Discussion and Analysis of Financial                  10-12
                      Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk         12-13

           Item 4.    Controls and Procedures                                            13

Part II:   Other Information

           Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        14

           Item 6.    Exhibits                                                           14


Signatures:                                                                              15

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                          LINEAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                       Three Months Ended
                                                     -----------------------
                                                    October 2,    September 26,
                                                       2005           2004
                                                     --------       --------

Net sales                                            $256,013       $253,028
Cost of sales (1)                                      55,999         54,839
                                                     --------       --------
      Gross profit                                    200,014        198,189
                                                     --------       --------

Expenses:
      Research and development (1)                     37,779         30,634
      Selling, general and administrative (1)          31,150         23,058
                                                     --------       --------

                                                       68,929         53,692
                                                     --------       --------

         Operating income                             131,085        144,497
Interest income, net                                   11,622          5,468
                                                     --------       --------

         Income before income taxes                   142,707        149,965
Provision for income taxes                             43,526         46,489
                                                     --------       --------

         Net income                                  $ 99,181       $103,476
                                                     ========       ========

Basic earnings per share                             $   0.32       $   0.34
                                                     ========       ========
Shares used in the calculation of basic
    earnings per share                                306,336        308,201
                                                     ========       ========

Diluted earnings per share                           $   0.31       $   0.33
                                                     ========       ========
Shares used in the calculation of diluted
    earnings per share                                315,940        316,918
                                                     ========       ========
Cash dividends per share                             $   0.10       $   0.08
                                                     ========       ========


(1) Includes stock based compensation charges as follows:
      Cost of sales (Net of $1,200 capitalized
         in inventory)                               $  1,207       $    520
      Research and development                          5,923          1,430
      Selling, general and administrative               6,208          1,299
                                                     --------       --------
Total stock-based compensation                       $ 13,338       $  3,249
                                                     ========       ========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                            October 2,        July 3,
                                                              2005              2005
                                                           -----------      -----------
                                                           (unaudited)         (audited)
Assets
Current assets:
   Cash and cash equivalents                               $   405,020      $   323,181
   Short-term investments                                    1,429,499        1,467,731
   Accounts receivable, net of allowance for
        doubtful accounts of $1,713 ($1,713
        at July 3,2005)                                        120,829          125,864

   Inventories:
        Raw materials                                            3,655            3,664
        Work-in-process                                         23,909           22,854
        Finished goods                                           9,617            7,810
                                                           -----------      -----------
        Total inventories                                       37,181           34,328
   Deferred tax assets                                          41,502           38,298
   Prepaid expenses and other current assets                    20,684           17,907
                                                           -----------      -----------
        Total current assets                                 2,054,715        2,007,309
                                                           -----------      -----------
Property, plant and equipment, at cost:
   Land, buildings and improvements                            162,664          167,218
   Manufacturing and test equipment                            378,165          375,163
   Office furniture and equipment                                3,336            3,389
                                                           -----------      -----------
                                                               544,165          545,770
   Accumulated depreciation and amortization                  (317,633)        (324,742)
                                                           -----------      -----------
        Net property, plant and equipment                      226,532          221,028
                                                           -----------      -----------
   Other non current assets                                     52,075           57,897
                                                           -----------      -----------
        Total assets                                       $ 2,333,322      $ 2,286,234
                                                           ===========      ===========

Liabilities and stockholders' equity
  Current liabilities
   Accounts payable                                        $    16,606      $    11,800
   Accrued payroll and related benefits                         44,945           63,787
   Deferred income on shipments to distributors                 42,896           43,708
   Income taxes payable                                         98,682           68,389
   Other accrued liabilities                                    20,906           20,055
                                                           -----------      -----------
        Total current liabilities                              224,035          207,739
                                                           -----------      -----------
Deferred tax and other long-term liabilities                    70,405           71,461
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000 shares
      authorized; none issued or outstanding                      --               --
   Common stock, $0.001 par value, 2,000,000
      shares authorized; 306,095 shares issued and
      outstanding at October 2, 2005 (306,587 shares
      at July 3, 2005)                                             306              307
   Additional paid-in capital                                  950,688          926,456
   Accumulated other comprehensive income, net of tax           (4,122)          (2,839)
   Retained earnings                                         1,092,010        1,083,110
                                                           -----------      -----------
     Total stockholders' equity                              2,038,882        2,007,034
                                                           -----------      -----------
       Total liabilities and stockholders' equity          $ 2,333,322      $ 2,286,234
                                                           ===========      ===========


                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                    Three Months Ended
                                                                 ------------------------
                                                                 October 2,   September 26,
                                                                   2005           2004
                                                                 ---------      ---------
Cash flow from operating activities:
         Net income                                              $  99,181      $ 103,476
         Adjustments to reconcile net income to
              net cash provided by operating activities:
            Depreciation and amortization                           12,068         11,467
            Tax benefit from stock option transactions               1,805          7,108
            Stock-based compensation                                13,338          3,249
         Change in operating assets and liabilities:
            Decrease (increase) in accounts receivable               5,035        (12,487)
            Decrease (increase) in inventories                      (1,652)         1,286
            Decrease (increase) in prepaid expenses and
               other current assets and deferred tax assets         (5,228)          (225)
            Decrease (increase) in long-term assets                  4,117           --
            Increase (decrease) in accounts payable,
               accrued payroll and other accrued liabilities       (14,241)       (12,494)
            Increase (decrease) in deferred income on
               shipments to distributors                              (812)         1,973
            Increase (decrease) in income taxes payable             30,293         26,803
                                                                 ---------      ---------
               Cash provided by operating activities               143,904        130,156
                                                                 ---------      ---------

Cash flow from investing activities:
         Purchase of short-term investments                       (227,351)      (278,233)
         Proceeds from sales and maturities of short-
            term investments                                       263,547        311,068
         Purchase of property, plant and equipment                 (15,867)       (15,367)
                                                                 ---------      ---------
            Cash provided by (used in) investing activities         20,329         17,468
                                                                 ---------      ---------

Cash flow from financing activities:
         Excess tax benefit received on exercise of stock
            options                                                  3,478           --
         Issuance of common shares under employee
            stock plans                                              9,416         10,425
         Purchase of common stock                                  (64,450)       (54,614)
         Payment of cash dividends                                 (30,838)       (24,983)
                                                                 ---------      ---------
            Cash provided by (used in) financing activities        (82,394)       (69,172)
                                                                 ---------      ---------

Increase (decrease) in cash and cash equivalents                    81,839         78,452

                                                                 ---------      ---------
Cash and cash equivalents, beginning of period                     323,181        203,542
                                                                 ---------      ---------
Cash and cash equivalents, end of period                         $ 405,020      $ 281,994
                                                                 =========      =========

                             See accompanying notes

                          LINEAR TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three months ended October 2, 2005 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company's annual consolidated financial statements for the fiscal year ended July 3, 2005 included in the Company's Annual Report on Form 10-K. The accompanying balance sheet at July 3, 2005 has been derived from audited financial statements as of that date. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2. The Company operates on a 52/53-week year, ending on the Sunday nearest June 30. Fiscal year 2006 is a 52-week year, fiscal year 2005 was a 53-week year, with the additional week falling in the three month period ended January 2, 2005, the Company's second-quarter.

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

                                                   Three Months Ended
                                              -------------------------
                                             October 2,      September 26,
                                                2005             2004
                                              --------         --------

Numerator - Net income                        $ 99,181         $103,476

Denominator for basic earnings
per share - weighted average
shares                                         306,336          308,201

Effect of dilutive securities -
employee stock options                           9,604            8,717
                                              --------         --------

Denominator for diluted
earnings per share                             315,940          316,918

Basic earnings per share                      $   0.32         $   0.34
                                              ========         ========

Diluted earnings per share                    $   0.31         $   0.33
                                              ========         ========

4.   Stock-Based Compensation

Stock-Based Benefit Plans

The Company has stock option plans under which options to purchase shares of the Company's common stock may be granted to employees and directors. At October 2, 2005, the total authorized number of shares under all plans was 184 million. At October 2, 2005, 17.2 million shares were available for grant under all plans. Options generally become exercisable over a five-year period (generally 10% every six months.) Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.

The Company's employee stock purchase plan (ESPP) permitted eligible employees to purchase common stock through payroll deductions at the lower of 85% of the fair market value of common stock at the beginning or end of each six month offering period. The offering periods commence on approximately May 1 and November 1 of each year. At October 2, 2005, 0.5 million shares were available for grant under the Company's ESPP plan.

Adoption of SFAS 123R

Beginning in fiscal 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of Financial Accounting Standard Board Statement (FASB) No. 123(R) (SFAS 123R), "Share-Based Payment." Under SFAS 123R, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes method. The compensation cost is then amortized straight-line over the vesting period. The Black Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

Prior to July 4, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 (APB 25),
"Accounting for Stock Issued to Employees," and related Interpretations, as permitted by FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." No stock-based compensation was recognized on employee stock options or ESPP in the Consolidated Income Statement before July 4, 2005. However, as required by APB 25 the Company recognized stock-based compensation related to restricted stock grants prior to July 4, 2005. The Company began issuing restricted stock grants to employees during the first quarter of fiscal year 2005. The right to sell the shares generally vests over a period of three to five years based upon continued employment. Upon termination of employment the Company has the right to buy back unvested shares at the exercise price.

Effective for fiscal year 2006 commencing July 4, 2005, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R. Commencing with the first quarter of fiscal year 2006 compensation cost includes all share-based payments granted prior to, but not yet vested as of July 4, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted subsequent to July 4, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R on July 4, 2005, total stock-based compensation resulted in a decrease to income before income taxes for the quarter ended October 2, 2005 of $13.3 million and a decrease to net income of $9.3 million after tax. Total stock-based compensation includes the impact of stock options, restricted stock and the employee stock purchase plan. Throughout fiscal 2005 the Company, in accordance with APB 25, recognized the impact of restricted stock in its reported financial results. Accordingly, the Company's income before income taxes and net income for the three months ended October 2, 2005, are $7.9 million and $5.5 million lower, respectively than if the Company had continued to account for share-based compensation under APB 25. These amounts represent solely the impact of stock options and the employee stock purchase plan since restricted stock is accounted for similarly under both APB 25 and SFAS 123R.

During the first quarter of fiscal 2006, the Company capitalized $1.2 million in inventory related to stock-based compensation for stock option grants that were made to manufacturing personnel. As a result of adopting SFAS 123R, the shares used in calculating diluted earnings per share increased 2.5 million shares as compared to the diluted shares calculated under APB 25 due to the diluted shares calculation under the treasury stock method of SFAS 123R. As of October 2, 2005 there was approximately $121.0 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company's stock option plans that will be recognized over a period of five years. Future grants will add to this total whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The table below outlines the effects of total stock based compensation for the first quarter of fiscal 2006 and 2005:

                                                   October 2,   September 26,
                                                     2005          2004
                                                   ---------     ---------
Net income                                         $  99,181     $ 103,476
Stock-based compensation                              13,338         3,249
Tax effect                                            (4,068)       (1,007)
                                                   ---------     ---------
Net income without stock-based compensation        $ 108,451     $ 105,718
                                                   =========     =========

                                                   ---------     ---------
Basic EPS with stock-based compensation            $    0.32     $    0.34
                                                   =========     =========
Shares used in basic EPS with stock-based
compensation                                         306,336       308,201
                                                   =========     =========

                                                   ---------     ---------
Diluted EPS with stock-based compensation          $    0.31     $    0.33
                                                   =========     =========
Shares used in diluted EPS with stock-based
compensation                                         315,940       316,918
                                                   =========     =========

                                                   ---------     ---------
Basic EPS without stock-based compensation         $    0.35     $    0.34
                                                   =========     =========

Shares used in basic EPS without stock-based
compensation                                         306,336       308,201
                                                   =========     =========

                                                   ---------     ---------
Diluted EPS without stock-based compensation       $    0.35     $    0.33
                                                   =========     =========

Shares used in diluted EPS without stock-based
compensation                                         313,429       316,918
                                                   =========     =========


Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax asset (hypothetical and actual) recorded for stock compensation costs (excess tax benefits) to be classified as financing cash flows. The $3.5 million excess tax benefit classified as a financing cash inflow for the quarter ended October 2, 2005 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The Company issues new shares of common stock upon exercise of stock options. During the first quarter of fiscal year 2006 0.6 million stock options were exercised for a gain (aggregate intrinsic value) of $14.3 million determined as of the date of option exercise.

Determining Fair Value

The fair value of each option award is estimated on the date of grant using the Black Scholes option-pricing model that uses the assumptions in the following table. Expected volatilities are based on implied volatilities from traded options on the Company's stock. Expected volatility was lower in the first quarter of fiscal year 2006 when compared to the same period in the previous fiscal year as the Company changed its expected volatility assumption from historical volatility to implied volatility during fiscal 2005. The Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The Company uses the simplified calculation of expected life, described in the SEC's Staff Accounting Bulletin 107, as the Company shortened the contractual life of employee stock options from ten years to seven years. The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average grant date fair value of options granted during the first quarter of fiscal 2006 and 2005 using the below assumptions were $11.68 and $24.03, respectively. The estimated fair value of the employee stock options are amortized to expense using the straight-line method over the vesting period.

                                  October 2,         September 26,
                                     2005                 2004
                               ---------------      ----------------
Expected lives in years             4.88                  6.99
Expected volatility                30.0%                 65.0%
 Dividend yields                    1.0%                  0.9%
Risk free interest rates            3.8%                  3.1%

Pro-forma Disclosures

As stated above, the Company implemented SFAS 123R in its financial statements for the three-month period ended October 2, 2005 and was not required to restate results for prior periods. However, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to options granted under the Company's stock option plans for the first quarter of fiscal 2005. For the quarter ended September 26, 2004 stock-based compensation for restricted stock grants resulted in a decrease to income before income taxes of $3.2 million and a decrease to net income of $2.2 million. For purposes of the pro forma disclosure, the value of the options is estimated using the Black Scholes option-pricing model and amortized to expense straight-line, over the options' vesting periods. Note that the below pro forma disclosures are provided for the first quarter of fiscal 2005 only because employee stock options were not accounted for using the fair value method during that period. When the Company presents its financial statements for first quarter of fiscal 2007, it will not present any comparative pro-forma disclosures because share-based payments will have been accounted for under SFAS 123R fair value method for the first quarter of both fiscal years 2006 and 2007.


                                                    Thee months
                                                       ended
                                                  --------------
                                                   September 26,
                                                       2004
                                                  --------------
Net income as reported                            $     103,476
Add: Stock-based employee compensation
expense  included in reported net income,
net of related tax effects                                2,242
Deduct: Total stock-based compensation
expense determined under the fair value
method, net of tax                                      (19,950)
                                                  --------------
Pro forma net income                              $      85,768
                                                  ==============
Earning per share:
     Basic-as reported                            $        0.34
                                                  ==============
     Basic-pro forma                              $        0.28
                                                  ==============
     Diluted-as reported                          $        0.33
                                                  ==============
     Diluted-pro forma                            $        0.27
                                                  ==============

5.       Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity. The components of comprehensive income were as follows:

                                            Three Months Ended
                                   --------------------------------------
                                      October 2,         September 26,
                                         2005                 2004
                                   -----------------    -----------------

Net income                              $ 99,181            $ 103,476

(Increase) and decrease in
unrealized losses on
available-for-sale securities             (1,283)               1,538
                                   -----------------    -----------------

Total comprehensive income              $ 97,898            $ 105,014
                                   =================    =================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

There have been no significant changes to the Company's critical accounting policies during the quarter ended October 2, 2005 other than the policy associated with the adoption of SFAS 123R noted below as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2005.

Accounting for Stock-Based Compensation

Beginning in fiscal 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of grant using the Black Scholes method. The compensation cost is then amortized straight-line over the vesting period. The Company uses Black Scholes in determining the fair value of its stock options at the date of grant. Black Scholes requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with the Company's assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

Results of Operations

The table below states the income statement items for the three months ended October 2, 2005 and September 26, 2004 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim period ended October 2, 2005 to the corresponding period from the prior fiscal year:

                                               Three Months Ended
                                ------------------------------------------------
                                 October 2,         September 26,      Increase/
                                    2005               2004           (Decrease)
                                --------------     --------------    -----------

Net sales                             100.0%             100.0%             1%
Cost of sales                          21.9               21.7              2
                                --------------     --------------
    Gross profit                       78.1               78.3              1
                                --------------     --------------
Expenses:
    Research and development           14.8               12.1             23
    Selling, general and
       administrative                  12.1                9.1             35
                                --------------     --------------
                                       26.9               21.2             28
                                --------------     --------------
Operating income                       51.2               57.1             (9)
Interest income, net                    4.5                2.1            113
                                --------------     --------------
Income before income taxes             55.7%              59.2%            (5)
                                ==============     ==============

Effective tax rate                     30.5%              31.0%
                                ==============     ==============

     Net sales for the quarter ended October 2, 2005 were $256.0 million, an increase of $3.0 million or 1% over net sales of $253.0 million for the same quarter of the previous fiscal year. The average selling price ("ASP") for the first quarter of fiscal year 2006 was $0.14 higher, at $1.55 per unit as compared to $1.41 per unit in the first quarter of fiscal year 2005. The increase in ASP is the result of a change in sales mix to products with higher prices. Geographically, international sales were $183.5 million or 72% of net sales, an increase of $0.4 million as compared to international sales of $183.1 million or 72% of net sales for the same period in fiscal year 2005. Internationally, sales to Rest of the World (ROW), which is primarily Asia excluding Japan, represented $106.4 million or 42% of net sales, while sales to Europe and Japan were $40.1 million or 16% of net sales and $37.0 million or 14% of net sales, respectively. Domestic sales were $72.5 million or 28% of net sales in the first quarter of fiscal year 2006 compared to $69.9 million or 28% of net sales in the same period in fiscal year 2005.

     Gross profit was $200.0 million for the first quarter of fiscal year 2006, an increase of $1.8 million from the corresponding period of fiscal year 2005. Gross profit as a percentage of net sales decreased to 78.1% in the first quarter of fiscal year 2006 as compared to 78.3% for the same period in the previous fiscal year. The decrease in gross profit as a percentage of net sales was primarily due to the $0.7 million dollar increase in costs related to stock-based compensation. In addition to the $1.2 million of stock-based compensation that was expensed, the Company capitalized $1.2 million into inventory for grants issued to production employees causing the Company's inventory balance to increase $1.2 million.

     Research and development ("R&D") expenses for the quarter ended October 2, 2005 were $37.8 million, an increase of $7.1 million or 23% over R&D expenses of $30.6 million for the same period in the previous fiscal year. The increase in R&D is primarily due to costs related to stock-based compensation, which increased $4.5 million. The increase in R&D was also due to a $2.4 million increase in compensation costs related to increases in employee headcount and annual merit increases, offset by $0.2 million decrease in profit sharing. In addition to compensation costs, the Company had a $0.4 million increase in other R&D related expenses.

     Selling, general and administrative expenses ("SG&A") for the quarter ended October 2, 2005 were $31.2 million, an increase of $8.1 million or 35% over SG&A expenses of $23.1 million for the same period in the previous fiscal year. The increase in SG&A is primarily due to costs related to stock-based compensation, which increased $4.9 million. The increase in SG&A was also due to a $1.7 million increase in compensation costs related to increases in employee headcount and annual merit increases, offset by $0.3 million decrease in profit sharing. In addition to compensation costs, the Company had a $1.0 million increase in legal expenses. Lastly, other SG&A costs increased $0.8 million.

     Interest income, net was $11.6 million for the first quarter of fiscal year 2006, an increase of $6.2 million from the corresponding period of fiscal year 2005. Interest income, net increased due to the increase in the average interest rate earned on the Company's higher average cash investment balance.

     The Company's effective tax rate for the first quarter of fiscal year 2006 was 30.5% as compared to 31% in the corresponding period of fiscal year 2005 due to temporary changes in the R&D credit. The tax rate is lower than the federal statutory rate primarily due to business activity in foreign jurisdictions with lower tax rates and tax-exempt interest income. The increase in the effective tax rate from 30% in the fourth quarter of fiscal year 2005 to 30.5% in the current quarter is due to a minor decrease in the Company's offshore tax benefits.

Factors Affecting Future Operating Results

     Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below and in the Company's 10-K for the fiscal year ended July 3, 2005.

     As forecasted, sales for the three-months ended October 2, 2005 were largely unchanged. During the quarter, bookings increased and cancellations were minor and the Company had a positive book to bill ratio. The Company's ending on-hand inventory at distributors is lean and lead times have remained unchanged at 4 to 6 weeks. However, there are general macro-economic concerns in the marketplace and accordingly customers in many end-markets are generally cautious and therefore tend to order just to current demand. On the other hand, the Company is well positioned at certain high-end consumer-based customers that are leaders in their fields that have positive business opportunities in their December quarter. Consequently, the Company estimates that the December quarters sales and profits will grow in the 3% to 4% range.

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

Liquidity and Capital Resources

     At October 2, 2005, cash, cash equivalents and short-term investments totaled $1,834.5 million, and working capital was $1,830.7 million.

     Accrued payroll and related benefits totaled $44.9 million at the end of the first quarter of fiscal year 2006, a decrease of $18.8 million from the fourth quarter of fiscal year 2005. The decrease is due to the payment of profit sharing. The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters. Income taxes payable totaled $98.7 million at the end of the first quarter of fiscal year 2006, an increase of $30.3 million over the fourth quarter of fiscal year 2005. The increase is due to the timing of payments to the taxing authorities within the year.

     During the first three months of fiscal year 2006, the Company generated $143.9 million of cash from operating activities, $9.4 million in proceeds from common stock issued under employee stock plans, $3.5 million from excess tax benefits received on the exercise of stock option and $36.2 million from net sales and maturities of short-term investments.

     During the first three months of fiscal year 2006, significant cash expenditures included repurchasing $64.5 million of common stock, payments of $30.8 million in cash dividends to stockholders, representing $0.10 per share, and purchases of $15.9 million for capital assets. In October, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share to be paid during the December quarter of fiscal 2006. The payment of future dividends will be based on quarterly financial performance.

     As of October 2, 2005, the Company had no off-balance sheet financing arrangements. At the end of fiscal year 2005, the Company entered into a purchase agreement of approximately $22.0 million for two buildings it currently leases. The agreement is contingent upon the owner selling a third building that the Company currently leases. The effect of the agreement will not be significant  to  the  Company's  overall  results  of  operations  or  financial position. The Company does not have any other significant contractual obligations outside of operating leases.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company's Form 10-K for the fiscal year ended July 3, 2005. There have been no material changes in the market risk affecting the Company since the filing of the Company's Form 10-K for fiscal year 2005. At October 2, 2005, the Company's cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company's short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company's interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

     The  Company's  sales  outside  the United  States are  transacted  in U.S.
dollars; accordingly the Company's sales are not impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures

     The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting

     There was no change in the Company's internal control over financial reporting that occurred during the first quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.    Legal Proceedings

        None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        c)     Stock Repurchases
---------------------------------------------------------------------------------------------------------------------------------
                                                                             Total Number of Shares  Maximum Number of Shares
                                                                               Purchased as Part of   that May Yet be Purchased
                              Total Number of Shares  Average Price Paid per   Publicly Announced       Under the Plans or
 Period                           Purchased                 Share               Plans or Programs           Programs (1)
---------------------------------------------------------------------------------------------------------------------------------
Month #1 (July 4, 2005 -
July 31, 2005)                            --                      --                       --                14,626,182
---------------------------------------------------------------------------------------------------------------------------------
Month #2 (August 1, 2005 -
August 28, 2005)                   1,656,165                  $38.91                1,656,165                12,970,017
---------------------------------------------------------------------------------------------------------------------------------
Month #3 (August 29, 2005 -
October 2, 2005)                          --                      --                       --                12,970,017
---------------------------------------------------------------------------------------------------------------------------------
Total                              1,656,165                  $38.91                1,656,165                12,970,017
---------------------------------------------------------------------------------------------------------------------------------

(1)      On July 26, 2005,  the Company's  Board of Directors  authorized  the Company to purchase up to 10,000,000 shares of its common stock in the open market over a two-year period.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matter to a Vote of Security Holder

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

Exhibit
Number         Description
------         -----------

3.4 (1)        Amended and Restated Bylaws of Registrant

10.50 (2)      Amended and Restated Employment  Agreement between Registrant and
               Robert H. Swanson, Jr. dated October 18, 2005

10.53 2005 Equity Incentive Plan, form of Stock Option Agreement, form of Restricted Stock Agreement, and form of Restricted Stock Unit Agreement

10.54 (3)      2005 Employee Stock Purchase Plan and enrollment form

31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2005.

(2) Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005

(3) Incorporated by reference to the Registrant's Statement on Form S-8 filed with the Securities and Exchange Commission on September 30, 2005

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          LINEAR TECHNOLOGY CORPORATION

DATE:   November 14, 2005                 BY    /s/Paul Coghlan
                                                --------------------------------
                                                Paul Coghlan
                                                Vice President, Finance &
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)