Form 10-Q
period 2006-01-01
LINEAR TECHNOLOGY CORP /CA/
filed 2006-02-10
CIK 791907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

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

           (Zip Code)

(408) 432-1900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]

Accelerated filer [   ]

Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 27, 2006
Common Stock, $0.001 par value per share	305,696,633 shares

LINEAR TECHNOLOGY CORPORATION

FORM 10-Q

THREE AND SIX MONTHS ENDED JANUARY 1, 2006

INDEX

Page

Part I:

Financial Information

Item 1.

Financial Statements

Consolidated Statements of Income for the three and six months

3

ended January 1, 2006 and January 2, 2005

Consolidated Balance Sheets at January 1, 2006 and

4

July 3, 2005

Consolidated Statements of Cash Flows for the six months

5

ended January 1, 2006 and January 2, 2005

Notes to Consolidated Financial Statements

6-10

Item 2.

Management’s Discussion and Analysis of Financial

10-13

Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

13-14

Item 4.

Controls and Procedures

14

Part II:

Other Information

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 4.

Submission of Matter to a Vote of Security Holder

15

Item 6.

Exhibits

16

Signatures:

17

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Net sales	$ 265,146	$ 250,121	$ 521,159	$ 503,149
Cost of sales (1)	58,765	53,890	114,764	108,729
Gross profit	206,381	196,231	406,395	394,420
Expenses:
Research and development (1)	38,040	32,413	75,819	63,047
Selling, general and administrative (1)	32,331	26,321	63,481	49,379
	70,371	58,734	139,300	112,426
Operating income	136,010	137,497	267,095	281,994
Interest income, net	12,572	7,244	24,194	12,712
Income before income taxes	148,582	144,741	291,289	294,706
Provision for income taxes	45,318	41,923	88,844	88,412
Net income	$ 103,264	$ 102,818	$ 202,445	$ 206,294
Basic earnings per share	$ 0.34	$ 0.33	$ 0.66	$ 0.67
Shares used in the calculation of basic earnings per share	305,534	307,856	305,690	307,879
Diluted earnings per share	$ 0.33	$ 0.33	$ 0.64	$ 0.65
Shares used in the calculation of diluted earnings per share	313,792	315,797	314,490	315,967
Cash dividends per share	$ 0.10	$ 0.08	$ 0.20	$ 0.16

(1) Includes stock based compensation charges as follows:
Cost of sales	$ 2,306	$ 776	$ 3,513	$ 1,296
Research and development	5,530	1,939	11,453	3,369
Selling, general and administrative	5,895	2,133	12,103	3,432
Total stock-based compensation	$ 13,731	$ 4,848	$ 27,069	$ 8,097

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	January 1, 2006	July 3, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$ 311,090	$ 323,181
Short-term investments	1,530,563	1,467,731
Accounts receivable, net of allowance for doubtful accounts of $1,808 ($1,713 at July 3, 2005)	128,336	125,864
Inventories:
Raw materials	3,779	3,664
Work-in-process	23,722	22,854
Finished goods	9,597	7,810
Total inventories	37,098	34,328
Deferred tax assets	46,828	38,298
Prepaid expenses and other current assets	23,919	17,907
Total current assets	2,077,834	2,007,309
Property, plant and equipment, at cost:
Land, buildings and improvements	185,534	167,218
Manufacturing and test equipment	382,099	375,163
Office furniture and equipment	3,336	3,389
	570,969	545,770
Accumulated depreciation and amortization	(327,300)	(324,742)
Net property, plant and equipment	243,669	221,028
Other non current assets	50,369	57,897
Total assets	$ 2,371,872	$ 2,286,234

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$ 11,690	$ 11,800
Accrued payroll and related benefits	64,965	63,787
Deferred income on shipments to distributors	43,305	43,708
Income taxes payable	78,758	68,389
Other accrued liabilities	17,295	20,055
Total current liabilities	216,013	207,739
Deferred tax and other long-term liabilities	69,337	71,461
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	--	--
Common stock, $0.001 par value, 2,000,000 shares authorized; 305,631 shares issued and outstanding at January 1, 2006 (306,587 shares at July 3, 2005)	305	307
Additional paid-in capital	977,511	926,456
Accumulated other comprehensive income, net of tax	(4,838)	(2,839)
Retained earnings	1,113,544	1,083,110
Total stockholders’ equity	2,086,522	2,007,034
Total liabilities and stockholders’ equity	$ 2,371,872	$ 2,286,234

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	January 1, 2006	January 2, 2005
Cash flow from operating activities: Net income	$ 202,445	$ 206,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,152	23,311
Tax benefit from stock option transactions	3,506	20,801
Stock-based compensation	27,069	8,097
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(2,472)	(18,376)
Decrease (increase) in inventories	(1,669)	792
Decrease (increase) in prepaid expenses and other current assets and deferred tax assets	(13,368)	388
Decrease (increase) in long-term assets	4,117	--
Increase (decrease) in accounts payable, accrued payroll and other accrued liabilities	(3,816)	(2,762)
Increase (decrease) in deferred income on shipments to distributors	(403)	3,395
Increase (decrease) in income taxes payable	10,369	(11,323)
Cash provided by operating activities	249,930	230,617

Cash flow from investing activities:
Purchase of short-term investments	(713,199)	(617,493)
Proceeds from sales and maturities of short- term investments	647,194	522,088
Purchase of property, plant and equipment	(43,382)	(34,019)
Cash provided by (used in) investing activities	(109,387)	(129,424)

Cash flow from financing activities:
Excess tax benefit received on exercise of stock options	8,554	--
Issuance of common shares under employee stock plans	20,855	39,415
Purchase of common stock	(120,441)	(109,282)
Payment of cash dividends	(61,602)	(49,760)
Cash provided by (used in) financing activities	(152,634)	(119,627)

Increase (decrease) in cash and cash equivalents	(12,091)	(18,434)

Cash and cash equivalents, beginning of period	323,181	203,542
Cash and cash equivalents, end of period	$ 311,090	$ 185,108

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

1.

Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made.  All such adjustments were of a normal recurring nature.  The results for the three and six month periods ended January 1, 2006 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 3, 2005 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at July 3, 2005 has been derived from audited financial statements as of that date.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.

The Company operates on a 52/53-week year, ending on the Sunday nearest June 30.  Fiscal year 2006 is a 52-week year, fiscal year 2005 was a 53-week year, with the additional week falling in the three month period ended January 2, 2005, the Company’s second-quarter.

3.

Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and restricted stock calculated using the treasury stock method.  The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Numerator - Net income	$ 103,264	$ 102,818	$ 202,445	$ 206,294
Denominator for basic earnings per share – weighted average shares	305,534	307,856	305,690	307,879
Effect of dilutive securities – employee stock options and restricted stock	8,258	7,941	8,800	8,088
Denominator for diluted earnings per share	313,792	315,797	314,490	315,967
Basic earnings per share	$ 0.34	$ 0.33	$ 0.66	$ 0.67
Diluted earnings per share	$ 0.33	$ 0.33	$ 0.64	$ 0.65

4.

Stock-Based Compensation

Stock–Based Benefit Plans

The Company has equity incentive plans under which the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights and other forms of equity awards to employees, consultants and directors.  Since the Company’s inception in 1981 through January 1, 2006, the total authorized number of shares under all plans was 186.5 million.  At January 1, 2006, 19.4 million shares were available for grant under all plans.  Options generally become exercisable over a five-year period (generally 10% every six months.)  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.  The Company’s restricted stock grants vest over a period of three to five years based upon continued employment with the Company.

The Company's employee stock purchase plan (ESPP) permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods commence on approximately May 1 and November 1 of each year.  At January 1, 2006, 1.4 million shares were available for issuance under the ESPP.

Adoption of SFAS 123R

In fiscal 2006, the Company began accounting for stock-based compensation arrangements in accordance with the provisions of Financial Accounting Standards Board Statement (FASB) No. 123(R) (SFAS 123R), “Share-Based Payment.” Under SFAS 123R, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black Scholes method.  The Company amortizes the compensation cost straight-line over the vesting period, which is generally five years.  The Black Scholes valuation calculation requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

Prior to July 4, 2005, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by FASB Statement No. 123 (SFAS 123), “Accounting for Stock-Based Compensation.” No stock-based compensation was recognized on employee stock options or ESPP in the Consolidated Income Statement before July 4, 2005.  However, as required by APB 25 the Company recognized stock-based compensation related to restricted stock grants prior to July 4, 2005.  The Company began issuing restricted stock grants to employees during the first quarter of fiscal year 2005. The right to sell the shares generally vests over a period of three to five years based upon continued employment. Upon termination of employment the Company has the right to buy back unvested shares at the exercise price.

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

As a result of adopting SFAS 123R on July 4, 2005, total stock-based compensation resulted in a decrease to income before income taxes for the three and six months ended January 1, 2006 of $13.7 million and $27.1 million, respectively, and a decrease to net income of $9.5 million and $18.8 million, respectively, after tax.  Total stock-based compensation includes the impact of stock options, restricted stock and the employee stock purchase plan.  Throughout fiscal 2005 the Company, in accordance with APB 25, recognized the impact of restricted stock in its reported financial results.  Accordingly, the Company’s income before income taxes for the three and six months ended January 1, 2006, is $7.7 million and $15.6 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.   These amounts represent solely the impact of stock options and the employee stock purchase plan since restricted stock is accounted for similarly under both APB 25 and SFAS 123R.

As a result of adopting SFAS 123R, the shares used in calculating diluted earnings per share for the three and six months ended January 1, 2006, increased 2.0 million and 1.9 million shares, respectively, as compared to the diluted shares calculated under APB 25 due to the diluted shares calculation under the treasury stock method of SFAS 123R. As of January 1, 2006 there was approximately $119.8 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The table below outlines the effects of total stock-based compensation for the three and six months ended January 1, 2006 and January 2, 2005:

In thousands, except per share amounts	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005
Net income	$ 103,264	$ 102,818	$ 202,445	$ 206,294
Stock-based compensation	13,731	4,848	27,069	8,097
Tax effect	(4,188)	(1,405)	(8,256)	(2,429)
Net income without stock-based compensation	$ 112,807	$ 106,261	$ 221,258	$ 211,962

Basic EPS with stock-based compensation	$ 0.34	$ 0.33	$ 0.66	$ 0.67
Shares used in basic EPS with stock-based compensation	305,534	307,856	305,690	307,879

Diluted EPS with stock-based compensation	$ 0.33	$ 0.33	$ 0.64	$ 0.65
Shares used in diluted EPS with stock-based compensation	313,792	315,797	314,490	315,967

Basic EPS without stock-based compensation	$ 0.37	$ 0.35	$ 0.72	$ 0.69
Shares used in basic EPS without stock-based compensation	305,534	307,856	305,690	307,879
Diluted EPS without stock-based compensation	$ 0.36	$ 0.34	$ 0.71	$ 0.67
Shares used in diluted EPS without stock-based compensation	311,782	315,797	312,561	315,967

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax assets (hypothetical and actual) recorded for stock compensation costs (excess tax benefits) to be classified as financing cash flows. The $8.6 million excess tax benefit classified as a financing cash inflow for the six months ended January 1, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The Company issues new shares of common stock upon exercise of stock options. For the three and six months ended January 1, 2006, 1.0 million and 1.7 million stock options, respectively, were exercised for a gain (aggregate intrinsic value) of $23.1 and $37.3 million, respectively, determined as of the date of option exercise.

Determining Fair Value

The fair value of each option award is estimated on the date of grant using the Black Scholes option-pricing model that uses the assumptions in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock.  Expected volatility was lower in the three and  six month periods ended January 1, 2006 when compared to the same periods in the previous fiscal year because the Company changed its expected volatility assumption from historical volatility to implied volatility during fiscal year 2005.  The Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility.  The Company uses the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletin 107, as the Company shortened the contractual life of employee stock options from ten years to seven years.  The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options is amortized to expense using the straight-line method over the vesting period.

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2006	2005	2006	2005
Expected lives in years	4.88	6.62	4.88	6.84
Estimated volatility	27.3%	48.6%	29.3%	58.0%
Dividend yields	1.0%	1.0%	1.0%	.42%
Risk free interest rates	4.5%	3.1%	4.0%	3.1%
Weighted-average grant date fair value of options granted	$10.16	$17.04	$11.19	$21.11

Pro-forma Disclosures

As stated above, the Company implemented SFAS 123R in its financial statements for the three and six month periods ended January 1, 2006 and was not required to restate results for prior periods.  However, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three and six month periods ended January 2, 2005.  For the three and six month periods ended January 2, 2005 stock-based compensation for restricted stock grants resulted in a decrease to income before income taxes of $4.8 million and $8.1 million, respectively.  For purposes of the pro forma disclosure, the value of the options is estimated using the Black Scholes option-pricing model and amortized to expense using a straight-line method over the options’ vesting periods.

In thousands, except per share amounts	Three Months Ended	Six Months Ended
	January 2, 2005	January 2, 2005
Net income as reported	$ 102,818	$ 206,294
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	3,443	5,668
Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	(25,469)	(45,366)
Pro forma net income	$ 80,792	$ 166,596
Earning per share: Basic-as reported	$ 0.33	$ 0.67
Basic-pro forma	$ 0.26	$ 0.54
Diluted-as reported	$ 0.33	$ 0.65
Diluted-pro forma	$ 0.26	$ 0.53

5.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on available-for-sale securities.  The Company, in practice, primarily holds its cash and short-term investments until maturity.  The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
In thousands	January 1, 2006	January 2, 2005	January 1 2006	January 2, 2005
Net income	$ 103,264	$ 102,818	$ 202,445	$ 206,294
Increase (decrease) in unrealized gains and losses on available-for-sale securities	(716)	344	(1,999)	1,882
Total comprehensive income	$ 102,548	$ 103,162	$ 200,446	$ 208,176

6.

Product Warranty and Indemnification

The Company’s warranty policy provides for the replacement of defective parts.  In certain large contracts, the Company has agreed to negotiate in good faith a warranty expense in the event that an epidemic failure of its parts were to take place. To date there have been no such occurrences. Warranty expense historically has been negligible.

The Company provides a limited indemnification for certain customers against intellectual property infringement claims related to the Company's products. In certain cases, there are limits on and exceptions to the Company's potential liability for indemnification relating to intellectual property infringement claims.  To date, the Company has not incurred any significant indemnification expenses related to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that the Company might be required to make as a result of these agreements, and accordingly, the Company has not accrued any amounts for its indemnification obligations.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the quarter ended January 1, 2006 other than the policy associated with the adoption of SFAS 123R noted below as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2005.

Accounting for Stock-Based Compensation

Beginning in fiscal year 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of grant using the Black Scholes method. The compensation cost is then amortized straight-line over the vesting period.  The Company uses Black Scholes in determining the fair value of its stock options at the date of grant.  Black Scholes requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates that determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.  If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.

Results of Operations

The table below summarizes the income statement items for the three and six months ended January 1, 2006 and January 2, 2005 as a percentage of net sales and provides the percentage change in absolute dollars of such items comparing the interim periods ended January 1, 2006 to the corresponding periods from the prior fiscal year:

	Three Months Ended			Six Months Ended
	January 1, 2006	January 2, 2005	Increase/ (Decrease)	January 1, 2006	January 2, 2005	Increase/ (Decrease)

Net sales	100.0%	100.0%	6%	100.0%	100.0%	4%
Cost of sales	22.2	21.5	9	22.0	21.6	6
Gross profit	77.8	78.5	5	78.0	78.4	3
Expenses:
Research and development Selling, general and administrative	14.3 12.2	13.0 10.5	17 23	14.5 12.2	12.5 9.8	20 29
	26.5	23.5	20	26.7	22.3	24
Operating income	51.3	55.0	(1)	51.3	56.1	(5)
Interest income, net	4.7	2.9	74	4.6	2.5	90
Income before income taxes	56.0%	57.9%	3	55.9%	58.6%	(1)

Effective tax rates	30.5%	29.0%		30.5%	30.0%

Net sales for the quarter ended January 1, 2006 were $265.1 million, an increase of $15.0 million or 6% over net sales of $250.1 million for the same quarter of the previous fiscal year.  The increase in net sales was primarily due to the Company selling more units into a wide variety of end-markets in response to improving overall demand.  The average selling price (“ASP”) for the second quarter of fiscal year 2006 was higher at $1.63 per unit as compared to $1.42 per unit in the second quarter of fiscal year 2005.  The increase in ASP over the prior year was mainly due to a shift in the mix of products sold.  Increases of sales into high-end consumer, industrial, networking and automotive markets were partially offset by a decrease in the sales of cellular handset products.  Geographically, international sales were $188.3 million or 71% of net sales, an increase of $3.5 million as compared to international sales of $184.8 million or 74% of net sales for the same period in fiscal year 2005.  Internationally, sales to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $107.6 million or 41% of net sales, while sales to Europe and Japan were $42.3 million or 16% of net sales and $38.4 million or 14% of net sales, respectively.  Domestic sales were $76.8 million or 29% of net sales in the second quarter of fiscal year 2006 compared to $65.3 million or 26% of net sales in the same period in fiscal year 2005.

Net sales for the six months ended January 1, 2006 were $521.2 million, an increase of $18.1 million or 4% over net sales of $503.1 million for the same period of the previous fiscal year.  The increase in net sales for the six month period was due to similar factors as the three-month period discussed above.  The ASP for the first six-month period of fiscal year 2006 was higher at $1.59 per unit as compared to $1.42 per unit in the same period of fiscal year 2005.  The increase in ASP over the prior year period was due to similar reasons stated above.  Geographically, international sales were $371.8 million or 71% of net sales for the first six month period of fiscal year 2006, an increase of $3.9 million as compared to international sales of $367.9 million or 73% of net sales for the same period in fiscal year 2005.  Internationally, sales to ROW, represented $214.1 million or 41% of net sales, while sales to Europe and Japan were $82.4 million or 16% of net sales and $75.3 million or 14% of net sales, respectively.  Domestic sales were $149.4 million or 29% of net sales in the first six month period of fiscal year 2006 compared to $135.2 million or 27% of net sales in the same period in fiscal year 2005.

Gross profit was $206.4 million and $406.4 million for the second quarter and first six month period of fiscal year 2006, an increase of $10.2 million and $12.0 million, respectively, from the corresponding periods of fiscal year 2005.  Gross profit as a percentage of net sales decreased to 77.8% of net sales in the second quarter of fiscal year 2006 as compared to 78.5% of net sales for the same period in the previous fiscal year.  Gross profit as a percentage of net sales decreased to 78.0% of net sales for the first six month period of fiscal year 2006 as compared to 78.4% of net sales for the same period of the previous fiscal year.  The decrease in gross profit as a percentage of net sales for the three and six month periods ended January 1, 2006 was primarily due to the $1.5 million and $2.2 million, increase in costs related to stock-based compensation, respectively.  The increase in costs for the three and six month periods were somewhat offset by the favorable effect of fixed costs allocated across higher production volumes in support of higher net sales.

Research and development (“R&D”) expenses for the quarter ended January 1, 2006 were $38.0 million, an increase of $5.6 million or 17% over R&D expenses of $32.4 million for the same period in the previous fiscal year.  The increase in R&D is primarily due to costs related to stock-based compensation, which increased $3.6 million. The increase in R&D was also due to a $1.1 million increase in compensation costs related to increases in employee headcount and annual merit increases; and increases to profit sharing of $1.0 million.  Offsetting the increases in labor expenses, the Company had a $0.1 million decrease to other R&D related expenses.

Research and development expenses for the six month period ended January 1, 2006 were $75.8 million, an increase of $12.8 million or 20% over R&D expenses of $63.0 million for the same period in the previous fiscal year.  The increase in R&D is primarily due to costs related to stock-based compensation, which increased $8.1 million. The increase in R&D was also due to a $3.5 million increase in compensation costs related to increases in employee headcount and annual merit increases; and increases to profit sharing of $0.8 million.  Other R&D costs increased $0.4 million.

Selling, general and administrative expenses (“SG&A”) for the quarter ended January 1, 2006 were $32.3 million, an increase of $6.0 million or 23% over SG&A expenses of $26.3 million for the same period in the previous fiscal year.  The increase in SG&A is primarily due to costs related to stock-based compensation, which increased $3.8 million.  The increase in SG&A was also due to a $1.2 million increase in compensation costs related to increases in employee headcount and annual merit increases; and increases to profit sharing of $0.7 million.  In addition to compensation costs, the Company had a $1.0 million increase in legal expenses while other SG&A costs decreased $0.7 million.

Selling, general and administrative expenses for the six month period ended January 1, 2006 were $63.5 million, an increase of $14.1 million or 29% over SG&A expenses of $49.4 million for the same period in the previous fiscal year.  The increase in SG&A is primarily due to costs related to stock-based compensation, which increased $8.7 million.  The increase in SG&A was also due to a $2.9 million increase in compensation costs related to increases in employee headcount and annual merit increases; and increases to profit sharing of $0.4 million.  In addition to compensation costs, the Company had a $2.0 million increase in legal expenses while other SG&A costs increased $0.1 million.

Interest income, net was $12.6 million and $24.2 million for the second quarter and first six month period of fiscal year 2006, an increase of $5.3 million and an increase of $11.5 million, respectively, from the corresponding periods of fiscal year 2005.  The increases for the three and six month periods are primarily due to the increase in the average interest rate earned on the Company’s cash investment balances and, to a lesser extent, higher average cash investment balances.

The Company’s effective tax rate for the second quarter and first six month period of fiscal year 2006 was 30.5% for both periods as compared to 29% and 30%, respectively, in the corresponding periods of fiscal year 2005. The increase in the effective tax rate for both periods is due to minor decreases in the Company’s offshore tax benefits.  The tax rate is lower than the federal statutory rate primarily due to business activity in foreign jurisdictions with lower tax rates and due to tax-exempt interest income.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below and in the Company’s 10-K for the fiscal year ended July 3, 2005.

As expected, sales for the three-months ended January 1, 2006 increased 3.5% sequentially over the first quarter of fiscal year 2006.  During the quarter, bookings increased with strength in the industrial, communications and automotive end-markets.  Cancellations continued to be minor and the Company had a positive book to bill ratio.  The Company’s ending on-hand inventory at distributors is lean and lead times have remained unchanged at 4 to 6 weeks.  However, economic news can be easily influenced by political events and customers in many end-markets are generally cautious and therefore tend to order just to current demand.  Nevertheless, given the diversity of booking improvements mentioned above, the Company expects sales and profits for the March quarter will grow in the 5% to 6% range over the December quarter just completed.

Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy.  The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development.  Furthermore, new product introductions and patent protection of existing products, as well as exposure related to patent infringement suits if brought against the Company, are factors that can influence future sales growth and sustained profitability.  The Company’s headquarters and a portion of its manufacturing facilities and research and development activities and certain other critical business operations are located near major earthquake fault lines in California, consequently, the Company could be adversely affected in the event of a major earthquake.

Although the Company believes that it has the product lines, manufacturing facilities and technical and financial resources for its current operations, sales and profitability could be significantly affected by factors described above and other factors.  Additionally, the Company’s common stock could be subject to significant price volatility should sales and/or earnings fail to meet expectations of the investment community. Furthermore, stocks of high technology companies are subject to extreme price and volume fluctuations that are often unrelated or disproportionate to the operating performance of these companies.

Liquidity and Capital Resources

At January 1, 2006, cash, cash equivalents and short-term investments totaled $1,841.7 million, and working capital was $1,861.8 million.

Accounts receivable totaled $128.3 million at the end of the second quarter of fiscal year 2006, an increase of $2.5 million from the end of the fourth quarter of fiscal year 2005.  The increase is primarily due to higher shipments.  Deferred tax assets increased $8.5 million over the fourth quarter of fiscal year 2005, primarily due to the tax effects of implementing SFAS 123R during fiscal year 2006.

Net property, plant and equipment increased $22.6 million over the fourth quarter of fiscal year 2005, primarily due to the Company purchasing two buildings located at the Company’s headquarters in Milpitas that were previously leased and due to equipment purchases.  These increases were offset by depreciation.

During the first six months of fiscal year 2006, the Company generated $249.9 million of cash from operating activities, $20.9 million in proceeds from common stock issued under employee stock plans and $8.6 million from excess tax benefits received on the exercise of stock options.

During the first six months of fiscal year 2006, significant cash expenditures included the repurchase of $120.4 million in common stock, $66.0 million from net purchases of short-term investments, payments of $61.6 million in cash dividends to stockholders representing $0.20 per share, and purchases of $43.4 million for capital assets.  In January 2006 the Company’s Board of Directors declared a 50% increase to the quarterly cash dividend to $0.15 per share from $0.10 per share.  The $0.15 per share dividend will be paid during the March quarter of fiscal year 2006.  The payment of future dividends will be based on financial performance.

As of January 1, 2006 the Company had no off-balance sheet financing arrangements.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 3, 2005.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2005.  At January 1, 2006, the Company’s cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company’s short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

The Company’s sales outside the United States are transacted in U.S. dollars; accordingly the Company’s sales are not impacted by foreign currency rate changes.  To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

Item 4.

 Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information that the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.

OTHER INFORMATION

Items 1, 3 and 5 have been omitted, as they are not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (October 3, 2005 – October 30, 2005)	1,500,000	$ 34.62	1,500,000	11,470,017
Month #2 (October 31, 2005 – November 27, 2005)	117,557	$ 34.56	117,557	11,352,460
Month #3 (November 28, 2005 – January 1, 2006)	--	--	--	11,352,460
Total	1,617,557	$ 34.61	1,617,557	11,352,460

(1)

On July 26, 2005, the Company’s Board of Directors authorized the Company to purchase up to 10,000,000 shares of its common stock in the open market over a two-year period.

Item 4.

Submission of Matter to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company, held on November 2, 2005, in Milpitas, California, the stockholders elected members of the Company’s Board of Directors, approved the 2005 Equity Incentive Plan, approved the 2005 Employee Stock Purchase Plan, reapproved the 1996 Senior Executive Bonus Plan, and ratified the Company’s proposal to appoint Ernst & Young LLP as the independent registered public accounting firm.

The vote for nominated directors was as follows:

NOMINEE

FOR

WITHHELD

Robert H. Swanson, Jr.

275,453,605

6,274,207

Lothar Maier

275,695,428

6,032,384

David S. Lee

224,247,250

57,480,562

Leo T. McCarthy

274,436,337

7,291,475

Richard M. Moley

274,136,046

7,591,766

Thomas S. Volpe

266,315,090

15,412,722

The vote to adopt the 2005 Equity Incentive Plan was as follows:

FOR

AGAINST

ABSTAIN

211,818,978

39,903,851

1,818,282

The vote to adopt the 2005 Employee Stock Purchase Plan was as follows:

FOR

AGAINST

ABSTAIN

231,538,672

20,356,170

1,646,270

The vote to reapprove the 1996 Senior Executive Bonus Plan was as follows:

FOR

AGAINST

ABSTAIN

273,361,943

6,543,586

1,822,282

The vote to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for fiscal year 2006 was as follows:

FOR

AGAINST

ABSTAIN

275,264,300

4,896,030

1,567,482

Item 6.

Exhibits

Exhibit

Number

Description

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

LINEAR TECHNOLOGY CORPORATION

DATE: February 10, 2006	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TO EXCHANGE ACT RULES 13a-14(a) AND 15d-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACTOF 2002

Principal Executive Officer

I, Lothar Maier, certify that:

1)

I have reviewed this Quarterly Report on Form 10-Q of Linear Technology Corporation;

2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5)

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses, in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 10, 2006

/s/ Lothar Maier

Lothar Maier

Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION PURSUANT TO EXCHANGE ACT RULES 13a-14(a) AND 15d-14(a), AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACTOF 2002

Principal Financial Officer and Principal Accounting Officer

I, Paul Coghlan, certify that:

1)

I have reviewed this Quarterly Report on Form 10-Q of Linear Technology Corporation;

2)

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5)

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses, in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 10, 2006

/s/ Paul Coghlan

Paul Coghlan

Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Lothar Maier, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Linear Technology Corporation on Form 10-Q for the quarterly period ended January 1, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Linear Technology Corporation.

Date: February 10, 2006

By:      /s/ Lothar Maier

Name:  Lothar Maier

Title:    Chief Executive Officer

I, Paul Coghlan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Linear Technology Corporation on Form 10-Q for the quarterly period ended January 1, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Linear Technology Corporation.

Date: February 10, 2006

By:    /s/ Paul Coghlan

Name:  Paul Coghlan

Title:  Chief Financial Officer