Form 10-Q
period 2006-04-02
LINEAR TECHNOLOGY CORP /CA/
filed 2006-05-09
CIK 791907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $0.001 par value per share	303,631,746 shares

LINEAR TECHNOLOGY CORPORATION

FORM 10-Q

THREE AND NINE MONTHS ENDED APRIL 2, 2006

INDEX

Page

Part I:

Financial Information

Item 1.

Financial Statements

Consolidated Statements of Income for the three and nine months

3

ended April 2, 2006 and April 3, 2005

Consolidated Balance Sheets at April 2, 2006 and

4

July 3, 2005

Consolidated Statements of Cash Flows for the nine months

5

ended April 2, 2006 and April 3, 2005

Notes to Consolidated Financial Statements

6-10

Item 2.

Management’s Discussion and Analysis of Financial

10-14

Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.

Controls and Procedures

14

Part II:

Other Information

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 6.

Exhibits

16

Signatures:

17

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Net sales	$ 278,888	$ 250,734	$ 800,047	$ 753,883
Royalty revenue	--	40,000	--	40,000
Total revenue	278,888	290,734	800,047	793,883
Cost of sales (1)	60,021	56,600	174,785	165,329
Gross profit	218,867	234,134	625,262	628,554
Expenses:
Research and development (1)	40,982	36,002	116,801	99,049
Selling, general and administrative (1)	32,252	32,172	95,733	81,551
	73,234	68,174	212,534	180,600
Operating income	145,633	165,960	412,728	447,954
Interest income, net	13,439	7,802	37,633	20,514
Income before income taxes	159,072	173,762	450,361	468,468
Provision for income taxes	48,517	52,129	137,361	140,541
Net income	$ 110,555	$ 121,633	$ 313,000	$ 327,927
Basic earnings per share	$ 0.36	$ 0.39	$ 1.02	$ 1.07
Shares used in the calculation of basic earnings per share	306,136	307,960	305,873	307,811
Diluted earnings per share	$ 0.35	$ 0.39	$ 1.00	$ 1.04
Shares used in the calculation of diluted earnings per share	314,046	315,617	314,326	316,452
Cash dividends per share	$ 0.15	$ 0.10	$ 0.35	$ 0.26

(1) Includes stock-based compensation charges as follows:
Cost of sales	$ 2,323	$ 720	$ 5,836	$ 2,016
Research and development	5,878	1,849	17,331	5,218
Selling, general and administrative	5,017	4,473	17,120	7,905
Total stock-based compensation	$ 13,218	$ 7,042	$ 40,287	$ 15,139

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 2, 2006	July 3, 2005
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$ 393,360	$ 323,181
Short-term investments	1,522,361	1,467,731
Accounts receivable, net of allowance for doubtful accounts of $1,808 ($1,713 at July 3, 2005)	148,597	125,864
Inventories:
Raw materials	4,247	3,664
Work-in-process	24,589	22,854
Finished goods	9,150	7,810
Total inventories	37,986	34,328
Deferred tax assets	50,942	38,298
Prepaid expenses and other current assets	22,098	17,907
Total current assets	2,175,344	2,007,309
Property, plant and equipment, at cost:
Land, buildings and improvements	190,680	167,218
Manufacturing and test equipment	386,735	375,163
Office furniture and equipment	3,323	3,389
	580,738	545,770
Accumulated depreciation and amortization	(338,016)	(324,742)
Net property, plant and equipment	242,722	221,028
Other non current assets	48,663	57,897
Total assets	$ 2,466,729	$ 2,286,234

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$ 13,762	$ 11,800
Accrued payroll and related benefits	47,180	63,787
Deferred income on shipments to distributors	47,764	43,708
Income taxes payable	87,599	68,389
Other accrued liabilities	16,992	20,055
Total current liabilities	213,297	207,739
Deferred tax and other long-term liabilities	68,066	71,461
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	--	--
Common stock, $0.001 par value, 2,000,000 shares authorized; 306,838 shares issued and outstanding at April 2, 2006 (306,587 shares at July 3, 2005)	307	307
Additional paid-in capital	1,030,663	926,456
Accumulated other comprehensive income, net of tax	(5,118)	(2,839)
Retained earnings	1,159,514	1,083,110
Total stockholders’ equity	2,185,366	2,007,034
Total liabilities and stockholders’ equity	$ 2,466,729	$ 2,286,234

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	April 2, 2006	April 3, 2005
Cash flow from operating activities: Net income	$ 313,000	$ 327,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,699	36,718
Tax benefit from stock option transactions	6,706	31,543
Stock-based compensation	40,287	15,139
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(22,733)	(33,343)
Decrease (increase) in inventories	(2,558)	59
Decrease (increase) in prepaid expenses and other current assets and deferred tax assets	(15,661)	(40,386)
Decrease (increase) in long-term assets	4,117	--
Increase (decrease) in accounts payable, accrued payroll and other accrued liabilities	(21,160)	(12,559)
Increase (decrease) in deferred income on shipments to distributors	4,056	1,745
Increase (decrease) in income taxes payable	19,432	(2,488)
Cash provided by operating activities	362,185	324,355

Cash flow from investing activities:
Purchase of short-term investments	(1,060,633)	(899,576)
Proceeds from sales and maturities of short- term investments	1,002,385	794,225
Purchase of property, plant and equipment	(53,276)	(48,732)
Cash used in investing activities	(111,524)	(154,083)

Cash flow from financing activities:
Excess tax benefit received on exercise of stock options	19,665	--
Issuance of common shares under employee stock plans	48,186	58,085
Purchase of common stock	(140,646)	(167,066)
Payment of cash dividends	(107,687)	(80,923)
Cash used in financing activities	(180,482)	(189,904)

Increase (decrease) in cash and cash equivalents	70,179	(19,632)

Cash and cash equivalents, beginning of period	323,181	203,542
Cash and cash equivalents, end of period	$ 393,360	$ 183,910

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

1.

Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made.  All such adjustments were of a normal recurring nature.  The results for the three and nine month periods ended April 2, 2006 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 3, 2005 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at July 3, 2005 has been derived from audited financial statements as of that date.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

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

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Numerator - Net income	$ 110,555	$ 121,633	$ 313,000	$ 327,927
Denominator for basic earnings per share – weighted average shares	306,136	307,960	305,873	307,811
Effect of dilutive securities – employee stock options and restricted stock	7,910	7,657	8,453	8,641
Denominator for diluted earnings per share	314,046	315,617	314,326	316,452
Basic earnings per share	$ 0.36	$ 0.39	$ 1.02	$ 1.07
Diluted earnings per share	$ 0.35	$ 0.39	$ 1.00	$ 1.04

4.

Stock-Based Compensation

Stock–Based Benefit Plans

The Company has equity incentive plans under which the Company may grant stock options, restricted stock, restricted stock units, stock appreciation rights and other forms of equity awards to employees, consultants and directors.  At April 2, 2006, 19.1 million shares were available for grant under all plans.  Options generally become exercisable over a five-year period (generally 10% every six months.)  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.  The Company’s restricted stock grants vest over a period of three to five years based upon continued employment with the Company.

The Company's employee stock purchase plan (ESPP) permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods commence on approximately May 1 and November 1 of each year.  At April 2, 2006, 1.4 million shares were available for issuance under the ESPP.

Adoption of SFAS 123R

In fiscal 2006, the Company began accounting for stock-based compensation arrangements in accordance with the provisions of Financial Accounting Standards Board Statement (FASB) No. 123(R) (SFAS 123R), “Share-Based Payment.” Under SFAS 123R, compensation cost is calculated on the date of grant using the fair value of the option as determined using the Black-Scholes valuation model.  The Company amortizes the compensation cost straight-line over the vesting period, which is generally five years.  The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

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

Effective for fiscal year 2006 commencing July 4, 2005, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method.  Under the modified prospective transition method, prior periods are not restated for the effect of SFAS 123R.  Commencing with the first quarter of fiscal year 2006, compensation cost includes all share-based payments granted prior to, but not yet vested as of July 4, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation for all share-based payments granted subsequent to July 4, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

As a result of adopting SFAS 123R on July 4, 2005, total stock-based compensation resulted in a decrease to income before income taxes for the three and nine months ended April 2, 2006 of $13.2 million and $40.3 million, respectively, and a decrease to net income of $9.2 million and $28.0 million, respectively, after tax.  Total stock-based compensation includes the impact of stock options, restricted stock and the ESPP.  Throughout fiscal 2005 the Company, in accordance with APB 25, recognized the impact of restricted stock in its reported financial results.  Accordingly, the Company’s income before income taxes for the three and nine months ended April 2, 2006, was $7.8 million and $23.4 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.   These amounts represent solely the impact of stock options and the ESPP, since restricted stock is accounted for similarly under both APB 25 and SFAS 123R.

As of April 2, 2006 there was approximately $121.4 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The table below outlines the effects of total stock-based compensation for the three and nine months ended April 2, 2006 and April 3, 2005:

In thousands, except per share amounts	Three Months Ended				Nine Months Ended
	April 2,		April 3,		April 2,		April 3,
	2006		2005		2006		2005
Stock-based compensation	13,218	*	7,042	*	40,287	*	15,139	*

Tax effect on stock-based compensation	(4,031)		(2,113)		(12,287)		(4,542)
Net effect on net income	$ 9,187		$ 4,929		$ 28,000		$ 10,597

Effect on earnings per share
Basic	$0.03		$0.02		$0.09		$0.03
Diluted	$0.03		$0.02		$0.09		$0.03

Shares used in basic EPS	306,136		307,960		305,873		307,811
Shares used in diluted EPS	314,046	(1)	315,617		314,326	(1)	316,452

*  Stock-based compensation includes the effects of stock options, restricted stock, restricted stock units and the ESPP.

(1) As a result of adopting SFAS 123R, the shares used in calculating diluted earnings per share for the three and nine months ended April 2, 2006, increased 2.0 million and 1.9 million shares, respectively, as compared to the diluted shares calculated under APB 25 due to the change in the diluted shares calculation under the treasury stock method of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of deferred tax assets (hypothetical and actual) recorded for stock compensation costs (excess tax benefits) to be classified as financing cash flows. The $19.7 million excess tax benefit classified as a financing cash inflow for the nine months ended April 2, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The Company issues new shares of common stock upon exercise of stock options. For the three and nine months ended April 2, 2006, 1.6 million and 3.3 million stock options, respectively, were exercised for a gain (aggregate intrinsic value) of $42.7 and $80.0 million, respectively, determined as of the date of option exercise.

Determining Fair Value

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock.  Expected volatility was lower in the three and nine month periods ended April 2, 2006 when compared to the same periods in the previous fiscal year because the Company changed its expected volatility assumption from historical volatility to implied volatility during fiscal year 2005.  The Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility.  The Company uses the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletin 107, as the Company shortened the contractual life of employee stock options from ten years to seven years.  The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options is amortized to expense using the straight-line method over the vesting period.

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2006	2005	2006	2005
Expected lives in years	4.9	6.0	4.9	5.8
Estimated volatility	28.0%	34.0%	29.0%	45.0%
Dividend yields	1.5%	1.0%	1.1%	0.7%
Risk-free interest rates	4.3%	4.0%	4.1%	3.6%
Weighted-average grant date fair value of options granted	$10.52	$13.38	$11.03	$16.28

Pro forma Disclosures

As stated above, the Company implemented SFAS 123R in its financial statements for the three and nine month periods ended April 2, 2006 and was not required to restate results for prior periods.  However, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the three and nine month periods ended April 3, 2005.  For the three and nine month periods ended April 3, 2005 stock-based compensation for restricted stock grants resulted in a decrease to income before income taxes of $7.0 million and $15.1 million, respectively.  For purposes of the pro forma disclosure, the value of the options is estimated using the Black-Scholes valuation model and amortized to expense using a straight-line method over the options’ vesting periods.

In thousands, except per share amounts	Three Months Ended	Nine Months Ended
	April 3, 2005	April 3, 2005
Net income as reported	$ 121,633	$ 327,927
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	4,929	10,597
Deduct: Total stock-based compensation expense determined under the fair value method, net of tax	(78,693)	(124,784)
Pro forma net income	$ 47,869	$ 213,740
Earning per share: Basic-as reported	$ 0.39	$ 1.07
Basic-pro forma	$ 0.16	$ 0.69
Diluted-as reported	$ 0.39	$ 1.04
Diluted-pro forma	$ 0.15	$ 0.68

5.

Comprehensive Income

Accumulated other comprehensive income consists of unrealized losses on available-for-sale securities.  The Company, in practice, primarily holds its cash and short-term investments until maturity.  The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
In thousands	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Net income	$ 110,555	$ 121,633	$ 313,000	$ 327,927
Increase in unrealized losses on available-for-sale securities	(280)	(2,731)	(2,279)	(849)
Total comprehensive income	$ 110,275	$ 118,902	$ 310,721	$ 327,078

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the nine month period ending April 2, 2006 other than the policy associated with the adoption of SFAS 123R noted below as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2005.

Accounting for Stock-Based Compensation

Beginning in fiscal year 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS 123R. Under SFAS 123R, compensation cost is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then amortized straight-line over the vesting period.  The Company uses the Black-Scholes valuation model to determine the fair value of its stock options at the date of grant.  The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility, dividend yields and risk free interest rates that determine the stock options fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.  If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.  In addition, SFAS 123R requires forfeitures to be estimated at the time of grant, if necessary, in subsequent periods if actual forfeitures differ from the estimate, the forfeiture rate would be revised.  The Company estimates forfeitures based on its historical activity, as it believes these forfeiture rates to be indicative of its expected forfeiture rate.

Results of Operations

The table below summarizes the income statement items for the three and nine months ended April 2, 2006 and April 3, 2005 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim periods ended April 2, 2006 to the corresponding periods from the prior fiscal year:

	Three Months Ended			Nine Months Ended
	April 2, 2006	April 3, 2005	Increase/ (Decrease)	April 2, 2006	April 3, 2005	Increase/ (Decrease)

Total Revenue	100.0%	100.0%	(4%)	100.0%	100.0%	1%
Cost of sales	21.5	19.5	6	21.8	20.8	6
Gross profit	78.5	80.5	(7)	78.2	79.2	(1)
Expenses:
Research and development Selling, general and administrative	14.7 11.6	12.4 11.0	14 0	14.6 12.0	12.5 10.3	18 17
	26.3	23.4	7	26.6	22.8	18
Operating income	52.2	57.1	(12)	51.6	56.4	(8)
Interest income, net	4.8	2.7	72	4.7	2.6	83
Income before income taxes	57.0%	59.8%	(8)	56.3%	59.0%	(4)

Effective tax rates	30.5%	30.0%		30.5%	30.0%

Total revenue last year of $290.7 million for the third quarter ended April 3, 2005 had two components, net product sales of $250.7 million and as discussed below, royalty revenue of $40.0 million.Net sales for the quarter ended April 2, 2006 were $278.9 million, an increase of $28.2 million or 11% over net sales of $250.7 million for the same quarter of the previous fiscal year.  The average selling price (“ASP”) for the third quarter of fiscal year 2006 was higher at $1.70 per unit as compared to $1.41 per unit in the third quarter of fiscal year 2005.  The increase in ASP over the prior year was due to a shift in the mix of products sold.  Increases in sales of products into industrial and automotive end-markets that have higher ASP’s were partially offset by decreases in the sales of products into the computer and high-end consumer end-markets.  Geographically, international sales were $190.0 million or 68% of net sales, an increase of $11.1 million as compared to international sales of $178.9 million or 71% of net sales for the same period in fiscal year 2005.  Internationally, sales to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $99.7 million or 36% of net sales, while sales to Europe and Japan were $53.7 million or 19% of net sales and $36.6 million or 13% of net sales, respectively.  Domestic sales were $88.9 million or 32% of net sales in the third quarter of fiscal year 2006 compared to $71.8 million or 29% of net sales in the same period in fiscal year 2005.

Royalty revenue included in net sales for the three and nine-month periods ended April 2, 2006 were not material.  During the third quarter of fiscal 2005 the Company entered into a long-term royalty agreement that accounted for $40.0 million of total revenues for the quarter.  The $40.0 million represented past royalties under the terms of a settlement and license agreement with another company.  The Company expects to earn future royalties, which are dependent on sales of licensed products, quarterly through June 2013.  Such ongoing quarterly royalty revenue is not expected to be material to each individual quarter’s total revenue.  The past royalty revenue recognized in the third quarter of fiscal 2005 had related costs.  Legal expenses were charged to research and development (“R&D”) and selling and general administrative (“SG&A”); and profit sharing related to the past royalty was charged to cost of sales, R&D and SG&A.

Net sales for the nine months ended April 2, 2006 were $800.0 million, an increase of $46.1 million or 6% over net sales of $753.9 million for the same period of the previous fiscal year.  For the first nine-month period of fiscal 2006 net sales increased in the Company’s industrial, high-end consumer and automotive end-markets and decreased in the computer and communications end-markets when compared to the same period in fiscal 2005.  The ASP for the first nine-month period of fiscal year 2006 was higher at $1.63 per unit as compared to $1.41 per unit in the same period of fiscal year 2005.  The increase in ASP over the prior year period was due to similar reasons stated above.  Geographically, international sales were $561.7 million or 70% of net sales for the first nine-month period of fiscal year 2006, an increase of $14.9 million as compared to international sales of $546.8 million or 73% of net sales for the same period in fiscal year 2005.  Internationally, sales to ROW, represented $313.7 million or 39% of net sales, while sales to Europe and Japan were $136.1 million or 17% of net sales and $111.9 million or 14% of net sales, respectively.  Domestic sales were $238.3 million or 30% of net sales in the first nine month period of fiscal year 2006 compared to $207.1 million or 27% of net sales in the same period in fiscal year 2005.

Gross profit was $218.9 million and $625.3 million for the third quarter and nine months ended April 2, 2006, a decrease of $15.3 million and $3.3 million, respectively, from the corresponding periods of fiscal year 2005 which contained past royalty revenue.  Gross profit as a percentage of total revenue decreased to 78.5% of total revenue in the third quarter of fiscal year 2006 as compared to 80.5% of total revenue for the same period in the previous fiscal year.  Gross profit as a percentage of total revenue decreased to 78.2% of total revenue for the first nine months of fiscal year 2006 as compared to 79.2% of total revenue for the same period in fiscal year 2005.  The decrease in gross profit as a percentage of total revenue for the three and nine month periods ended April 2, 2006 was due to past royalty revenue in the third quarter of fiscal year 2005 as explained above.  The past royalty revenue recognized during the third quarter of fiscal 2005 had some associated costs that were charged to cost of sales.  Aside from the impact of past royalty revenue and related costs, gross profit as a percentage of total revenue for the three and nine month periods ended April 2, 2006 would have improved primarily due to the favorable effect of fixed costs allocated across higher production volumes in support of higher net sales.

Research and development (“R&D”) expenses for the quarter ended April 2, 2006 were $41.0 million, an increase of $5.0 million or 14% over R&D expenses of $36.0 million for the same period in the previous fiscal year.  The increase in R&D is primarily due to costs related to stock-based compensation as required under SFAS 123R, increased $4.0 million. The increase in R&D was also due to a $2.6 million increase in compensation costs related to increases in employee headcount and annual merit increases. Offsetting the increases to R&D, the Company had a $0.5 million decrease in profit sharing, and a $1.1 million decrease to other R&D related expenses primarily due to the associated costs related to the prior year’s past royalty revenue mentioned above.

Research and development expenses for the nine-month period ended April 2, 2006 were $116.8 million, an increase of $17.8 million or 18% over R&D expenses of $99.0 million for the same period in the previous fiscal year.  The increase in R&D is primarily due to costs related to stock-based compensation as required under SFAS 123R, increased $12.1 million. The increase in R&D was also due to a $6.1 million increase in compensation costs related to increases in employee headcount and annual merit increases; and increases to profit sharing of $0.3 million.  Other R&D costs decreased $0.7 million.

Selling, general and administrative expenses (“SG&A”) for the quarter ended April 2, 2006 were effectively flat at $32.3 million, compared to SG&A expenses of $32.2 million for the same period in the previous fiscal year.  SG&A increased $0.5 million due to stock-based compensation as required under SFAS 123R.  In addition, SG&A increased due to a $1.4 million increase in compensation costs related to increases in employee headcount and annual merit increases.  Offsetting the increases to SG&A, the Company had a $0.1 million decrease in profit sharing and a $1.7 million decrease to other SG&A related expenses primarily due to the associated costs related to the prior year’s past royalty revenue mentioned above.

Selling, general and administrative expenses for the nine-month period ended April 2, 2006 were $95.7 million, an increase of $14.2 million or 17% over SG&A expenses of $81.5 million for the same period in the previous fiscal year.  The increase in SG&A is primarily due to costs related to stock-based compensation as required under SFAS 123R, increased $9.2 million.  The increase in SG&A was also due to a $4.3 million increase in compensation costs related to increases in employee headcount and annual merit increases; and increases to profit sharing of $0.3 million.  In addition to compensation costs, the Company had a $0.4 million increase in other SG&A costs.

Interest income, net was $13.4 million and $37.6 million for the third quarter and first nine-month period of fiscal year 2006, an increase of $5.6 million and an increase of $17.1 million, respectively, from the corresponding periods of fiscal year 2005.  The increases for the three and nine month periods are primarily due to the increase in the average interest rate earned on the Company’s cash investment balances and, to a lesser extent, higher average cash investment balances.

The Company’s effective tax rate for the third quarter and first nine month period of fiscal year 2006 was 30.5% for both periods as compared to 30% in the corresponding periods of fiscal year 2005. The increase in the effective tax rate for both periods was due to minor decreases in the Company’s offshore tax benefits.  The tax rate is lower than the federal statutory rate primarily due to business activity in foreign jurisdictions with lower tax rates and due to tax-exempt interest income.

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

As projected, sales for the three months ended April 2, 2006 increased 5% sequentially over the second quarter of fiscal year 2006.  During the quarter, bookings increased in most end-markets: communications, computer, automotive and particularly industrial.  The Company is encouraged by the strength of the industrial end-market as this end-market uses a broad cross-section of the Company’s parts and strength in this end-market is generally indicative of overall economic growth in the United States, Europe and Japan.  The high-end consumer end-market was down sequentially from the December quarter following the holiday-rich December quarter.  Overall, order cancellations continued to be minor and the Company had a positive book to bill ratio.    The Company’s ending on-hand inventory at distributors is well within historical turns levels and lead times have remained unchanged at 4 to 6 weeks.  However, economic news can be easily influenced by political events and customers in many end-markets are generally cautious and therefore tend to order just to current demand.  Nevertheless, given the booking improvements mentioned above, the Company expects that sales and profits for the June quarter will grow 5% over the March quarter just completed.

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

Liquidity and Capital Resources

At April 2, 2006, cash, cash equivalents and short-term investments totaled $1.9 billion, and working capital was $2.0 billion.

Accounts receivable totaled $148.6 million at the end of the third quarter of fiscal year 2006, an increase of $22.7 million from the end of the fourth quarter of fiscal year 2005.  The increase is primarily due to higher shipments.  Deferred tax assets increased $12.6 million over the fourth quarter of fiscal year 2005, primarily due to the tax effects of implementing SFAS 123R during fiscal year 2006.

Net property, plant and equipment increased $21.7 million during fiscal 2006. Additions totaled $53.3 million due to the purchases of production equipment and the Company’s purchase of two buildings located at the Company’s headquarters in Milpitas that were previously leased.  These increases were offset by depreciation of $31.6 million.

During the first nine months of fiscal year 2006, the Company generated $362.2 million of cash from operating activities, $48.2 million in proceeds from common stock issued under employee stock plans and $19.7 million from excess tax benefits received on the exercise of stock options.

During the first nine months of fiscal year 2006, significant cash expenditures included the repurchase of $140.6 million in common stock, $58.2 million from net purchases of short-term investments, payments of $107.7 million in cash dividends to stockholders representing $0.35 per share, and purchases of $53.3 million for capital assets.  In April 2006 the Company’s Board of Directors declared a cash dividend of $0.15 per share.  The $0.15 per share dividend will be paid during the June quarter of fiscal year 2006.  The payment of future dividends will be based on financial performance.

As of April 2, 2006 the Company had no off-balance sheet financing arrangements.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 3, 2005.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2005.  At April 2, 2006, the Company’s cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company’s short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

(b) Changes in internal controls over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the third quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.

OTHER INFORMATION

Items 1, 3,4 and 5 have been omitted, as they are not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (January 2, 2006 – January 29, 2006)	500,000	$ 37.97	500,000	10,852,460
Month #2 (January 30, 2006 – February 26, 2006)	32,769	$ 37.17	32,769	10,819,691
Month #3 (February 27, 2006 – April 2, 2006)	--	--	--	10,819,691
Total	532,769	$ 37.93	532,769	10,819,691

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

LINEAR TECHNOLOGY CORPORATION

DATE: May 9, 2006	BY	/s/Paul Coghlan
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

Date: May 9, 2006

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

Date: May 9, 2006

/s/ Paul Coghlan

Paul Coghlan

Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Lothar Maier, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Linear Technology Corporation on Form 10-Q for the quarterly period ended April 2, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Linear Technology Corporation.

Date: May 9, 2006

By:      /s/ Lothar Maier

Name:  Lothar Maier

Title:    Chief Executive Officer

I, Paul Coghlan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Linear Technology Corporation on Form 10-Q for the quarterly period ended April 2, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Linear Technology Corporation.

Date: May 9, 2006

By:    /s/ Paul Coghlan

Name:  Paul Coghlan

Title:  Chief Financial Officer