Form 10-K
period 2006-07-02
LINEAR TECHNOLOGY CORP /CA/
filed 2006-09-08
CIK 791907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            ..
Commission File Number 0-14864

LINEAR TECHNOLOGY CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	94-2778785
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1630 McCarthy Boulevard, Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including are code (408) 432-1900

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $8,759,000,000 as of December 30, 2005 based upon the closing sale price on the Nasdaq Global Market System reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 301,244,095 shares of the registrant's common stock issued and outstanding as of August 25, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)
Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the "2006 Proxy Statement") for the 2006 Annual Meeting of Stockholders, to be filed subsequently

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

Available Information

The Company makes available free of charge through its website, www.linear.com, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission ("SEC"). These reports may also be requested by contacting Paul Coghlan, 1630 McCarthy Blvd., Milpitas, CA 95035. The Company's Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or may obtain information by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that the Company files electronically with them at http://www.sec.gov.

The Linear Circuit Industry

Semiconductor components are the electronic building blocks used in electronic systems and equipment. These components are classified as either discrete devices (such as individual transistors) or integrated circuits (in which a number of transistors and other elements are combined to form a more complicated electronic circuit). Integrated circuits ("ICs") may be divided into two general categories, digital and linear (or analog). Digital circuits, such as memory devices and microprocessors, generally process on-off electrical signals, represented by binary digits, "1" and "0." In contrast, linear integrated circuits monitor, condition, amplify or transform continuous analog signals associated with physical properties, such as temperature, pressure, weight, light, sound or speed, and play an important role in bridging between real world phenomena and a variety of electronic systems. Linear integrated circuits also provide voltage regulation and power control to electronic systems, especially in hand-held battery powered systems.

The Company believes that several factors generally distinguish the linear integrated circuit business from the digital integrated circuit business, including:

Importance of Individual Design Contribution. The Company believes that the creativity of individual design engineers is of particular importance in the linear integrated circuit industry. The design of a linear integrated circuit generally involves a greater variety and less repetition of integrated circuit elements than digital design. In addition, the interaction of linear integrated circuit elements is complex, and the exact placement of these elements in the integrated circuit is critical to the circuit's precision and performance. Computer-aided engineering and design tools for linear integrated circuits are not as accurate in modeling circuits as those tools used for designing digital circuits. As a result, the contributions of a relatively small number of individual design engineers are generally of greater importance in the design of linear integrated circuits than in the design of digital circuits.

Smaller Capital Requirements. Digital circuit design attempts to minimize device size and maximize speed by increasing circuit densities. The process technology necessary for increased density requires very expensive wafer fabrication equipment. In contrast, linear integrated circuit design focuses on precise matching and placement of integrated circuit elements, and linear integrated circuits often require large feature sizes to achieve precision and high voltage operation. Accordingly, the linear integrated circuit manufacturing process generally requires smaller initial capital expenditures, particularly for photomasking equipment and clean room facilities, and less frequent replacement of manufacturing equipment because the equipment has, to date, been less vulnerable to technological obsolescence.

Market Diversity; Relative Pricing Stability. Because of the varied applications for linear integrated circuits, manufacturers typically offer a greater variety of device types to a more diverse group of customers, who typically have smaller volume requirements per device. As a result, linear integrated circuit manufacturers are often less dependent upon particular products or customers; linear integrated circuit markets are generally more fragmented; and competition within those markets tends to be more diffused.

The Company believes that competition in the integrated linear market is particularly dependent upon performance, functional value, quality, reliability and service. As a result, linear integrated circuit pricing has generally been more stable than most digital circuit pricing.

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

Voltage Regulators - Voltage regulators deliver a tightly controlled voltage to power electronic systems. This category of product consists primarily of two types, the linear regulator and the switch-mode regulator. Switch-mode regulators are also used to convert voltage up or down within an electronic system for power management and battery charging.

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

The following table sets forth examples of product families by end-market application and end-market:

Market	End Applications/Products	Example Product Families

Industrial	Flow or rate metering
Position/pressure/temperature sensing and controls
Robotics
Energy management
Process control data communication
Factory automation
Security and surveillance system
	Curve tracers	Data acquisition products
	Logic analyzers	High performance operational
	Multimeters	amplifiers
	Oscilloscopes	Interface (RS 485/232) products
	Test equipment	Instrumentation amplifiers
	Voltmeters	Line drivers
	Network analyzers	Line receivers
	Weighing scales	Precision comparators
	Analytic instruments	Precision voltage references
	Gas chromatographs	Monolithic filters
	EKG, CAT scanners	Switching voltage regulators
	DNA analysis	Voltage references
	Blood analyzers	Hot swap circuits
	Infusion pumps	DC-DC converters

Space/Military	Communications
Satellites
Guidance and navigation systems
Displays
Firing controls
Ground support equipment
Radar systems
Sonar systems
Surveillance equipment
GPS

Automotive	Entertainment systems
Navigation systems
Daytime running lights
Dashboard instrumentation
Emission controls
Safety systems
Collision avoidance systems

Communications	Cellular phones (CDMA/WCDMA/GSM/3G)	DC - DC converters
	Cellular basestations	V.35 transceivers
	Point-to-point wireless modems	High-speed amplifiers
	Modems/fax machines	Line drivers
	PBX switches	Line receivers
	Optical networking	Low noise operational amplifiers
	ADSL modems	Micropower products
	Channel service unit/data service units	Power management products
	Cable modems	Switched capacitor filters
	Internet appliances	Voltage references
	Servers	Voltage regulators
	Routers	Data acquisition products
	Switches	Hot Swap controllers
	Power over Ethernet	Multi-protocol circuits
Thermoelectric coolers
Power amplifier controllers
Mixers/Modulators/Demodulators
Battery chargers
Power over Ethernet controllers
Multi-Phase switching regulators

Computer/High-	Communications/interface modems	Battery chargers
End Consumer	Disk drives	DC - DC converters
	Notebook computers	Data acquisition products
	Desktop computers	Hot Swap controllers
	Workstations	Line drivers
	LCD monitors	Line receivers
	Plotters/printers	Low drop out linear regulators
	Digital still cameras	Micropower products
	High Definition TVs	Multi-Phase switching regulators
	Handheld PCs	PCMCIA power switching
	Battery chargers	Power management
	Electronic Toys	Power sequencing/monitoring
Video/multimedia systems
MP3 players
Satellite radios
Digital video recorders
Set top boxes/ Satellite receivers
Plasma and LCD display TVs
PDAs

Marketing and Customers

The Company markets its products worldwide, through a direct sales staff, electronics distributors and a small network of independent sales representatives, to a broad range of customers in diverse industries. The Company sells to over 15,000 Original Equipment Manufacturer (OEM) customers directly and/or through the sales distributor channel. Distributor and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements. The Company's primary domestic distributor, Arrow Electronics, accounted for 14% of revenues during fiscal year 2006 and 15% of accounts receivable as of fiscal year 2006 year-end; 13% of revenues during fiscal year 2005 and 18% of accounts receivable as of fiscal year 2005 year-end; and 15% of revenues for fiscal year 2004 and 20% of accounts receivable as of fiscal year 2004 year-end. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of revenues for fiscal years 2006, 2005 or 2004.

The Company's products typically require a sophisticated technical sales effort. The Company's sales organization is divided into domestic and international regions. The Company's sales offices located in the United States are in the following metropolitan areas: Seattle, Boston, Baltimore, Denver, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, San Jose, Los Angeles, Irvine, San Diego, Huntsville, Minneapolis, Cleveland and Portland. The Company plans to open a sales office in Kansas City in fiscal year 2007. Internationally, the Company has sales offices in: London, Stockholm, Ascheberg, Munich, Stuttgart, Paris, Milan, Helsinki, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai and Shenzhen.

The Company has agreements with 3 independent sales representatives in the United States and 1 in Canada. Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 3 independent distributors in North America, 5 in Europe, 4 in China, 3 in Japan, 2 in Taiwan, and 1 each in Korea, Singapore, Malaysia, Thailand, South Africa, Philippines, India, Israel, Brazil, Australia, and New Zealand. The Company's distributors purchase the Company's products for resale to customers. The Company's agreements with domestic distributors allow for price protection on certain distribution inventory if the Company lowers the prices of its products. The domestic distributor agreements also generally permit distributors to exchange up to 3% of certain purchases on a semi-annual basis.

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

During fiscal years 2006, 2005 and 2004, export sales were primarily to Europe, Japan and Rest of the World ("ROW"), which is primarily Asia excluding Japan, and represented approximately 70%, 70% and 71% of revenues, respectively. Because most of the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates. Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions. During fiscal years 2006, 2005 and 2004, domestic revenues were $332.6 million or 30% of revenues, $318.7 million or 30% of revenues, and $237.6 or 29% of revenues, respectively.

The Company's backlog of released and firm orders was approximately $93.7 million at July 2, 2006 as compared with $90.1 million at July 3, 2005. In addition to its backlog, the Company had $45.8 million of products sold to and held by domestic distributors at July 2, 2006 as compared to $37.9 million at July 3, 2005. Generally, shipments to domestic distributors are not recognized as revenues until the distributor has sold the products to its customers. The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months. Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty. Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month. The ordering practices of many semiconductor customers has shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates in concert with the Company's lead times. Also, the Company's agreements with certain distributors provide for price protection. Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

In the operating history of the Company, seasonality of business has not been a material factor, although the results of operations for the first fiscal quarter of each year are impacted slightly by customary summer holidays, particularly in Europe. In addition, in the past two years the Company has increased the sales of parts for consumer end-market devices, which causes a slightly favorable impact to revenues and profits during the Company's second fiscal quarter.

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

Manufacturing

The Company's wafer fabrication facilities are located in Camas, Washington ("Camas") and Milpitas, California ("Hillview"). Each facility was built to Company specifications to support a number of sophisticated process technologies and to satisfy rigorous quality assurance and reliability requirements of United States military specifications and major worldwide OEM customers. In addition to wafer fabrication facilities, the Company has an assembly facility located in Malaysia and a test and distribution facility located in Singapore. All of the Company's wafer fabrication, assembly, and test facilities have received ISO 9001/ISO 9002, TS 16949 and ISO 14001 certifications.

The Company's wafer fabrication facilities located in Camas and Hillview are used to produce six-inch diameter wafers for use in the production of the Company's devices. The Company currently uses similar manufacturing processes in both its Hillview and Camas facilities.

The Company's basic process technologies include high-speed bipolar, high gain low noise bipolar, radio frequency bipolar, silicon gate complementary metal-oxide semiconductor ("CMOS") and BiCMOS. The Company also has two proprietary complementary bipolar processes. The Company's bipolar processes are typically used in linear integrated circuits where high voltages, high power, high frequency, low noise or effective component matching is necessary. The Company's proprietary silicon gate CMOS processes provide switch characteristics required for many linear integrated circuit functions, as well as an efficient mechanism for combining linear and digital circuits on the same chip. The Company's CMOS processes were developed to address the specific requirements of linear integrated circuit functions. The complementary bipolar processes were developed to address higher speed analog functions. The Company's basic processes can be combined with a number of adjunct processes to create a diversity of IC components. A minor portion of the Company's wafer manufacturing, particularly very small feature size CMOS products, is done at an independent foundry. The accompanying chart provides a brief overview of the Company's IC process capabilities:

Process Families	Benefits/ Market Advantages	Product Application
P-Well SiGate CMOS	General purpose, stability	Switches, filters, data conversion, chopper amplifiers
N-Well SiGate CMOS	Speed, density, stability	Switches, data conversion
Bi-CMOS	Speed, density, stability, flexibilities	Data conversion
High Power Bipolar	Power (100 watts), high current (10 amps)	Linear and smart power products, switching regulators
Low Noise Biploar	Precision, low current, low noise, high gain	Op amps, voltage references
High Speed Bipolar	Fast, wideband, video high data rate	Op amps, video, comparators, switching regulators
JFETS	Speed, precision, low current	Op amps, switches, sample and hold
Rad-Hard	Total dose radiation hardened	All space products
Complementary Bipolar	Speed, low distortion, precision	Op amps, video amps, converters
CMOS/ Thin Films	Stability, precision	Filters, data conversion
High Voltage CMOS	High voltage general purpose compatible with Bipolar	Switches, chopper amplifiers
Bipolar/ Thin Films	Precision, stability, matching	Converters, amplifiers
RF Bipolar	High speed, low power	RF wireless, high speed data communications

The Company emphasizes quality and reliability from initial product design through manufacturing, packaging and testing. The Company's design team focuses on fault tolerant design and optimum location of integrated circuit elements to enhance reliability. Linear Technology's wafer fabrication facilities have been designed to minimize wafer handling and the impact of operator error through the use of microprocessor-controlled equipment. The Company has received Defense Supply Center, Columbus (DSCC,) Jan Class S Microcircuit Certification, which enables the Company to manufacture products intended for use in space or for critical applications where replacement is extremely difficult or impossible and where reliability is imperative. The Company has also received MIL-PRF-38535 Qualified Manufacturers Listing (QML) certification for military products from DSCC.

Processed wafers are sent to either the Company's assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in fiscal year 1995 and services approximately 80% of the Company's assembly requirements for plastic packages. The Penang facility is in the process of being expanded to provide more space for production assembly. The expansion will add an additional 90,000 square feet and should be completed in the third quarter of fiscal year 2007. The Company's primary subcontractors are Carsem Sdn, located in Malaysia; and NSE, located in Thailand. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

After assembly, most products are sent to the Company's Singapore facility for final testing, inspection and packaging as required. The Singapore facility opened in fiscal year 1990. Some products are returned to Milpitas for the same back-end processing. The Company's Singapore facility serves as a major warehouse and distribution center with the bulk of the Company's shipments to end customers originating from this facility. The expansion of the Singapore facility was completed in the first quarter of fiscal year 2006. The expansion increased the facility's capacity for test and distribution operations by an additional 117,000 square feet.

Manufacturing of individual products, from wafer fabrication through final testing, may take from eight to sixteen weeks. Since the Company sells a wide variety of device types, and customers typically expect delivery of products within a short period of time following order, the Company maintains a substantial work-in-process and finished goods inventory.

Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal year 2007.

Patents, Licenses and Trademarks

The Company has been awarded 301 United States and International patents and has considerable pending and published patent applications outstanding. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

The Company relies on patents, trademarks, international treaties and organizations, and foreign laws to protect and enforce its intellectual property. The Company continuously assesses whether to seek formal protection for particular innovation and technologies. As part of the Company's enforcement of its intellectual property, the Company entered into a royalty agreement during fiscal year 2005. The agreement resulted in a $40.0 million increase to the Company's revenues for past royalties. Under the terms of the agreement the Company also expects to earn future royalties, which are dependent on the other company's sales of licensed products, quarterly from July 2005 through June 2013.

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

As of July 2, 2006, the Company had 950 employees involved in research, development and engineering related functions, as compared to 833 employees at the end of fiscal year 2005. Of these, 514 employees were engaged in new product design as compared to 445 employees at the end of fiscal year 2005. In recent years, the Company has opened remote design centers throughout the United States, Singapore, Malaysia and Germany as part of the Company's strategy of obtaining and retaining analog engineering design talent. For fiscal years 2006, 2005, and 2004, the Company spent approximately $160.8 million, $131.4 million and $104.6 million, respectively, on R&D. The increase in R&D expenses in fiscal year 2006 over fiscal year 2005 was primarily due to increases in stock-based compensation and labor expense due to increased headcount.

Government Sales

The Company currently has no material U.S. Government contracts.

Employees

As of July 2, 2006, the Company had 3,755 employees, including 390 in marketing and sales, 950 in research, development and engineering related functions, 2,318 in manufacturing and production, and 97 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of September 1, 2006, are as follows:

Name	Age	Position

Robert H. Swanson, Jr.	68	Executive Chairman of the Board of Directors
Lothar Maier	51	Chief Executive Officer
David B. Bell	50	President
Paul Chantalat	56	Vice President Quality and Reliability
Paul Coghlan	61	Vice President of Finance and Chief Financial Officer
Robert C. Dobkin	62	Vice President of Engineering and Chief Technical Officer
Alexander R. McCann	40	Vice President and Chief Operating Officer
Richard Nickson	56	Vice President of North American Sales
David A. Quarles	40	Vice President of International Sales
Donald Paulus	49	Vice President and General Manager, Power Products
Robert Reay	45	Vice President and General Manager, Mixed Signal Products

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

Mr. Maier was named Chief Executive Officer of Linear Technology in January 2005. Prior to that, Mr. Maier served as the Company's Chief Operating Officer for more than five years. Before joining Linear Technology, Mr. Maier held various management positions at Cypress Semiconductor Corp. from 1983 to 1999, most recently as Senior Vice President and Executive Vice President of Worldwide Operations. He holds a B.S. degree in Chemical Engineering from the University of California at Berkeley.

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

Mr. Dobkin, a founder of the Company, has served as Vice President of Engineering and Chief Technical Officer since April 1999, and as Vice President of Engineering from September 1981 to April 1999. From January 1969 to July 1981, he was employed in various positions at National, where his most recent position was Director of Advanced Circuit Development. Mr. Dobkin has extensive experience in linear integrated circuit design. Mr. Dobkin attended the Massachusetts Institute of Technology.

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

ITEM 1A. RISK FACTORS

In addition to the risks discussed below and elsewhere in this "Business" section, see "Factors Affecting Future Operating Results" included in "Management's Discussion and Analysis" for further discussion of other risks and uncertainties that may affect the Company.

Semiconductor Industry. The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The cyclical nature of the semiconductor industry may cause the Company to experience substantial period-to-period fluctuations in its results of operations.

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

The semiconductor industry is characterized by rapid technological change, price erosion, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies, and significant expenditures for capital equipment and product development. New product introductions are a critical factor for future sales growth and sustained profitability. Although the Company believes that the high performance segment of the linear integrated circuit market is generally less affected by price erosion or by significant expenditures for capital equipment and product development than other semiconductor market sectors, future operating results may reflect substantial period-to-period fluctuations due to these or other factors.

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

Dependence on Independent Subcontractors and Foundries. A portion of the Company's wafers (approximately 20%) are processed by offshore independent assembly subcontractors located in Malaysia and Thailand. These subcontractors separate wafers into individual circuits and assemble them into various finished package types. Reliability problems experienced by the Company's assemblers could cause problems in delivery and quality resulting in potential product liability to the Company. The Company could also be adversely affected by political disorders, labor disruptions, and natural disasters in these locations.

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

Worldwide Operations. During fiscal year 2006, 70% of the Company's revenues were derived from customers in international markets. Also, the Company has test and assembly facilities outside the United States in Singapore and Malaysia. Accordingly, the Company is subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies.

Litigation. The Company is subject to various legal proceedings arising out of a wide range of matters, including, among others, patent suits, securities issues and employment claims. From time to time, as is typical in the semiconductor industry, the Company receives notice from third parties alleging that the Company's products or processes infringe the third parties' intellectual property rights. If the Company is unable to obtain a necessary license, and one or more of its products or processes are determined to infringe intellectual property rights of others, a court might enjoin the Company from further manufacture and/or sale of the affected products. In that case, the Company would need to re-engineer the affected products or processes in such a way as to avoid the alleged infringement, which may or may not be possible. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a portion of the Company's products, a reduction or the elimination of the value of related inventories, and/or the assessment of a substantial monetary award for damages related to past sales. The Company does not believe that its current lawsuits will have a material impact on its business or financial condition. However, current lawsuits and any future lawsuits will divert resources and could result in the payment of substantial damages. In addition, the Company may incur significant legal costs to assert its intellectual property rights when the Company believes its products or processes have been infringed by third parties.

Protecting Proprietary Technology Rights. The Company's success depends in part to its proprietary technology. While the Company attempts to protect its proprietary technology through patents, copyrights and trade secret protection, the Company believes that its success also depends on increasing its technological expertise, continuing its development of new products and providing comprehensive support and service to its customers. However, the Company may be unable to protect its technology in all instances, or its competitors may develop similar or more competitive technology independently. The Company currently holds a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to the Company or these governments may fail to issue patents for pending applications. In addition, the rights granted or anticipated under any of these patents or pending patent applications may be narrower than the Company expects or, in fact provide no competitive advantages. The Company may incur significant legal costs to protect its intellectual property.

Lead-Free Parts. Customers are requiring that the Company offer its products in lead-free packages. Governmental regulations in certain countries and customers' intention to produce products that are less harmful to the environment has resulted in a requirement from many of the Company's customers to purchase integrated circuits that do not contain lead. The Company has responded by offering its products in lead-free versions. While the lead-free versions of the Company's products are expected to be more friendly to the environment, the ultimate impact is uncertain. The transition to lead-free products may produce sudden changes in demand depending on the packaging method used, which may result in excess inventory of products packaged using traditional methods. This may have an adverse effect on the Company's results of operations. In addition, the quality, cost and manufacturing yields of the lead free products may be less favorable compared to the products packaged using more traditional materials which may result in higher costs to the Company.

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

Customer Purchasing Patterns. The Company generates revenue from thousands of customers worldwide and believes that its revenues are diversified by end-market and geographical region. However, the loss of, or a significant reduction of purchases by a portion of the Company's customer base could adversely affect the Company's results of operations. The Company can lose a customer due to a change in the customer's design or purchasing practices. In addition, the timing of customers inventory adjustments may adversely affect the Company's results of operations.

Competition. Linear Technology competes in the high performance segment of the linear market. The Company's competitors include among others, Analog Devices, Inc., Intersil, Maxim Integrated Products, Inc., National Semiconductor Corporation and Texas Instruments, Inc. Competition among manufacturers of linear integrated circuits is intense, and certain of the Company's competitors may have significantly greater financial, technical, manufacturing and marketing resources than the Company. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. The Company believes it competes favorably with respect to these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

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

ITEM 1B. UNRESOLVED STAFF COMMMENTS

None

ITEM 2.	PROPERTIES

At July 2, 2006, the Company owned the major facilities described below:

No. of Bldgs	Location	Total Sq. Ft	Use

6	Milpitas, California	430,000	Executive and administrative offices, wafer fabrication,
			test and assembly operations, research and development,
			sales and marketing, and warehousing and distribution
1	Camas, Washington	105,000	Wafer fabrication
1	Chelmsford, Massachusetts	30,000	Research and development; sales and administration
1	Colorado Springs, Colorado	20,000	Research and development
2	Singapore (A)	260,000	Test and packaging operations, warehousing and
			distribution, research and development, and
			sales and administration
1	Malaysia (B)	130,000	Assembly operations, research and development

(A) Leases on the land used for this facility expire in 2021 through 2022 with an option to extend the lease for an additional 30 years. The Company completed the expansion of this facility in the first quarter of fiscal year 2006, which added an additional 117,000 square feet to the facility.

(B) Leases on the land used for this facility expire in 2054 through 2057. The Company is currently expanding this facility, which will add additional 90,000 square feet. The expansion will be completed in the third quarter of fiscal year 2007.

The Company leases design facilities located in: Bedford, New Hampshire; Raleigh, North Carolina; Burlington, Vermont; Santa Barbara, California; Grass Valley, California; Phoenix, Arizona, and Dallas, Texas. The Company leases sales offices in the United States in the areas of Seattle, Philadelphia, Raleigh, Chicago, Detroit, Dallas, Austin, Houston, Los Angeles, Irvine, San Diego, Minneapolis, Cleveland, Portland; and internationally in London, Stockholm, Helsinki, Ascheberg, Munich, Stuttgart, Paris, Milan, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai and Shenzhen. See Note 7 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. The Company believes that its existing facilities are suitable and adequate for its business purposes through fiscal year 2007.

The Company will complete a new 20,000 square foot design center near Bedford, New Hampshire during the third quarter of fiscal year 2007. In fiscal year 2007, the Company will also begin expansion of the Colorado design center, which will add an additional 10,000 square feet.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business which consist of a wide range of matters, including, among others, patent suits, securities issues and employment claims. The Company does not believe that any of the current suits will have a material impact on its business or financial condition. However, current lawsuits and any future lawsuits will divert resources and could result in the payment of substantial damages.

The Company has previously disclosed in press releases that the Securities and Exchange Commission ("SEC") and the United States Justice Department have initiated informal inquiries into the Company's stock option granting practices. In addition, on September 5, 2006, the Company received an Information Document Request from the Internal Revenue Service ("IRS") concerning its stock option grants and grant practices.  The Company is cooperating with  the SEC, IRS and the Department of Justice. In addition, various current and former directors and officers of the Company have been named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned  In re Linear Technology Corporation Stockholder Derivative Litigation (N.D. Cal.) (the "Federal Action"); and three substantially similar consolidated stockholder derivative actions filed in California state court, captioned In re Linear Technology Corporation Stockholder Derivative Litigation (Santa Clara County Superior Court) (the "State Action"). Plaintiffs in the Federal and State Actions allege that the defendant directors and officers backdated stock option grants during the period from 1997 through 2002. Both actions assert claims for breach of fiduciary duty and unjust enrichment. The Federal Action also alleges that the defendants breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, while the State Action also alleges that certain of the defendants aided and abetted one another's alleged breach of fiduciary duty, wasted corporate assets, engaged in insider trading in connection with the purportedly backdated option grants, in violation of the California Corporations Code. Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys' fees and costs. The State Action also seeks restitution, rescission of certain defendants' option contracts, and imposition of a constructive trust over the option contracts. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is sought. The Company has engaged its outside counsel to represent it in the government inquiries and pending lawsuits.

The Company reviewed its historical option-granting practices and option grants with the assistance of outside counsel and an independent forensic accounting firm. The primary scope of the review covered the periods calendar year 1995 through 2006. Based on the findings of the review, the Company has concluded that there is no need to restate any previously filed financial statements. The review found no evidence of fraud or misconduct of any kind in the Company's practices in granting of stock options.

The allegations against the Company are largely based on statistical analyses where the underlying premise is that daily stock prices are essentially random. However, as is common with high growth technology companies, the Company's stock price is more volatile at and around earnings release dates. The Company granted its stock options on a quarterly basis in connection with its regularly scheduled board meetings. Board meetings are scheduled far in advance to coincide with the Company's quarterly earnings releases. The Company did not employ backdating.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information regarding historical market, market price range and dividend information for the past two fiscal years may be found in Note 8 of Notes to Consolidated Financial Statements on this Annual Report on Form 10-K.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended July 2, 2006. In addition to the shares purchased in the table below, the Company also purchased a total of 3.8 million shares in the first, second and third quarters of fiscal year 2006. During fiscal year 2006, the Company purchased a total of 9.5 million shares of common stock for $342.8 million.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
Month #1 (April 3, 2006 -
April 30, 2006)	3,500,000	$ 35.61	3,500,000	27,319,691
Month #2 (May 1, 2006 -
May 28, 2006)	2,230,000	$ 34.75	2,230,000	25,089,691
Month #3 (May 29, 2006 -
July 2, 2006)	-	-	-	-
Total	5,730,000	$ 35.27	5,730,000	25,089,691

(1) On July 25, 2006, the Company's Board of Directors authorized the Company to purchase up to an additional 20.0 million shares of its outstanding common stock in the open market over a two year time period. The 20.0 million shares authorized are included in the maximum number of shares that may yet be purchased under the plans or programs above. On July 26, 2005, the Company's Board authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two year time period of which roughly 5.1 million are still available to purchase during fiscal year 2007.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE FISCAL YEARS ENDED JULY 2, 2006	2006	2005	2004	2003	2002
In thousands, except per share amounts
Income statement information
Revenues	$1,092,977	$1,049,694	$807,281	$606,573	$512,282
Net income*	428,680	433,974	328,171	236,591	197,629
Basic earnings per share*	1.40	1.41	1.05	0.76	0.62
Diluted earnings per share*	1.37	1.38	1.02	0.74	0.60
Weighted average shares outstanding - Basic	305,156	307,426	312,063	313,115	317,215
Weighted average shares outstanding - Diluted	313,285	315,067	321,456	321,375	328,538

Balance sheet information
Cash, cash equivalents and short-term investments	$1,819,587	$1,790,912	$1,656,540	$1,593,567	$1,552,030
Total assets	2,390,895	2,286,234	2,087,703	2,056,879	1,988,433
Long-term debt	-	-	-	-	-

Cash dividends per share	$0.50	$0.36	$0.28	$0.21	$0.17

* The results for fiscal year 2006 were impacted by all forms of stock-based compensation as a result of the Company implementing Statement of Financial Accounting Standards 123(R) at the beginning of fiscal year 2006. For more information on Stock-Based Compensation see "Note 1. Stock-Based Compensation".

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Estimates

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require it to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company regularly evaluates these estimates, including those related to stock-based compensation, inventory valuation, revenue recognition and income taxes. These estimates are based on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying values of assets and liabilities.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of consolidated financial statements.

Stock-Based Compensation

Beginning in fiscal year 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards 123(R) ("SFAS 123R"). Under SFAS 123R, compensation cost is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then amortized straight-line over the vesting period. The Company uses the Black-Scholes valuation model to determine the fair value of its stock options at the date of grant. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility, dividend yields and risk free interest rates that determine the stock options fair value. If actual results are not consistent with the Company's assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations. In addition, SFAS 123R requires forfeitures to be estimated at the time of grant. In subsequent periods, if actual forfeitures differ from the estimate, the forfeiture rate may be revised. The Company estimates forfeitures based on its historical activity, as it believes these forfeiture rates to be indicative of its expected forfeiture rate.

Inventory Valuation

The Company values inventories at the lower of cost or market. The Company records charges to write down inventories for unsalable, excess or obsolete raw materials, work-in-process and finished goods. Newly introduced parts are generally not valued until success in the market place has been determined by a consistent pattern of sales and backlog among other factors. The Company arrives at the estimate for newly released parts by analyzing sales and customer backlog against ending inventory on hand. The Company reviews the assumptions on a quarterly basis and makes decisions with regard to inventory valuation based on the current business climate. In addition to write-downs based on newly introduced parts, judgmental assessments are calculated for the remaining inventory based on salability, obsolescence, historical experience and current business conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could adversely affect operating results. If actual market conditions are more favorable, the Company may have higher gross margins when products are sold. Sales to date of such products have not had a significant impact on gross margin.

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

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are probable. If the Company determines that payment of these amounts is unnecessary, in concert with a review of its total tax liabilities, it may reverse the liability and recognize a tax benefit during the period in which it determines that the liability is no longer necessary. The Company will also record an additional charge to its provision for taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be. For a discussion of current tax matters, see "Note 6. Income Taxes" and "Note 7. Commitments and Contingencies" in Part II, Item 8 of this Form 10-K.

Results of Operations

Effective July 4, 2005, the Company adopted the provisions of SFAS 123R, which requires the Company to measure all employee stock−based compensation awards using a fair value method and record such expense in the consolidated financial statements. Prior to July 4, 2005, the Company accounted for stock−based compensation awards in accordance with Accounting Principles Board (APB) opinion No. 25. The Company implemented SFAS 123R using the modified prospective method. Under this method, periods prior to July 4, 2005 are not restated to reflect stock−based compensation using a fair value method. The adoption of SFAS 123R to some extent affects the comparability of financial performance between fiscal years 2006 and 2005.

The table below states the income statement items as a percentage of revenues and provides the percentage change of such items compared to the prior fiscal year amount.

	Fiscal Year Ended			Percentage Change
	July 2,	July 3,	June 27,	2006 Over	2005 Over
	2006	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	4%	30%
Cost of sales	21.8	20.9	23.0	9	18
Gross profit	78.2	79.1	77.0	3	34

Expenses:
Research & development	14.7	12.5	13.0	22	26
Selling, general & administrative	11.9	10.4	9.9	19	37
	26.6	22.9	22.9	21	30
Operating income	51.6	56.2	54.1	(4)	35
Interest income, net	4.8	2.9	3.2	74	19
Income before income taxes	56.4%	59.1%	57.3%	(1)	34

Effective tax rates	30.5%	30.0%	29.0%

Revenues for the twelve months ended July 2, 2006 were $1,093.0 million, an increase of $43.3 million or 4% over revenues of $1,049.7 million for fiscal year 2005. Fiscal year 2005 revenue had two components, net product sales of $1,009.7 million and as discussed below, royalty revenue of $40.0 million. Fiscal year 2006 revenues increased in the Company's industrial, high-end consumer and automotive end-markets and decreased in the computer end-market when compared to fiscal year 2005. The average selling price ("ASP") for fiscal year 2006 increased to $1.62 per unit over $1.44 per unit in fiscal year 2005. The increase in ASP over the prior year was due to a shift in the mix of products sold. Increases in sales of products that go into industrial and automotive end-markets that have higher ASP's were partially offset by a decrease in sales of products that go into the handset portion of the communication end-market and the computer end-market.

Geographically, international revenues were $760.4 million or 70% of revenues for the twelve months ended July 2, 2006, an increase of $29.4 million as compared to international revenues of $731.0 million or 70% of revenues for the same period in fiscal year 2005. Internationally, sales to Rest of the World ("ROW"), which is primarily Asia excluding Japan, represented $415.2 million or 38% of revenues, while sales to Europe and Japan were $191.7 million or 18% of revenues and $153.5 million or 14% of revenues, respectively. Domestic revenues were $332.6 million or 30% of revenues for the twelve months ended July 2, 2006, an increase of $13.9 million as compared to domestic revenues of $318.7 million or 30% of revenues in the same period in fiscal year 2005.

Royalty revenue included in revenue for fiscal year 2006 was not material. During the third quarter of fiscal year 2005, the Company entered into a long-term royalty agreement that accounted for $40.0 million of total revenues for the quarter and the fiscal year. The $40.0 million represented past royalties under the terms of a settlement and license agreement with another company. The Company expects to earn future royalties, which are dependent on sales of licensed products, quarterly through June 2013. Such ongoing quarterly royalty revenue is not expected to be material to each individual quarter's total revenue. The past royalty revenue recognized in the third quarter of fiscal year 2005 had related costs. Legal expenses were charged to research and development ("R&D") and selling and general administrative ("SG&A"); and profit sharing related to the past royalty was charged to cost of sales, R&D and SG&A.

Revenues for the twelve months ended July 3, 2005 were $1,049.7 million, an increase of $242.4 million or 30% over revenues of $807.3 million for the same period of the previous fiscal year. As mentioned above, the $242.4 million increase included a $40.0 million royalty. The increase in revenues was due to an increase in unit volume for the twelve-month period. Demand increased for the Company's products in each of its major end-markets, particularly in the industrial, communication and high-end consumer markets. The average selling price for the twelve months ended July 3, 2005 was relatively unchanged at $1.44 per unit as compared to $1.40 per unit in fiscal year 2004.

Geographically, international revenues were $731.0 million or 70% of revenues for the twelve months ended July 3, 2005, an increase of $161.3 million as compared to international revenues of $569.7 million or 71% of revenues for the same period in fiscal year 2004. Internationally, sales to ROW represented $414.3 million or 39% of revenues, while sales to Europe and Japan were $173.8 million or 17% of revenues and $142.9 million or 14% of revenues, respectively. Domestic revenues were $318.7 million or 30% of revenues for the twelve months ended July 3, 2005, an increase of $81.1 million as compared to domestic revenues of $237.6 million or 29% of revenues in the same period in fiscal year 2004. The $81.1 million increase in domestic revenues includes the $40.0 million royalty mentioned above.

Gross profit for the year ended July 2, 2006 was $854.6 million, an increase of $24.1 million or 3% over gross profit of $830.5 million in fiscal year 2005. Gross profit as a percentage of revenues decreased to 78.2% of revenues in fiscal year 2006 as compared to 79.1% of revenues in fiscal year 2005. The decrease in gross profit as a percentage of revenues in fiscal year 2006 was primarily due to increased costs related to stock-based compensation and profit sharing. In addition, the $40.0 million dollar royalty recognized in fiscal year 2005 caused a one-time improvement in gross profit as a percentage of revenues due to the royalty having minimal incremental production costs.

Gross profit for the year ended July 3, 2005 was $830.5 million, an increase of $209.2 million or 34% over gross profit of $621.3 million in fiscal year 2004. Gross profit as a percentage of revenues increased to 79.1% of revenues in fiscal year 2005 as compared to 77.0% of revenues in fiscal year 2004. The increase in gross profit as a percentage of revenues in fiscal year 2005 was primarily due to the favorable effect of fixed costs allocated across higher revenues. The $40.0 million dollar royalty also caused a one-time improvement in gross profit as a percentage of revenues due to the royalty having minimal incremental production costs.

R&D expense for the year ended July 2, 2006 was $160.8 million, an increase of $29.4 million or 22% over R&D expense of $131.4 million in fiscal year 2005. The increase in R&D was primarily due to costs related to stock-based compensation as required under SFAS 123R, which was adopted by the Company in fiscal year 2006. As a result, stock-based compensation increased $17.7 million over fiscal year 2005. In addition, R&D increased $9.1 million due to increases in employee compensation costs caused by increases in employee headcount and annual merit. Profit sharing increased $1.7 million. Other R&D expenses were up $0.9 million mainly due to mask costs and software maintenance agreements.

R&D expense for the year ended July 3, 2005 was $131.4 million, an increase of $26.8 million or 26% over R&D expense of $104.6 million in fiscal year 2004. The increase in R&D was primarily due to a $22.8 million increase in compensation costs. The increase in compensation expense related to increased headcount and annual merit increases totaled $6.8 million; the increase in compensation expense related to restricted stock grants totaled $7.0 million; and since the Company had better operating results, increased R&D profit sharing totaled $7.1 million. The related employer taxes and other fringe costs on these increases was $1.9 million. In addition to compensation costs, the Company had a $4.0 million increase in R&D related expenses such as third party technology licenses, legal fees, supplies, mask costs and test wafers.

SG&A expense for the year ended July 2, 2006 was $129.8 million, an increase of $20.4 million or 19% over SG&A expense of $109.4 million in fiscal year 2005. The increase in SG&A was primarily due to costs related to stock-based compensation as required under SFAS 123R, which was adopted by the Company in fiscal year 2006. As a result, stock-based compensation increased $10.8 million over fiscal year 2005. In addition, SG&A increased $6.8 million due to increases in employee compensation costs caused by increases in employee headcount and annual merit. Profit sharing increased $1.3 million. Other SG&A costs were up $1.5 million mainly due to legal and travel expenses.

SG&A expense for the year ended July 3, 2005 was $109.4 million, an increase of $29.4 million or 37% over SG&A expense of $80.0 million in fiscal year 2004. The increase in SG&A was due to a $20.8 million increase in compensation costs. Compensation costs related to increased headcount and annual merit increases totaled $3.5 million; compensation expense related to restricted stock grants totaled $11.0 million; and since the Company had better operating results, increased SG&A profit sharing totaled $5.2 million. The related employer taxes and other fringe costs on these increases was $1.1 million. In addition to compensation costs, the Company had a $5.5 million increase in legal expenses and a $3.1 million increase in expenses related to advertising, commissions for the Company's independent sales representatives and travel costs.

Interest income, net, for the twelve months ended July 2, 2006 was $52.9 million, an increase of $22.6 million or 74% over interest income, net of $30.3 million in fiscal year 2005. Interest income, net increased in fiscal year 2006 when compared to fiscal year 2005 primarily due to the higher average interest rate earned on the Company's average cash balance.

Interest income, net, increased 19% in fiscal year 2005 to $30.3 million from $25.5 million in fiscal year 2004. Interest income, net increased in fiscal year 2005 when compared to fiscal year 2004 due to the higher average interest rate earned on the Company's average cash balance; the interest income earned on the increase of the Company's average cash balance and the extra week of accrued interest income resulting from the 53-week work year.

The Company's effective tax rate was 30.5% in fiscal year 2006, 30% in fiscal year 2005 and 29% in fiscal year 2004. The increase in the tax rate from 30% in fiscal year 2005 to 30.5% in fiscal year 2006 is due to lower tax benefits received from the Company's export sales, as well as qualified research and development expenditures offset partially by an increase in tax exempt interest income and the new deduction received for domestic manufacturing activities. The tax rate is lower than the federal statutory rate primarily due to business activity in foreign jurisdictions with lower tax rates, tax-exempt interest income, domestic manufacturing deduction and the tax credits received by the Company for qualified R&D expenditures. During the first quarter of fiscal year 2006, the Malaysian government agreed to extend the Company's partial tax holiday through July 2015. In addition to the Malaysian tax holiday, the Company also has a partial tax holiday in Singapore through 2011 that may be extended through 2014 provided that the Company fulfills additional investment requirements in qualifying activities.

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

Fiscal year 2006 was a good year for the Company. Revenues grew 4% over fiscal year 2005 and the Company achieved a 39% return on sales (net income/revenues) including the effects of all forms of stock-based compensation as a result of the Company implementing SFAS 123R in fiscal year 2006. The Company achieved record annual revenues of $1.09 billion during fiscal year 2006 with strong product sales growth in the last three quarters of the fiscal year. Looking forward, the first quarter of fiscal year 2007 is a difficult quarter to forecast. It is typically a slow quarter for industrial and communication businesses, yet should show growing strength in consumer oriented business as the build period for the holiday season begins.

The Company has previously disclosed in press releases that the Securities and Exchange Commission ("SEC") and the United States Justice Department have initiated informal inquiries into the Company's stock option granting practices. For more information see ITEM 3. "Legal Proceedings" of this Annual Report on Form 10-K.

Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy. The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development. Furthermore, new product introductions and patent protection of existing products, as well as exposure related to patent infringement suits if brought against the Company, are factors that can influence future sales growth and sustained profitability. The Company's headquarters, and a portion of its manufacturing facilities and research and development activities and certain other critical business operations are located near major earthquake fault lines in California. Consequently, the Company could be adversely affected in the event of a major earthquake.

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

Liquidity and Capital Resources

At July 2, 2006, cash, cash equivalents and short-term investments totaled $1.8 billion and working capital was also $1.8 billion. The Company's accounts receivable balance increased $28.4 million from $125.9 million at the end of fiscal year 2005 to $154.3 million at the end of fiscal year 2006. The increase is due to higher revenues from product sales while day sales outstanding ("DSO") remained relatively unchanged at 48 days. Other non-current assets increased $7.9 million from $57.9 million at the end of fiscal year 2005 to $65.8 million at the end of fiscal year 2006 due to the Company making an investment in a digital power semiconductor company. This increase was partially offset by amortization of long-term technology licenses. The Company's accrued payroll and related benefits balance increased $5.7 million from $63.8 million at the end of fiscal year 2005 to $69.5 million at the end of fiscal year 2006. The increase is primarily due to increases in the Company's profit sharing accrual. The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters.

During fiscal year 2006, the Company generated $510.0 million of cash from operating activities, $68.6 million in proceeds from common stock issued under employee stock plans, and proceeds from net sales of short-term investments of $185.6 million. During fiscal year 2006, significant cash expenditures included the repurchasing $342.8 million of its common stock, payments of $153.9 million in cash dividends to stockholders, representing $0.10 per share per quarter for the first and second quarters and $0.15 per share per quarter for the third and fourth quarters, $69.4 million for the purchase of capital assets and the purchase of a long term equity investment of $13.4 million. In July, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid during the September quarter of fiscal year 2007. The payment of future dividends will be based on quarterly financial performance. In addition, at the July 2006 Board of Directors meeting, the Company's Board authorized the Company to repurchase up to an additional 20 million shares of its common stock over a two year period.

The Company has no debt and has historically satisfied its liquidity needs through cash generated from operations. Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the foreseeable future.

Contractual Obligations

The Company did not have any significant contractual obligations other than operating leases as disclosed in Note 7 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of July 2, 2006, the Company had no off-balance sheet financing arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk. The Company's investments are managed by outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company's investments to high quality debt instruments with relatively short-term maturities. The Company does not use derivative financial instruments in its investment portfolio. Based upon the weighted average duration of the Company's investments at July 2, 2006, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company's investments totaling approximately $10.0 million. However, because the Company's debt securities are classified as available-for-sale, no gains or losses are recognized by the Company in its results of operations due to changes in interest rates unless such securities are sold prior to maturity. These investments are reported at fair value with the related unrealized gains or losses reported in accumulated other comprehensive income, a component of stockholders' equity. The Company generally holds securities until maturity.

The Company's sales outside the United States are transacted in U.S. dollars; accordingly, the Company's sales are not generally impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

THREE YEARS ENDED JULY 2, 2006	2006	2005	2004

Revenues	$1,092,977	$1,049,694	$807,281
Cost of sales(1)	238,400	219,188	185,960
Gross profit	854,577	830,506	621,321

Expenses:
Research and development (1)	160,849	131,429	104,620
Selling, general and administrative(1)	129,778	109,448	79,971
	290,627	240,877	184,591

Operating income	563,950	589,629	436,730
Interest income, net	52,858	30,335	25,483
Income before income taxes	616,808	619,964	462,213
Provision for income taxes	188,128	185,990	134,042

Net income	$428,680	$433,974	$328,171

Basic earnings per share	$1.40	$1.41	$1.05
Shares used in the calculation of basic
earnings per share	305,156	307,426	312,063

Diluted earnings per share	$1.37	$1.38	$1.02
Shares used in the calculation of diluted
earnings per share	313,285	315,067	321,456

Cash dividends per share	$0.50	$0.36	$0.28

(1) Includes stock-based compensation charges as follows
Cost of sales	$8,307	$2,635	$-
Research and development	24,864	7,111	-
Selling, general and administrative	21,884	11,036	-

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

JULY 2, 2006 AND JULY 3, 2005	2006	2005

Assets
Current assets:
Cash and cash equivalents	$541,060	$323,181
Short-term investments	1,278,527	1,467,731
Accounts receivable, net of allowance for
doubtful accounts of $1,808 ($1,713 in 2005)	154,297	125,864
Inventories:
Raw materials	4,095	3,664
Work-in-process	25,550	22,854
Finished goods	9,386	7,810
Total inventories	39,031	34,328
Deferred tax assets	44,682	38,298
Prepaid expenses and other current assets	19,539	17,907
Total current assets	2,077,136	2,007,309
Property, plant and equipment, at cost:
Land, buildings and improvements	190,861	167,218
Manufacturing and test equipment	402,038	375,163
Office furniture and equipment	3,609	3,389
	596,508	545,770
Accumulated depreciation and amortization	(348,539)	(324,742)
Net property, plant and equipment	247,969	221,028
Other non-current assets	65,790	57,897
Total assets	$2,390,895	$2,286,234

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,574	$11,800
Accrued payroll and related benefits	69,451	63,787
Deferred income on shipments to distributors	48,013	43,708
Income taxes payable	84,629	68,389
Other accrued liabilities	20,159	20,055
Total current liabilities	236,826	207,739
Deferred tax liabilities	10,035	27,132
Other long-term liabilities	39,536	44,329
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 2,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized;
303,092 shares issued and outstanding at July 2, 2006
(306,587 shares at July 3, 2005)	303	307
Additional paid-in capital	1,063,143	926,456
Accumulated other comprehensive income, net of tax	(5,085)	(2,839)
Retained earnings	1,046,137	1,083,110
Total stockholders' equity	2,104,498	2,007,034
Total liabilities and stockholders' equity	$2,390,895	$2,286,234

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

THREE YEARS ENDED JULY 2, 2006	2006	2005	2004

Cash flow from operating activities:
Net income	$428,680	$433,974	$328,171
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	49,272	48,837	48,745
Tax benefit received on the exercise of
stock-based awards	9,846	37,591	35,746
Stock-based compensation	55,055	20,782	-
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(28,433)	(46,722)	952
Decrease (increase) in inventories	(3,603)	(1,624)	(610)
Decrease (increase) in deferred tax assets	(5,231)	(4,413)	7,809
Decrease (increase) in prepaid expenses and
other current assets	(1,632)	890	267
Decrease (increase) in long-term assets	(1,316)	1,000	(2,750)
Increase (decrease) in accounts payable,
accrued payroll and other accrued liabilities	3,749	2,751	21,225
Increase (decrease) in deferred income on
shipments to distributors	4,305	1,846	(2,816)
Increase (decrease) in income taxes payable	16,462	(3,596)	18,707
Increase (decrease) in deferred tax liabilities	(17,154)	1,402	2,382

Cash provided by operating activities	510,000	492,718	457,828

Cash flow from investing activities:
Purchase of short-term investments	(1,307,854)	(1,219,638)	(908,557)
Purchase of long-term investments	(13,400)	-	-
Proceeds from sales and maturities of
short-term investments	1,493,494	1,204,225	897,550
Purchase of property, plant and equipment	(69,390)	(62,127)	(20,724)

Cash provided by (used in) investing activities	102,850	(77,540)	(31,731)

Cash flow from financing activities:
Excess tax benefits received on the exercise of
stock-based awards	33,069	-	-
Issuance of common stock under employee stock plans	68,603	72,651	60,626
Purchase of common stock	(342,769)	(257,218)	(331,937)
Payment of cash dividends	(153,874)	(110,972)	(87,520)

Cash used in financing activities	(394,971)	(295,539)	(358,831)

Increase in cash and cash equivalents	217,879	119,639	67,266
Cash and cash equivalents, beginning of period	323,181	203,542	136,276

Cash and cash equivalents, end of period	$541,060	$323,181	$203,542
Supplemental disclosures of cash flow information:

Cash paid during the fiscal year for income taxes	$150,030	$154,482	$68,496

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)

THREE YEARS ENDED JULY 2, 2006				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity

Balance at June 29, 2003	312,706	$313	$740,084	$6,950	$1,067,582	$1,814,929
Issuance of common stock for cash
under employee stock option and
stock purchase plans	4,253	4	60,622	-	-	60,626
Tax benefit from stock option transactions	-	-	35,746	-	-	35,746
Purchase and retirement of common stock	(8,411)	(8)	(21,289)	-	(310,640)	(331,937)
Cash dividends - $0.28 per share	-	-	-	-	(87,520)	(87,520)
Comprehensive income:
Unrealized loss on available-for- sale
investments, net of ($1,540) tax effect	-	-	-	(9,410)	-	(9,410)
Net income	-	-	-	-	328,171	328,171
Comprehensive income	-	-	-	-	-	318,761
Balance at June 27, 2004	308,548	309	815,163	(2,460)	997,593	1,810,605
Issuance of common stock for cash
under employee stock option,
restricted stock and stock
purchase plans	5,078	5	72,646	-	-	72,651
Tax benefit from stock option transactions	-	-	37,591	-	-	37,591
Purchase and retirement of common stock	(7,039)	(7)	(19,726)	-	(237,485)	(257,218)
Cash dividends - $0.36 per share	-	-	-	-	(110,972)	(110,972)
Stock-based compensation expense	-	-	20,782	-	-	20,782
Comprehensive income:
Unrealized loss on available-for- sale
investments, net of ($1,841) tax effect	-	-	-	(379)	-	(379)
Net income	-	-	-	-	433,974	433,974
Comprehensive income	-	-	-	-	-	433,595
Balance at July 3, 2005	306,587	307	926,456	(2,839)	1,083,110	2,007,034
Issuance of common stock for cash
under employee stock option,
restricted stock and stock
purchase plans	6,041	6	68,597	-	-	68,603
Tax benefit from stock option transactions	-	-	42,915	-	-	42,915
Purchase and retirement of common stock	(9,536)	(10)	(30,980)	-	(311,779)	(342,769)
Cash dividends - $0.50 per share	-	-	-	-	(153,874)	(153,874)
Stock-based compensation expense	-	-	56,155	-	-	56,155
Comprehensive income:
Unrealized loss on available-for- sale
investments, net of ($3,159) tax effect	-	-	-	(2,246)	-	(2,246)
Net income	-	-	-	-	428,680	428,680
Comprehensive income	-	-	-	-	-	426,434
Balance at July 2, 2006	303,092	$303	$1,063,143	($5,085)	$1,046,137	$2,104,498

See accompanying notes
.

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Significant Accounting Policies

Description of Business

Linear Technology Corporation designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, cellular telephones, networking products, notebook computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and MP3 players, complex medical devices, automotive electronics, factory automation, process control, and military and space systems. The Company was organized and incorporated in 1981.

Basis of Presentation

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30. Fiscal year 2006 was a 52-week year, fiscal year 2005 was a 53-week year, and fiscal year 2004 was a 52-week year. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant inter-company accounts and transactions. Accounts denominated in foreign currencies have been translated using the U.S. dollar as the functional currency.

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

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." At July 2, 2006 and July 3, 2005, all of the Company's short-term investments in debt securities were classified as available-for-sale under SFAS 115. Short-term investments consist primarily of highly liquid debt securities with a maturity of greater than three months when purchased. The Company classifies investments with maturities greater than twelve months as short-term as it considers all investments as a potential source of operating cash regardless of maturity date. The Company's debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity, net of tax. The fair value of investments is determined using quoted market prices for those securities.

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

No single end customer has accounted for 10% or more of the Company's revenues. The Company's primary domestic distributor, Arrow Electronics, accounted for 14% of revenues during fiscal year 2006 and 15% of accounts receivable as of July 2, 2006; 13% of revenues during fiscal year 2005 and 18% of accounts receivable as of July 3, 2005; 15% of revenues during fiscal year 2004 and 20% of accounts receivable as of June 27, 2004. Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or end customer accounted for 10% or more of revenues for fiscal years 2006, 2005, and 2004.

The Company's assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations. However, the Company's foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk. The Company considers this risk to be minor and, for the three years ended July 2, 2006, did not utilize derivative instruments to hedge foreign currency risk or for any other purpose. Gains and losses resulting from foreign currency fluctuations are recognized in income currently and were not material for all periods presented.

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

Property, Plant and Equipment and Other Non-Current Assets

Depreciation for property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (3-7 years for equipment and 10-30 years for buildings and building improvements). Leasehold improvements are amortized over the shorter of the asset's useful life or the expected term of the lease. Depreciation and amortization expense for fiscal years 2006, 2005 and 2004 were $42.4 million, $42.2 million and $43.1 million, respectively.

Other non-current assets principally relate to technology agreements, a long-term investment in a private company, and non-current deferred tax assets. Technology agreements are generally amortized over their contractual periods, primarily 3 to 10 years using the straight-line method of amortization. The Company's investment in a private company of $13.4 million is accounted for under the cost method and will be reviewed for impairment whenever events or changes in circumstance indicate the carrying value amount may not be recoverable. Non-current deferred tax assets totaled $10.7 million as of July 2, 2006. Non-current deferred tax assets relate to stock-based compensation.

The Company performs reviews of its long-lived assets for impairment whenever events or changes in circumstance indicate the carrying value amount may not be recoverable or that the useful life is shorter than originally estimated.

Long-lived assets by geographic area were as follows, net of accumulated depreciation:

In thousands	July 2,	July 3,
	2006	2005
United States	$177,584	$164,095
Malaysia	28,404	25,383
Singapore	41,981	31,550
Total long-lived assets	$247,969	$221,028

Advertising Expense

The Company expenses advertising costs in the period in which they occur. Advertising expenses for fiscal years 2006, 2005 and 2004 were approximately $7.1 million, $7.1 million and $6.2 million, respectively.

Revenue Recognition

The Company recognizes revenues when the earning process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured. Revenue from the Company's sales to domestic distributors is recognized under agreements which provide for certain sales price rebates and limited product return privileges. As a result, the Company defers recognition of such sales until the domestic distributors sell the merchandise. The Company relieves inventory and records a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms. The income to be derived from distributor sales is recorded under current liabilities on the balance sheet as "Deferred income on shipments to distributors" until such time as the distributor confirms a final sale to its end customer. The Company's sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates. Revenue on these sales is recognized upon shipment at which time title passes. The Company estimates international distributor returns based on historical data and current business expectations and defers a portion of international distributor sales and costs based on these estimated returns.

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

Income Taxes

Financial Accounting Standards Board Statement No. 109 (SFAS 109),"Accounting for Income Taxes", establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS 109, the Company recognizes federal, state and foreign current tax liabilities or assets based on its estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. The Company also recognizes federal, state and foreign deferred tax assets or liabilities, as appropriate, for its estimate of future tax effects attributable to temporary differences and carryforwards.

The Company's calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws. The Company's estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting standards or tax laws in the United States, or foreign jurisdictions where it operates, or changes in other facts or circumstances. In addition, the Company recognizes liabilities for potential United States and foreign income tax contingencies based on its estimate of whether, and the extent to which, additional taxes may be due. If the Company determines that payment of these amounts is unnecessary or if the recorded tax liability is less than its current assessment, the Company may be required to recognize an income tax benefit or additional income tax expense in its financial statements, accordingly.

Stock-Based Compensation

Stock Benefit Plans

The Company has two equity incentive plans (2005 Equity Incentive Plan and 2001 Nonstatutory Stock Option Plan) under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares and Performance Units. Under the plans, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company. To date, the Company has only granted Nonstatutory Stock Options, Restricted Stock and Restricted Stock Units. At July 2, 2006, 17.5 million shares were available for grant under the 2005 Equity Incentive Plan and the 2001 Nonstatutory Stock Option Plan. Options generally become exercisable over a five-year period (generally 10% every six months.) Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant. The Company's restricted stock grants vest annually over a period of three (33% a year) to five years (20% a year) based upon continued employment with the Company.

In addition, the Company also has an Employee Stock Purchase Plan ("ESPP") that is currently available to employees only. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods commence on approximately May 1 and November 1 of each year. At July 2, 2006, 1.3 million shares were available for issuance under the ESPP.

For more information on Stock Benefit Plans and stock-based grants see "Note 4. Stockholders Equity".

Adoption of SFAS 123R

In fiscal year 2006, the Company began accounting for stock-based compensation arrangements in accordance with the provisions of Financial Accounting Standards Board Statement (FASB) No. 123(R) (SFAS 123R), "Share-Based Payment." Under SFAS 123R, compensation cost is calculated on the date of grant using the fair value of stock options as determined using the Black-Scholes valuation model. The Company amortizes the compensation cost straight-line over the vesting period, which is generally five years. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

Prior to fiscal year 2006, the Company accounted for stock options under the recognition and measurement provisions of APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," and related Interpretations, as permitted by FASB Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." No stock-based compensation was recognized on employee stock option grants or on shares issued under the Company's ESPP in the Consolidated Income Statement before July 4, 2005. However, as required by APB 25 the Company recognized stock-based compensation related to restricted stock grants prior to July 4, 2005. The Company began issuing restricted stock grants to employees during the first quarter of fiscal year 2005. The right to retain restricted shares generally vests annually over a period of three (33% a year) to five years (20% a year) based upon continued employment. Upon termination of employment the Company has the right to buy back unvested shares at the exercise price.

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

As a result of adopting SFAS 123R on July 4, 2005, total stock-based compensation resulted in a $55.1 million decrease to income before income taxes for fiscal year 2006, and a decrease to net income of $38.3 million after tax. Total stock-based compensation includes the impact of stock options, restricted stock and the ESPP. Throughout fiscal year 2005 the Company, in accordance with APB 25, recognized the impact of restricted stock grants and restricted stock units in its reported financial results. Accordingly, the Company's income before and after income taxes for fiscal year 2006, were $31.0 million and $21.5 million lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. These amounts represent solely the impact of stock options and the ESPP, since restricted stock is accounted for similarly under both APB 25 and SFAS 123R.

As of July 2, 2006 there was approximately $166.5 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company's stock-based compensation plans that will be recognized over a period of approximately five years. Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

There was no stock-based compensation expense recognized in fiscal year 2004. The table below outlines the effects of total stock-based compensation for fiscal years 2006 and 2005:

In thousands, except per share amounts	July 2,		July 3,
	2006		2005
Stock-based compensation	$55,055	(1)	$20,782
Tax effect on stock-based compensation	(16,792)		(6,235)
Net effect on net income	$38,263		$14,547

Effect on earnings per share
Basic	$ 0.13		$ 0.05
Diluted	$ 0.12		$ 0.05

Shares used in basic EPS	305,156		307,426
Shares used in diluted EPS	313,285	(2)	315,067

(1) Stock-based compensation includes the effects of stock options, restricted stock, restricted stock units and the ESPP.

(2) As a result of adopting SFAS 123R, the shares used in calculating diluted earnings per share for the fiscal year ended July 2, 2006, increased 1.9 million as compared to the diluted shares calculated under APB 25 due to the change in the diluted shares calculation under the treasury stock method of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits caused by tax deductions in excess of deferred tax assets (hypothetical and actual), which are recorded for stock-based compensation costs (excess tax benefits), to be classified as financing cash flows. The $33.1 million excess tax benefit classified as a financing cash inflow for the fiscal year ended July 2, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The Company issues new shares of common stock upon exercise of stock options. For the fiscal year ended July 2, 2006, 5.2 million stock options were exercised for a gain (aggregate intrinsic value) of $127.0 million determined as of the date of option exercise.

Determining Fair Value

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions in the following table. Expected volatilities are based on implied volatilities from traded options on the Company's stock. Expected volatility was lower for fiscal year 2006 when compared to fiscal year 2005 because the Company changed its expected volatility assumption from historical volatility to implied volatility during fiscal year 2005. The Company believes that implied volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The Company uses the simplified calculation of expected life, described in the SEC's Staff Accounting Bulletin 107, as the Company shortened the contractual life of employee stock options from ten years to seven years. The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options is amortized to expense using the straight-line method over the vesting period.

The financial effect of options granted was estimated using the Black-Scholes valuation model. The following assumptions were used in valuing the options for fiscal year 2006, 2005 and 2004:

	July 2,	July 3,	June 27,
	2006	2005	2004
Expected lives in years	4.9	5.6	6.9
Expected volatility	28.1%	42.3%	67.0%
Dividend yields	1.2%	0.8%	0.7%
Risk free interest rates	4.2%	3.6%	3.1%
Weighted-average grant date
fair value	$10.75	$15.21	$26.06

Pro forma Disclosures

As stated above, the Company implemented SFAS 123R in its financial statements for fiscal year 2006 and was not required to restate results for prior periods. However, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans for the fiscal years ended July 3, 2005 and June 27, 2004. Stock-based compensation for restricted stock grants resulted in a decrease to income before income taxes of $14.5 million in fiscal year 2005. Prior to fiscal year 2005, there were no restricted stock grants and accordingly, no stock-based compensation cost was recognized in fiscal year 2004. For purposes of the pro forma disclosure, the value of the options is estimated using the Black-Scholes valuation model and amortized to expense using a straight-line method over the options' vesting periods.

In thousands, except per share amounts	July 3,	June 27,
	2005	2004
Net income, as reported	$433,974	$328,171
Add: Stock based employee
compensation expense included in
reported net income, net of related
tax effects	14,547	-
Deduct: Total stock-based
compensation expense determined
under the fair value method,
net of tax	(137,816)	(75,207)
Pro forma net income	$310,705	$252,964
Earning per share:
Basic-as reported	$1.41	$1.05
Basic-pro-forma	$1.01	$0.81
Diluted-as reported	$1.38	$1.02
Diluted-pro-forma	$0.99	$0.79

Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of restricted stock and stock options, calculated using the treasury stock method. The dilutive effect of stock options and restricted stock was 8,129,000, 7,641,000, and 9,393,000 shares for fiscal years 2006, 2005, and 2004, respectively. The weighted average diluted common shares outstanding for fiscal years 2006, 2005, and 2004 excludes the dilutive effect of approximately 18,098,000, 12,352,000, and 9,069,000 options, respectively, since such options have an exercise price in excess of the average market value of the Company's common stock during the fiscal year.

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

Export sales by geographic area were as follows:

In thousands	July 2,	July 3,	June 27,
	2006	2005	2004
Europe	$191,640	$173,823	$140,486
Japan	153,527	142,889	120,180
Rest of the World	415,195	414,276	309,050
Total export sales	$760,362	$730,988	$569,716

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No.109." The interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of the provisions of FIN 48 is required for the Company beginning in the first quarter of fiscal year 2008. The Company is evaluating the impact this statement will have on its consolidated financial statements.

Note 2. Short-term Investments

The following is a summary of cash equivalents and short-term investments at July 2, 2006 and July 3, 2005:

	July 2, 2006
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities and obligations
of U.S. government agencies	$307,812	$-	$(3,139)	$304,673
Municipal bonds	941,871	-	(4,457)	937,414
Corporate debt securities and other	371,956	-	(648)	371,308
Money market funds	136,441	-	-	136,441
Total	$1,758,080	$-	$(8,244)	$1,749,836

Amounts included in:
Cash equivalents	$471,309	$-	$-	$471,309
Short-term investments	1,286,771	-	(8,244)	1,278,527
Total securities	$1,758,080	$-	$(8,244)	$1,749,836

	July 3, 2005
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
Publicly traded equity securities	$524	$1,920	$-	$2,444
U.S. Treasury securities and obligations
of U.S. government agencies	654,056	10	(2,900)	651,166
Municipal bonds	701,469	-	(3,000)	698,469
Corporate debt securities and other	271,092	2	(712)	270,382
Money market funds	116,540	-	-	116,540
Total	$1,743,681	$1,932	$(6,612)	$1,739,001

Amounts included in:
Cash equivalents	$271,270	$-	$-	$271,270
Short-term investments	1,472,411	1,932	(6,612)	1,467,731
Total securities	$1,743,681	$1,932	$(6,612)	$1,739,001

(1) The Company evaluated the nature of the investments with a loss position at July 2, 2006 and July 3, 2005, which are primarily obligations of the U.S. government and its agencies, municipal bonds and U.S. corporate notes. In evaluating the investments the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not "other-than-temporary" as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company principally holds securities until maturity, however, they may be sold under certain circumstances. Unrealized losses on the investments greater than twelve months old were not significant as of July 2, 2006 and July 3, 2005.

The estimated fair value of short-term investments in debt securities by effective maturity date, is as follows:

In thousands	July 2,	July 3,
	2006	2005
Due in one year or less	$515,719	$$718,222
Due after one year through three years	762,808	747,065
Total	$1,278,527	$1,465,287

Note 3. Intangible Assets

The Company's intangible assets are a component of other non-current assets. The Company amortizes its intangible assets with definite lives over periods ranging from 3 to 10 years using the straight-line method of amortization. The weighted remaining amortization period at July 2, 2006 is 6.3 years. The Company's intangible assets consist of technology licenses only. Amortizable intangible assets at July 2, 2006 and July 3, 2005 are as follows:

In thousands	July 2,	July 3,
	2006	2005
Gross carrying amount	$62,670	$61,070
Accumulated amortization	(21,023)	(14,199)
Total intangible assets	$41,647	$46,871

Amortization expense associated with intangible assets for fiscal year 2006 and fiscal year 2005 were $6.8 million and $6.7 million, respectively. Amortization expense for the net carrying amount of intangible assets at July 2, 2006 is estimated to be $7.4 million in fiscal year 2007, $7.4 million in fiscal year 2008, $6.2 million in fiscal year 2009, $5.7 million in fiscal year 2010, and $5.7 million in fiscal year 2011.

Note 4. Stockholders Equity

Stock Repurchases

At the July 25, 2006 Board of Directors meeting, the Company’s Board of Directors authorized the Company to repurchase up to an additional 20.0 million shares of its common stock in the open market over the next two years. As of July 25, 2006, 25.1 million shares remain available for repurchase under the Company’s stock repurchase program. The Company’s shares are retired upon acquisition. The Company repurchases shares to reduce the dilution effect from the Company’s stock benefit plans and to return excess cash to the Company’s stockholders.

Shares repurchased in connection with the Board of Directors authorized stock repurchase program in fiscal years 2006, 2005 and 2004 are as follows:

In thousands	July 2,	July 3,	June 27,
	2006	2005	2004
Number of shares of common stock
repurchased	9,536	7,039	8,411
Total cost of repurchase	$342,769	$257,218	$331,937

Stock Benefit Plans

The Company has two equity incentive plans (2005 Equity Incentive Plan and 2001 Nonstatutory Stock Option Plan) under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares and Performance Units. Under the plans, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company. To date, the Company has only granted Nonstatutory Stock Options, Restricted Stock and Restricted Stock Units. At July 2, 2006, 17.5 million shares were available for grant under the plans. Options generally become exercisable over a five-year period (generally 10% every six months.) Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant. The Company's restricted award grants vest annually over a period of three (33% a year) to five years (20% a year) based upon continued employment with the Company.

In addition, the Company also has an Employee Stock Purchase Plan ("ESPP") that is currently available to employees only. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods commence on approximately May 1 and November 1 of each year. At July 2, 2006, 1.3 million shares were available for issuance under the ESPP. During fiscal year 2006, 0.2 million shares were issued at a weighted-average price of $29.25 per share.

2005 Equity Incentive Plan. On November 2, 2005, the Company's stockholders approved the 2005 Equity Incentive Plan, to provide for the issuance of the Company's common stock. The plan enables the Company to issue Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performances Shares and Performance Units. Under the 2005 Equity Incentive Plan, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.

2001 Nonstatutory Stock Option Plan. In fiscal year 2001, the Company's Board of Directors approved the 2001 Nonstatutory Stock Option Plan ("2001 Plan"). The 2001 Plan provides for the granting of non-qualified equity awards to employees and consultants. The Company cannot grant awards under the 2001 Plan to directors or executive officers of the Company.

2005 Employee Stock Purchase Plan. On November 2, 2005, the Company's stockholders approved the 2005 Employee Stock Purchase Plan, to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The 1986 ESPP expired in fiscal year 2006. The 2005 ESPP is currently available to employees only. The maximum number of shares that may be issued to any one participant in any six-month offering period under the ESPP is currently 300 shares.

Stock Options

Options generally become exercisable over a five-year period (generally 10% every six months.) Options granted prior to January 11, 2005 expire ten years after the date of grant, options granted after January 11, 2005 expire seven years after the date of the grant. The following table summarizes the stock option activity and related information under all stock option plans:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Options	Exercise	Contract	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding options, June 29, 2003	41,521,468	$24.58

Granted	4,360,000	39.66
Forfeited and expired	(824,630)	37.31
Exercised	(4,063,488)	13.49
Outstanding options, June 27, 2004	40,993,350	$27.03

Granted	4,212,250	36.62
Forfeited and expired	(715,225)	39.88
Exercised	(4,770,747)	13.88
Outstanding options, July 3, 2005	39,719,628	$29.39

Granted	1,469,500	37.88
Forfeited and expired	(866,778)	41.29
Exercised	(5,204,818)	11.94
Outstanding options, July 2, 2006	35,117,532	$32.04	4.67	$196,550,000
Vested and expected to vest at July 2, 2006	34,659,087	$31.99	4.40	$196,355,000

Options vested and exercisable at:
June 27, 2004	29,134,480	$23.46
July 3, 2005	32,433,491	28.48
July 2, 2006	29,290,752	31.38	4.31	$190,586,000

The following table sets forth certain information with respect to employee stock options outstanding and exercisable at
July 2, 2006:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted Average Exercise Price
$ 6.19 - $ 12.97	4,244,950	$12.68	1.44	4,244,950	$12.68
$ 14.63 - $ 23.11	2,934,050	17.28	2.28	2,842,850	17.09
$ 25.05 - $ 25.05	4,980,022	25.05	6.07	4,491,722	25.05
$ 27.88 - $ 31.98	3,799,990	28.83	3.71	3,463,410	28.63
$ 32.63 - $ 36.12	3,574,970	34.72	5.81	1,869,070	33.95
$ 36.52 - $ 37.79	3,565,500	37.06	6.14	1,419,000	37.16
$ 38.25 - $ 39.31	3,777,650	38.55	5.50	2,719,350	38.35
$ 39.75 - $ 45.66	3,937,250	41.78	6.53	3,937,250	41.78
$ 47.25 - $ 52.94	3,642,700	50.28	4.13	3,642,700	50.28
$ 55.88 - $ 55.88	660,450	55.88	4.29	660,450	55.88
$ 6.19 - $ 55.88	35,117,532	$32.04	4.67	29,290,752	$31.38

Restricted Stock

In addition to stock options, the Company also grants restricted shares and restricted stock units. The Company began issuing restricted awards during the first quarter of fiscal year 2005, to encourage employee retention. The right to sell the shares/units generally vests annually from 3 (33% per year) to 5 (20% per year) years based upon continued employment. Upon employee termination, the Company has the right to buy back unvested shares at the exercise price.

	Restricted Awards Outstanding	Weighted-Average Exercise Price
Outstanding awards, June 27, 2004	-	-

Granted	1,578,440	$37.05
Vested	(91,667)	37.05
Forfeited	(17,750)	37.05
Nonvested at July 3, 2005	1,469,023	$37.05

Granted	2,370,060	36.93
Vested	(611,956)	37.05
Forfeited	(55,602)	37.21
Nonvested at July 2, 2006	3,171,525	$36.96

Note 5. Retirement Plan

The Company has established a 401(k) retirement plan for its qualified U.S. employees. Under the plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits. The Company contributes to qualified U.S. employees' 401k's as part of the Company's semi-annual profit sharing payouts. Contributions made by the Company to this plan were approximately $11.2 million, $10.1 million and $7.2 million in fiscal years 2006, 2005 and 2004, respectively.

Note 6. Income Taxes

The components of income before income taxes are as follows:

In thousands	July 2,	July 3,	June 27,
	2006	2005	2004
United States operations	$556,643	$567,146	$422,786
Foreign operations	60,165	52,818	39,427
	$616,808	$619,964	$462,213

The provision for income taxes consists of the following:

In thousands	July 2,	July 3,	June 27,
	2006	2005	2004
United States federal:
Current	$185,110	$174,973	$117,024
Deferred	(15,019)	(4,459)	8,129
	170,091	170,514	125,153
State:
Current	14,662	11,103	4,718
Deferred	(747)	430	2,324
	13,915	11,533	7,042
Foreign:
Current	10,235	2,925	2,108
Deferred	(6,113)	1,018	(261)
	4,122	3,943	1,847
	$188,128	$185,990	$134,042

Actual current federal and state tax liabilities are lower than the amounts reflected above by the tax benefit from stock option activity and other stock awards of approximately $50,913,000, $37,591,000, and $35,746,000, for fiscal years 2006, 2005 and 2004, respectively. Deferred tax assets are reversed against taxes payable when stock-based awards are exercised, any windfall or shortfall tax benefits will be booked to the additional-paid-in-capital account ("APIC") to the extent the Company has adequate excess tax benefits ("APIC Pool") to absorb any shortfalls. If the Company does not have an adequate APIC Pool, the tax shortfalls will be booked to tax expense. The Company's tax benefit from stock-based award exercises is recorded as a reduction in current income taxes payable and an increase in additional-paid-in-capital to the extent that the gain on the exercise is greater than the fair value of the award.

The Company has elected to adopt the method as described under paragraph 81 of SFAS 123R to calculate the initial APIC pool. Accordingly, the Company has determined its initial APIC Pool by offsetting shortfalls, if any, related to stock-based compensation against net excess tax benefits that would have qualified if the Company had adopted SFAS 123 for recognition purposes for all stock awards granted, modified, or settled in cash for fiscal years beginning after December 15, 1994.

The provision for income taxes reconciles to the amount computed by applying the statutory U.S. Federal rate at 35% to income before income taxes as follows:

In thousands	July 2,	July 3,	June 27,
	2006	2005	2004
Tax at U.S. statutory rate	$215,883	$216,987	$161,775
State income taxes, net of federal benefit	9,045	7,497	4,577
Earnings of foreign subsidiaries subject to lower rates	(8,739)	(8,101)	(6,676)
Tax-exempt interest income	(10,273)	(6,021)	(5,824)
Export sales benefit	(10,948)	(15,816)	(11,550)
Domestic manufacturing deduction	(4,144)	-	-
Other	(2,696)	(8,556)	(8,260)
	$188,128	$185,990	$134,042

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities recorded in the balance sheet as of July 2, 2006 and July 3, 2005 are as follows:

In thousands	July 2,	July 3,
	2006	2005
Deferred tax assets:
Inventory valuation	$13,935	$14,545
Deferred income on shipments to distributors	17,789	16,152
Taxes of foreign subsidiaries	-	6,910
Stock-based compensation	16,211	6,175
Other	7,491	5,542
Total deferred tax assets	55,426	49,324

Deferred tax liabilities:
Depreciation and amortization	$5,328	$7,113
Unremitted earnings of subsidiaries	4,707	13,109
Interest income of subsidiaries	-	6,910
Total deferred tax liabilities	10,035	27,132
Net deferred tax assets	$45,391	$22,192

The Company has a partial tax holiday in Singapore whereby the local statutory rate is significantly reduced. The tax holiday is effective through August 2011 and may be extended through August 2014, if certain conditions are met. The Company has obtained a partial tax holiday in Malaysia, which is effective through July 2015.

The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $5,180,000 ($0.02 per diluted share) in fiscal year 2006, $4,811,000 ($0.02 per diluted share) in fiscal year 2005, and $4,271,000 ($0.01 per diluted share) in fiscal year 2004. The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysia subsidiaries, as it is the Company's intention to permanently invest these earnings overseas. Should these earnings be remitted to the U.S. parent, additional U.S. taxable income would be approximately $42,123,000.

In October 2004, the American Jobs Creation Act of 2004 (the "Jobs Creation Act") was signed into law. The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. In the fourth quarter of fiscal 2006, the Company distributed a cash dividend under the provisions of the Act from certain of its foreign subsidiaries totaling $266.4 million and recorded a related tax liability of approximately $14.0 million. This dividend did not have a significant impact on the Company's effective tax rate. This distribution does not change the Company's intention to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries in operations outside the United States.

The Internal Revenue Service (IRS) has examined the Company's consolidated income tax returns through the fiscal year ending July 1, 2001. As a result of the most recent examination for the five fiscal years ending July 1, 2001, the IRS has proposed certain adjustments to the amounts reflected by the Company as a tax benefit for its export sales. The Company disputes the proposed adjustments and intends to pursue the matter through applicable IRS and judicial procedures as appropriate (see "Note 7: Commitment and Contingencies").

The Company is currently under audit by the IRS for periods beginning July 02, 2001 and July 01, 2002. Management believes that an adequate amount of taxes and related interest and penalty, if any, have been provided for any adjustment that may result from these years.

Note 7. Commitments and Contingencies

Contractual Obligations

The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period. In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities.

At July 2, 2006, future minimum lease payments under non-cancelable operating leases and land leases having an initial term in excess of one year were as follows: fiscal year 2007: $1.9 million; fiscal year 2008: $1.2 million; fiscal year 2009: $0.7 million; fiscal year 2010: $0.5 million; fiscal year 2011: $0.5 million; and thereafter: $3.3 million.

Total rent expense was $3.7 million, $4.9 million, and $4.7 million in fiscal years 2006, 2005 and 2004, respectively.

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business which consist of a wide range of matters, including, among others, patent suits, securities issues and employment claims. The Company does not believe that any of the current suits will have a material impact on its business or financial condition. However, current lawsuits and any future lawsuits will divert resources and could result in the payment of substantial damages.

The Company has previously disclosed in press releases that the Securities and Exchange Commission ("SEC") and the United States Justice Department have initiated informal inquiries into the Company's stock option granting practices. In addition, on September 5, 2006, the Company received an Information Document Request from the Internal Revenue Service ("IRS") concerning its stock option grants and grant practices. The Company is cooperating with the SEC, IRS and the Department of Justice. In addition, various current and former directors and officers of the Company have been named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned  In re Linear Technology Corporation Stockholder Derivative Litigation (N.D. Cal.) (the "Federal Action"); and three substantially similar consolidated stockholder derivative actions filed in California state court, captioned In re Linear Technology Corporation Stockholder Derivative Litigation (Santa Clara County Superior Court) (the "State Action"). Plaintiffs in the Federal and State Actions allege that the defendant directors and officers backdated stock option grants during the period from 1997 through 2002. Both actions assert claims for breach of fiduciary duty and unjust enrichment. The Federal Action also alleges that the defendants breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, while the State Action also alleges that certain of the defendants aided and abetted one another's alleged breach of fiduciary duty, wasted corporate assets, engaged in insider trading in connection with the purportedly backdated option grants, in violation of the California Corporations Code. Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys' fees and costs. The State Action also seeks restitution, rescission of certain defendants' option contracts, and imposition of a constructive trust over the option contracts. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is sought. The Company has engaged its outside counsel to represent it in the government inquiries and pending lawsuits.

The Company reviewed its historical option-granting practices and option grants with the assistance of outside counsel and an independent forensic accounting firm. The primary scope of the review covered the periods calendar year 1995 through 2006. Based on the findings of the review, the Company has concluded that there is no need to restate any previously filed financial statements. The review found no evidence of fraud or misconduct of any kind in the Company's practices in granting of stock options.

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

Note 8. Quarterly Information (Unaudited)

In thousands, except per share amounts	July 2,	April 2,	January 1,	October 2,
Quarter Ended Fiscal Year 2006	2006	2006	2006	2005

Revenues	$292,930	$278,888	$265,146	$256,013
Gross profit	229,315	218,867	206,381	200,014
Net income	115,680	110,555	103,264	99,181
Basic earnings per share	0.38	0.36	0.34	0.32
Diluted earnings per share	0.37	0.35	0.33	0.31
Cash dividends per share	0.15	0.15	0.10	0.10
Stock price range per share:
High	36.98	39.35	39.82	41.67
Low	32.47	34.40	32.83	34.86

In thousands, except per share amounts	July 3,	April 3,	January 2,	September 26,
Quarter Ended Fiscal Year 2005	2005	2005	2005	2004

Revenues	$255,811	$290,734	$250,121	$253,028
Gross profit	201,952	234,134	196,231	198,189
Net income	106,047	121,633	102,818	103,476
Basic earnings per share	0.35	0.39	0.33	0.34
Diluted earnings per share	0.34	0.39	0.33	0.33
Cash dividends per share	0.10	0.10	0.08	0.08
Stock price range per share:
High	39.21	40.31	40.04	39.74
Low	35.43	36.15	35.71	34.42

The stock activity in the above table is based on the high and low closing prices. These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions. The Company's common stock is traded on the NASDAQ Global Market System under the symbol LLTC. At the July 25, 2006 Board of Directors meeting, the Board declared a quarterly cash dividend of $0.15 per share to be paid during the September quarter of fiscal year 2007. The payment of future dividends will be based on quarterly financial performance.

At July 2, 2006, there were approximately 1,703 stockholders of record.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of July 2, 2006 and July 3, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 2, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation at July 2, 2006 and July 3, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Linear Technology Corporation's internal control over financial reporting as of July 2, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 5, 2006 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006, Linear Technology Corporation changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

/s/ Ernst & Young LLP

San Jose, California
September 5, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Linear Technology Corporation

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Linear Technology Corporation maintained effective internal control over financial reporting as of July 2, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Linear Technology Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Linear Technology Corporation maintained effective internal control over financial reporting as of July 2, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Linear Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 2, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Linear Technology Corporation and our report dated September 5, 2006 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

San Jose, California
September 5, 2006

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

Management's Report on Internal Control Over Financial Reporting

The management of Linear Technology is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f). The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.

The Company's management assessed the effectiveness of its internal control over financial reporting as of July 2, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment management believes that, as of July 2, 2006, the Company's internal control over financial reporting is effective based on the COSO criteria.

Management's assessment of the effectiveness of internal control over financial reporting as of July 2, 2006 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company's internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

The information required by this item for the Company's directors is incorporated herein by reference to the 2006 Proxy Statement, under the caption "Proposal One - Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption "Executive Officers of the Registrant." The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2006 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

The Company had adopted a Code of Business Conduct and Ethics that applies to all of its employees, including its Chief Executive Officer, Chief Financial Officer, and its principal accounting officers.  The Company's Code of Business Conduct and Ethics is posted on its website at http://www.linear.com/. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on its website, at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the 2006 Proxy Statement, under the section titled "Executive Officer Compensation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the 2006 Proxy Statement, under the section titled "Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners" and "Securities Authorized for Issuance Under Equity Compensation Plans."

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the 2006 Proxy Statement, under the section titled "Fees Billed To The Company By Ernst & Young LLP During The Fiscal Year Ended July 2, 2006."

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Consolidated Statements of Income for each of the three years in the period ended July 2, 2006
Consolidated Balance Sheets as of July 2, 2006 and July 3, 2005
Consolidated Statements of Cash Flows for each of the three years in the period ended July 2, 2006
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
July 2, 2006
Report of Independent Registered Public Accounting Firm

2.	Schedules

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts:

Year ended June 27, 2004	$1,762	$-	$-	$1,762

Year ended July 3, 2005	$1,762	$-	$49	$1,713

Year ended July 2, 2006	$1,713	$300	$205	$1,808

(1) Write-offs of doubtful accounts.

Schedules other than the schedule listed above have been omitted since they are either not required or the information is included elsewhere.

3.	Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(c)	Exhibit Index

3.1	Certificate of Incorporation of Registrant. (9)

3.4	Amended and Restated Bylaws of Registrant (13)

10.1	1981 Incentive Stock Option Plan, as amended, and form of Stock Option Agreements, as amended (including Restricted Stock Purchase Agreement).(*)(3)

10.11	Agreement to Build and Lease dated January 8, 1986 between Callahan-Pentz Properties, McCarthy Six and the Registrant.(1)

10.25	1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.(*)(2)

10.35	1988 Stock Option Plan, as amended, form of Incentive Stock Option Agreement, as amended, and form of Non-statutory Stock Option Agreement, as amended.(*)(6)

10.36	Form of Indemnification Agreement. (9)

10.45	Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(4)

10.46	Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (5)

10.47	1996 Incentive Stock Option Plan, form of Incentive Stock Option Agreement and form of Nonstatutory Stock Option Agreement.(*) (7)

10.48	1996 Senior Executive Bonus Plan, as amended July 25, 2000.(*) (8)

10.49	2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement. (*)(11)

10.50	Amended and Restated Employment Agreement between Registrant and Robert H. Swanson, Jr. Dated October 18, 2005 (*) (14)

10.51	Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (10)

10.52	Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin. (*) (10)

10.53	2005 Equity Incentive Plan, form of Stock Option Agreement, form of Restricted Stock Agreement, and form of Restricted Stock Unit Agreement (*) (15)

10.54	2005 Employee Stock Purchase Plan and enrollment form (*) (12)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Lothar Maier and Paul Coghlan Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*) The item listed is a compensatory plan of the Company.

(1)
Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits" of the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-4766), which became effective on May 28, 1986.

(2)
Incorporated by reference to identically numbered exhibit filed in response to Item 6, "Exhibits and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 28, 1997.

(3)
Incorporated by reference to identically numbered exhibit filed in response to Item 6, "Exhibits and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 30, 1990.

(4)	Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1993.

(5)	Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 1994.

(6)
Incorporated by reference to identically numbered exhibit filed in response to Item 6, "Exhibits and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 1994.

(7)	Incorporated by reference to Exhibits 4.1 and 4.2 of the Registrant's Registration Statement on Form S-8 filed with the Commission on July 30, 1999.

(8)	Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 2, 2000.

(9)	Incorporated by reference to identically numbered exhibit filed in response Item14(a)(3) "Exhibits" of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 1, 2001.

(10)
Incorporate by reference to identically numbered exhibit filed in response to Item 6 " Exhibits and Reports on Form 8-K" of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(11)	Incorporate by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrants's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(12)	Incorporated by reference to the Registrant's Statement on Form S-8 filed with the Securities and Exchange Commission on September 30, 2005.

(13)	Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2005.

(14)	Incorporated by reference to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005.

(15)	Incorporate by reference to identically numbered exhibit filed in response to Item 6 " Exhibits" of the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.