Form 10-Q
period 2006-10-01
LINEAR TECHNOLOGY CORP /CA/
filed 2006-11-08
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006

or

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 27, 2006
Common Stock, $0.001 par value per share	298,952,674 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE MONTHS ENDED OCTOBER 1, 2006

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three months
		ended October 1, 2006 and October 2, 2005	3

		Consolidated Balance Sheets at October 1, 2006 and July 2, 2006	4

		Consolidated Statements of Cash Flows for the three months ended
		October 1, 2006 and October 2, 2005	5

		Notes to Consolidated Financial Statements	6-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	11-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4.	Controls and Procedures	12

Part II:	Other Information

	Item 1.	Legal Proceedings	13

	Item 1A.	Risk Factors	13-14

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 6.	Exhibits	15

Signatures:			16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	October 1,	October 2,
	2006	2005
Revenues	$292,116	$256,013
Cost of sales (1)	64,327	55,999
Gross profit	227,789	200,014

Expenses:
Research and development (1)	46,519	37,779
Selling, general and administrative (1)	34,425	31,150
	80,944	68,929

Operating income	146,845	131,085
Interest income, net	16,037	11,622
Income before income taxes	162,882	142,707
Provision for income taxes	50,493	43,526

Net income	$112,389	$99,181

Basic earnings per share	$0.37	$0.32
Shares used in the calculation of basic
earnings per share	302,104	306,336

Diluted earnings per share	$0.37	$0.31
Shares used in the calculation of diluted
earnings per share	307,740	315,940

Cash dividends per share	$0.15	$0.10

(1) Includes stock-based compensation charges as follows:
Cost of sales	$2,762	$1,207
Research and development	8,902	5,923
Selling, general and administrative	5,422	6,208

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	October 1,	July 2,
	2006	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$419,492	$541,060
Short-term investments	1,394,317	1,278,527
Accounts receivable, net of allowance for
doubtful accounts of $1,797 ($1,808 at July 2, 2006)	154,263	154,297
Inventories:
Raw materials	4,863	4,095
Work-in-process	26,746	25,550
Finished goods	10,476	9,386
Total inventories	42,085	39,031
Deferred tax assets	40,201	44,682
Prepaid expenses and other current assets	21,645	19,539
Total current assets	2,072,003	2,077,136
Property, plant and equipment, at cost:
Land, buildings and improvements	192,546	190,861
Manufacturing and test equipment	424,638	402,038
Office furniture and equipment	3,668	3,609
	620,852	596,508
Accumulated depreciation and amortization	(359,350)	(348,539)
Net property, plant and equipment	261,502	247,969
Other non current assets	65,520	65,790
Total assets	$2,399,025	$2,390,895

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,520	$14,574
Accrued payroll and related benefits	47,928	69,451
Deferred income on shipments to distributors	41,024	48,013
Income taxes payable	112,084	84,629
Other accrued liabilities	19,483	20,159
Total current liabilities	242,039	236,826
Deferred tax liabilities	10,100	10,035
Other long-term liabilities	38,182	39,536
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized,
301,125 shares issued and outstanding at October 1, 2006
(303,092 shares at July 2, 2006)	301	303
Additional paid-in capital	1,080,409	1,063,143
Accumulated other comprehensive income, net of tax	(1,660)	(5,085)
Retained earnings	1,029,654	1,046,137
Total stockholders’ equity	2,108,704	2,104,498
Total liabilities and stockholders’ equity	$2,399,025	$2,390,895

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	October 1,	October 2,
	2006	2005
Cash flow from operating activities:
Net income	$112,389	$99,181
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	12,897	12,068
Tax benefit received on the exercise of
stock-based awards	364	1,805
Stock-based compensation	17,086	13,338
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	34	5,035
(Increase) decrease in inventories	(3,054)	(1,652)
Decrease (increase) in prepaid expenses, other
current assets and deferred tax assets	364	(5,228)
(Increase) decrease in long-term assets	(1,569)	4,117
Decrease in accounts payable,
accrued payroll and other accrued liabilities	(16,607)	(14,241)
Decrease in deferred income on
shipments to distributors	(6,989)	(812)
Increase in income taxes payable
and deferred tax liabilities	27,520	30,293
Cash provided by operating activities	142,435	143,904

Cash flow from investing activities:
Purchase of short-term investments	(398,924)	(227,351)
Proceeds from sales and maturities of
short-term investments	288,570	263,547
Purchase of property, plant and equipment	(24,591)	(15,867)
Cash (used in) provided by investing activities	(134,945)	20,329

Cash flow from financing activities:
Excess tax benefit received on exercise of
stock-based awards	1,746	3,478
Issuance of common stock under employee
stock plans	8,267	9,416
Purchase of common stock	(93,074)	(64,450)
Payment of cash dividends	(45,997)	(30,838)
Cash used in financing activities	(129,058)	(82,394)

(Decrease) increase in cash and cash equivalents	(121,568)	81,839

Cash and cash equivalents, beginning of period	541,060	323,181
Cash and cash equivalents, end of period	$419,492	$405,020

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three month period ended October 1, 2006 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 2, 2006 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet at July 2, 2006 has been derived from audited financial statements as of that date. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.	The Company operates on a 52/53-week year, ending on the Sunday nearest June 30. Fiscal years 2007 and 2006 are 52-week years.

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

	Three Months Ended
In thousands, except per share	October 1,	October 2,
amounts	2006	2005

Numerator - Net income	$112,389	$99,181

Denominator for basic earnings
per shares-weighted
average shares	302,104	306,336

Effect of dilutive securities -
employee stock options and
restricted stock	5,636	9,604

Denominator for diluted earnings
per share	307,740	315,940

Basic earnings per share	$0.37	$0.32

Diluted earnings per share	$0.37	$0.31

4. Stock-Based Compensation

Stock-Based Benefit Plans

The Company has two equity incentive plans under which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performances shares and performance units. Under the plans (2005 Equity Incentive Plan, 2001 Nonstatutory Stock Option Plan), the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company. To date, the Company has only granted nonstatutory stock options, restricted stock and restricted stock units from these plans. At October 1, 2006, 15.9 million shares were available for grant under the plans. Options generally become exercisable over a five-year period (generally 10% every six months.) Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant. The Company’s restricted stock award grants vest annually over a period of three (33% a year) to five years (20% a year) based upon continued employment with the Company.

In addition, the Company also has an Employee Stock Purchase Plan (“ESPP”) that is currently available to employees only. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods commence on approximately May 1 and November 1 of each year. At October 1, 2006, 1.3 million shares were available for issuance under the ESPP.

Accounting for Stock-Based Compensation

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

As of October 1, 2006, there was approximately $195.8 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years. Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The table below outlines the effects of total stock-based compensation for the three months ended October 1, 2006 and October 2, 2005:

In thousands, except per share amounts	Three Months Ended
	October 1,		October 2,
	2006		2005

Stock-based compensation	$ 17,086	(1)	$ 13,338	(1)

Tax effect on stock-based compensation	(5,297)		(4,068)
Net effect on net income	$ 11,789		$ 9,270

Effect on earnings per share
Basic	$ 0.04		$ 0.03
Diluted	$ 0.04		$ 0.03

Shares used in basic EPS	302,104		306,336
Shares used in diluted EPS	307,740		315,940

(1) Stock-based compensation includes the effects of stock options, restricted stock, restricted stock units and the ESPP.

The Company issues new shares of common stock upon exercise of stock options. For the three months ended October 1, 2006, 0.5 million stock options were exercised for a gain (aggregate intrinsic value) of $8.4 million determined as of the date of option exercise.

Determining Fair Value

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock. The Company uses the simplified calculation of expected life, described in the SEC’s Staff Accounting Bulletin 107, as the Company shortened the contractual life of employee stock options from ten years to seven years in the third quarter of fiscal year 2005. The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options is amortized to expense using the straight-line method over the vesting period.

The following assumptions were used in valuing the options for the three months ended October 1, 2006 and October 2, 2005:

	Three Months Ended
	October 1,	October 2,
	2006	2005

Expected lives in years	4.9	4.9
Estimated volatility	30.7%	30.0%
Dividend yields	1.9%	1.0%
Risk-free interest rates	4.6%	3.8%
Weighted-average grant date fair
value of options granted	$8.85	$11.68

Stock Options

The following table summarizes stock option activity and related information under all stock option plans:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, July 2, 2006	35,117,532	$32.04

Granted	424,000	30.93
Forfeited and expired	(267,720)	39.97
Exercised	(495,065)	15.88
Outstanding options, October 1, 2006	34,778,747	$32.20
Vested and expected to vest at October 1, 2006	34,349,262	$32.15

Options vested and exercisable at:
October 1, 2006	29,292,042	$31.63

Restricted Stock

The Company began issuing restricted stock grants to employees during the first quarter of fiscal year 2005. The right to sell restricted shares generally vests annually over a period of three (33% a year) to five years (20% a year) based upon continued employment. Upon termination of employment the Company has the right to buy back unvested shares at the exercise price. The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

	Restricted Awards Outstanding	Weighted-Average Grant- Date Fair Value
Outstanding at July 2, 2006	3,171,525	$36.96

Granted	1,462,910	$30.93
Vested	(444,659)	37.21
Forfeited	(67,849)	36.03
Outstanding at October 1, 2006	4,121,927	$34.98

5. Comprehensive Income

Accumulated other comprehensive income consists of unrealized losses on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity. The components of comprehensive income were as follows:

	Three Months Ended
In thousands	October 1,	October 2,
	2006	2005

Net income	$112,389	$99,181

Decrease (increase) in unrealized losses
on available-for-sale securities	3,425	(1,283)

Total comprehensive income	$115,814	$97,898

6. Product Warranty and Indemnification

The Company’s warranty policy provides for the replacement of defective parts. In certain large contracts, the Company has agreed to negotiate in good faith a product warranty in the event that an epidemic failure of its parts were to take place. To date there have been no such occurrences. Warranty expense historically has been negligible.

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

7. Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” The Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of the provisions of FIN 48 is required for the Company beginning in the first quarter of fiscal year 2008. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In June 2006, the FASB ratified the Emerging Issue Task Force (EITF) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical, Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Company currently accounts for the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period, which is five years of service, and takes the sabbatical leave. The Company is required to apply the provisions of EITF 06-2 beginning fiscal year 2008. EITF 06-2 allows for adoption through retrospective application to all prior periods or through cumulative effect adjustment to retained earnings if it is impracticable to determine the period-specific effects of the change on prior periods presented. The Company is currently evaluating the financial impact of this guidance and the method of adoption which will be applied.

8. Contingencies

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

The Company has previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) and the United States Justice Department have initiated informal inquiries into the Company’s stock option granting practices. In addition, on September 5, 2006, the Company received an Information Document Request from the Internal Revenue Service (“IRS”) concerning its stock option grants and grant practices. The Company is cooperating with the SEC, IRS and the Department of Justice. In addition, various current and former directors and officers of the Company have been named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned In re Linear Technology Corporation Stockholder Derivative Litigation (N.D. Cal.) (the "Federal Action"); and three substantially similar consolidated stockholder derivative actions filed in California state court, captioned In re Linear Technology Corporation Stockholder Derivative Litigation (Santa Clara County Superior Court) (the "State Action"). Plaintiffs in the Federal and State Actions allege that the defendant directors and officers backdated stock option grants during the period from 1997 through 2002. Both actions assert claims for breach of fiduciary duty and unjust enrichment. The Federal Action also alleges that the defendants breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, while the State Action also alleges that certain of the defendants aided and abetted one another's alleged breach of fiduciary duty, wasted corporate assets, and engaged in insider trading in connection with the purportedly backdated option grants, in violation of the California Corporations Code. Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys' fees and costs. The State Action also seeks restitution, rescission of certain defendants' option contracts, and imposition of a constructive trust over the option contracts. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is sought. The Company engaged its outside counsel to represent it in the government inquiries and pending lawsuits.

The Company has reviewed its historical option-granting practices and option grants with the assistance of outside counsel and an independent forensic accounting firm. The primary scope of the review covered the periods calendar year 1995 through 2006. Based on the findings of the review, the Company has concluded that there is no need to restate any previously filed financial statements. The review found no evidence of fraud or misconduct of any kind in the Company’s practices in granting of stock options. The Company filed its Annual Report on Form 10-K, including its audited financial statements for the year ended July 2, 2006 in a timely fashion on September 8, 2006.

On October 2, 2006, the Company filed a motion to stay the State Action in favor of the earlier-filed Federal Action, which asserts substantially similar claims. The defendant directors and officers joined in that motion. The individual defendants also demurred to the State Action, on the basis that the operative complaint failed to state a cause of action as to each of them. Those motions are scheduled to be heard on December 19, 2006. On October 4, 2006, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs did not make a pre-litigation demand on the Company’s directors and did not demonstrate that demand would have been futile. The defendant directors and officers joined in that motion, and also filed a motion to dismiss the Federal Action for failure to state a claim against each of them. Those motions are scheduled to be heard on December 15, 2006.

Tax Matters

The Internal Revenue Service (IRS) has examined the Company’s consolidated income tax returns through the fiscal year ending July 1, 2001. As a result of the most recent examination for the five fiscal years ending July 1, 2001, the IRS has proposed certain adjustments to the amounts reflected by the Company as a tax benefit for its export sales. The Company disputes the proposed adjustments and intends to pursue the matter through applicable IRS and judicial procedures as appropriate. If the IRS prevails in its position, the Company’s federal income tax due for the five fiscal years ending July 1, 2001 will increase by approximately $24 million plus interest. The Company’s income taxes payable includes an estimated amount to cover a portion of this potential liability. However, as the final outcome of the proposed adjustment is uncertain, there is a possibility that this matter will be resolved either more or less favorably and the adjustment, if any, may exceed the estimates provided for by the Company. Accordingly, the resolution of this matter may have a material adverse impact on the results of operations in the period in which the matter is ultimately resolved or in the period that the outcome becomes probable and reasonably estimable. However, the adjustment will not have a material adverse effect on the Company’s financial position or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the three month period ending October 1, 2006 as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2006.

Results of Operations

The table below summarizes the income statement items for the three months ended October 1, 2006 and October 2, 2005 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim periods ended October 1, 2006 to the corresponding period from the prior fiscal year:

	Three Months Ended
	October 1,	October 2,	Increase/
	2006	2005	(Decrease)

Revenues	100.0%	100.0%	14%
Cost of sales	22.0	21.9	15
Gross profit	78.0	78.1	14
Expenses:
Research and development	15.9	14.8	23
Selling, general and administrative	11.8	12.1	11
	27.7	26.9	17
Operating income	50.3	51.2	12
Interest income, net	5.5	4.5	38
Income before income taxes	55.8%	55.7%	14

Effective tax rates	31.0%	30.5%

Revenue for the quarter ended October 1, 2006 was $292.1 million, an increase of $36.1 million or 14% over revenue of $256.0 million for the same quarter of the previous fiscal year. The average selling price (“ASP”) for the first quarter of fiscal year 2007 was relatively flat, at $1.57 per unit as compared to $1.55 per unit for the same quarter of the previous fiscal year. Geographically, international revenues were $203.0 million or 69% of revenues, an increase of $19.5 million as compared to international revenues of $183.5 million or 72% of revenues for the same quarter of the previous fiscal year. Internationally, revenues to Rest of the World (ROW), which is primarily Asia excluding Japan, represented $110.9 million or 38% of revenues, while sales to Europe and Japan were $51.2 million or 17% of revenues and $40.9 million or 14% of revenues, respectively. Domestic revenues were $89.1 million or 31% of revenues in the first quarter of fiscal year 2007 compared to $72.5 million or 28% of revenues in the same period in fiscal year 2006.

Gross profit was $227.8 million for the first quarter of fiscal year 2007, an increase of $27.8 million or 14% over gross profit of $200.0 million for the same quarter of the previous fiscal year. Gross profit as a percentage of revenue decreased to 78.0% in the first quarter of fiscal year 2007 from 78.1% for the same period in the previous fiscal year. The decrease in gross profit as a percentage of revenues was primarily due to the $1.6 million increase in costs related to stock-based compensation as the previous quarter had $1.2 million in stock-based compensation capitalized into inventory upon the adoption of SFAS 123R in the first quarter of the previous fiscal year. Offsetting the decrease to the gross profit percentage was the favorable effect of fixed costs allocated across higher revenues as well as an increase in factory efficiencies.

Research and development (“R&D”) expenses for the quarter ended October 1, 2006 were $46.5 million, an increase of $8.7 million or 23% over R&D expenses of $37.8 million for the same period in the previous fiscal year. The increase in R&D was due to a $3.2 million increase in compensation costs related to employee headcount, annual merit and profit sharing. The increase in R&D expense was also due to higher costs related to stock-based compensation, which increased $3.0 million. In addition, the Company had a $2.5 million increase in other R&D related expenses such as legal costs, mask costs and small tool charges.

Selling, general and administrative expenses (“SG&A”) for the quarter ended October 1, 2006 were $34.4 million, an increase of $3.3 million or 11% over SG&A expenses of $31.1 million for the same period in the previous fiscal year. The increase in SG&A was due to a $1.9 million increase in compensation costs related to employee headcount, annual merit and profit sharing. In addition to compensation costs, the Company had a $1.6 million increase in legal expenses and a $0.6 million increase in other SG&A costs. Offsetting these increases was a $0.8 million decrease in stock-based compensation.

Interest income, net was $16.0 million for the first quarter of fiscal year 2007, an increase of $4.4 million from the corresponding period of fiscal year 2006. Interest income, net increased due to the increase in the average interest rate earned on the Company’s cash investment balance.

The Company’s effective tax rate for the first quarter of fiscal year 2007 was 31.0% as compared to 30.5% in the corresponding period of fiscal year 2006. The increase in the effective tax rate over the prior quarter is primarily due to changes in the R&D tax credit legislation, which expired in January 2006 and a lower export benefit, offset partially by an increase in business activity in foreign jurisdictions with lower tax rates. The Company’s effective tax rate is lower than the federal statutory rate of 35% primarily as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally its Singapore and Malaysia subsidiaries that enjoy lower tax rates from partial tax holidays. In addition, the Company receives a tax benefit from it export sales and non-taxable interest income.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below and in the Company’s Form 10-K for the fiscal year ended July 2, 2006.

As forecasted, revenues for the three-months ended October 1, 2006 were largely unchanged from the fourth quarter of fiscal year 2006. However, the overall business environment was weaker than the Company expected and consequently, its bookings decreased slightly. Consumer bookings grew over the sequential quarter, but not to the extent the Company expected, as customers remain cautious going into the holiday demand period. The December quarter that the Company is entering is difficult to forecast. Macroeconomic trends are reasonable and the Company’s positioning in customer programs is good. However, visibility is low and customers are guarded in their forecasting and inventory management. Consequently, given the usual seasonal slowdown in non-consumer businesses that takes place in December, the Company currently expects sales and profits in the December quarter to be down roughly 5% to 7% from the quarter just completed.

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

Liquidity and Capital Resources

At October 1, 2006, cash, cash equivalents and short-term investments totaled $1,813.8 million, and working capital was $1,830.0 million.

Accrued payroll and related benefits totaled $47.9 million at the end of the first quarter of fiscal year 2007, a decrease of $21.5 million from the fourth quarter of fiscal year 2006. The decrease is due to the payment of profit sharing. The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters. Income taxes payable totaled $112.1 million at the end of the first quarter of fiscal year 2007, an increase of $27.5 million over the fourth quarter of fiscal year 2006. The increase is due to the timing of payments to the taxing authorities within the fiscal year.

Deferred income on shipments to distributors decreased by $7.0 million due to distributors managing their inventories more tightly. This is partially in response to suppliers having shorter lead times, inventory reductions at distributors end customers, and movement within the industry to reduce leaded inventory while moving to lead-free integrated circuits in the near future.

During the first three months of fiscal year 2007, the Company generated $142.4 million of cash from operating activities, $8.3 million in proceeds from common stock issued under employee stock plans and $1.7 million from excess tax benefits received on the exercise of stock options.

During the first three months of fiscal year 2007, significant cash expenditures included $110.3 million for net purchases of short-term investments, $93.1 million for repurchases of common stock, payments of $46.0 million for cash dividends to stockholders, representing $0.15 per share, and purchases of $24.6 million for capital assets. In October, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share to be paid during the December quarter of fiscal year 2007. The payment of future dividends will be based on quarterly financial performance.

As of October 1, 2006, the Company had no off-balance sheet financing arrangements. The Company does not have any significant contractual obligations outside of operating leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 2, 2006. There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2006. At October 1, 2006, the Company’s cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company’s short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

The Company’s revenues outside the United States are transacted in U.S. dollars; accordingly the Company’s revenues are not impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

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

(b) Changes in internal controls over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company has previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) and the United States Justice Department have initiated informal inquiries into the Company’s stock option granting practices. In addition, on September 5, 2006, the Company received an Information Document Request from the Internal Revenue Service (“IRS”) concerning its stock option grants and grant practices. The Company is cooperating with the SEC, IRS and the Department of Justice. In addition, various current and former directors and officers of the Company have been named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned In re Linear Technology Corporation Stockholder Derivative Litigation (N.D. Cal.) (the "Federal Action"); and three substantially similar consolidated stockholder derivative actions filed in California state court, captioned In re Linear Technology Corporation Stockholder Derivative Litigation (Santa Clara County Superior Court) (the "State Action"). Plaintiffs in the Federal and State Actions allege that the defendant directors and officers backdated stock option grants during the period from 1997 through 2002. Both actions assert claims for breach of fiduciary duty and unjust enrichment. The Federal Action also alleges that the defendants breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, while the State Action also alleges that certain of the defendants aided and abetted one another's alleged breach of fiduciary duty, wasted corporate assets, and engaged in insider trading in connection with the purportedly backdated option grants, in violation of the California Corporations Code. Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys' fees and costs. The State Action also seeks restitution, rescission of certain defendants' option contracts, and imposition of a constructive trust over the option contracts. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is sought. The Company engaged its outside counsel to represent it in the government inquiries and pending lawsuits.

The Company has reviewed its historical option-granting practices and option grants with the assistance of outside counsel and an independent forensic accounting firm. The primary scope of the review covered the periods calendar year 1995 through 2006. Based on the findings of the review, the Company has concluded that there is no need to restate any previously filed financial statements. The review found no evidence of fraud or misconduct of any kind in the Company’s practices in granting of stock options. The Company filed its Annual Report on Form 10-K, including its audited financial statements for the year ended July 2, 2006 in a timely fashion on September 8, 2006.

On October 2, 2006, the Company filed a motion to stay the State Action in favor of the earlier-filed Federal Action, which asserts substantially similar claims. The defendant directors and officers joined in that motion. The individual defendants also demurred to the State Action, on the basis that the operative complaint failed to state a cause of action as to each of them. Those motions are scheduled to be heard on December 19, 2006. On October 4, 2006, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs did not make a pre-litigation demand on the Company’s directors and did not demonstrate that demand would have been futile. The defendant directors and officers joined in that motion, and also filed a motion to dismiss the Federal Action for failure to state a claim against each of them. Those motions are scheduled to be heard on December 15, 2006.

Item 1A.  Risk Factors

A description of the risk factors associated with the Company’s business is set forth below. The Company reviews and updates, as necessary, its risk factors each quarter. In addition to the risk factors discussed below, see “Factors Affecting Future Operating Results” included in “Management's Discussion and Analysis” for further discussion of other risks and uncertainties that may affect the Company.

Semiconductor Industry. The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The cyclical nature of the semiconductor industry may cause the Company to experience substantial period-to-period fluctuations in its results of operations.

Typically, the Company’s ability to meet its revenue goals and projections is dependent to a large extent on the orders it receives from its customers within the period. Historically, the Company has maintained low lead times, which have enabled customers to place orders close to their true needs for product. In defining its financial goals and projections, the Company considers inventory on hand, backlog, production cycles and expected order patterns from customers. If the Company’s estimates in these areas become inaccurate, it may not be able to meet its revenue goals and projections. In addition, some customers require the Company to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even some, of the product.

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

Manufacturing. The Company relies on its internal manufacturing facilities located in California and Washington to fabricate most of its wafers; however, the Company is dependent on outside silicon foundries for a small portion of its wafer fabrication. The Company could be adversely affected in the event of a major earthquake, which could cause temporary loss of capacity, loss of raw materials, and damage to manufacturing equipment. Additionally, the Company relies on its internal and external assembly and testing facilities located in Singapore and Malaysia. The Company is subject to economic and political risks inherent to international operations, including changes in local governmental policies, currency fluctuations, transportation delays and the imposition of export controls or increased import tariffs. The Company could be adversely affected if any such changes are applicable to the Company’s foreign operations.

The Company’s manufacturing yields are a function of product design and process technology, both of which are developed by the Company. The manufacture and design of integrated circuits is highly complex. To the extent the Company does not achieve acceptable manufacturing yields or there are delays in wafer fabrication, its results of operations could be adversely affected.

Dependence on Independent Subcontractors and Foundries. A portion of the Company’s wafers (approximately 20%) are processed by offshore independent assembly subcontractors located in Malaysia and Thailand. These subcontractors separate wafers into individual circuits and assemble them into various finished package types. Reliability problems experienced by the Company’s assemblers could cause problems in delivery and quality resulting in potential product liability to the Company. The Company could also be adversely affected by political disorders, labor disruptions, and natural disasters in these locations.

The Company is dependent on outside silicon foundries for a small portion (less than 5%) of its wafer fabrication. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company’s quality standards, the Company’s business and relationships with its customers for the limited quantities of products produced by these foundries could be adversely affected. Finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.

Worldwide Operations. During fiscal year 2006, 70% of the Company’s revenues were derived from customers in international markets. Also, the Company has test and assembly facilities outside the United States in Singapore and Malaysia. Accordingly, the Company is subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies.

Litigation. The Company is subject to various legal proceedings arising out of a wide range of matters, including, among others, patent suits, securities issues and employment claims. From time to time, as is typical in the semiconductor industry, the Company receives notice from third parties alleging that the Company’s products or processes infringe the third parties’ intellectual property rights. If the Company is unable to obtain a necessary license, and one or more of its products or processes are determined to infringe intellectual property rights of others, a court might enjoin the Company from further manufacture and/or sale of the affected products. In that case, the Company would need to re-engineer the affected products or processes in such a way as to avoid the alleged infringement, which may or may not be possible. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a portion of the Company's products, a reduction or the elimination of the value of related inventories, and/or the assessment of a substantial monetary award for damages related to past sales. The Company does not believe that its current lawsuits will have a material impact on its business or financial condition. However, current lawsuits and any future lawsuits will divert resources and could result in the payment of substantial damages. In addition, the Company may incur significant legal costs to assert its intellectual property rights when the Company believes its products or processes have been infringed by third parties.

Protecting Proprietary Technology Rights. The Company’s success depends in part to its proprietary technology. While the Company attempts to protect its proprietary technology through patents, copyrights and trade secret protection, the Company believes that its success also depends on increasing its technological expertise, continuing its development of new products and providing comprehensive support and service to its customers. However, the Company may be unable to protect its technology in all instances, or its competitors may develop similar or more competitive technology independently. The Company currently holds a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to the Company or these governments may fail to issue patents for pending applications. In addition, the rights granted or anticipated under any of these patents or pending patent applications may be narrower than the Company expects or, in fact provide no competitive advantages. The Company may incur significant legal costs to protect its intellectual property.

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

Key Personnel. The Company’s performance is substantially dependent on the performance of its executive officers and key employees. The loss of the services of key officers, technical personnel or other key employees could harm the business. The success of the Company depends on its ability to identify, hire, train, develop and retain highly qualified technical and managerial personnel. Failure to attract and retain the necessary technical and managerial personnel could harm the Company.

Customer Purchasing Patterns. The Company generates revenue from thousands of customers worldwide and believes that its revenues are diversified by end-market and geographical region. However, the loss of, or a significant reduction of purchases by a portion of the Company’s customer base could adversely affect the Company’s results of operations. The Company can lose a customer due to a change in the customer’s design or purchasing practices. In addition, the timing of customers inventory adjustments may adversely affect the Company’s results of operations.

Competition. Linear Technology competes in the high performance segment of the linear market. The Company’s competitors include among others, Analog Devices, Inc., Intersil, Maxim Integrated Products, Inc., National Semiconductor Corporation and Texas Instruments, Inc. Competition among manufacturers of linear integrated circuits is intense, and certain of the Company's competitors may have significantly greater financial, technical, manufacturing and marketing resources than the Company. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. The Company believes it competes favorably with respect to these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (July 3, 2006 - July 30, 2006)	-	-	-	25,089,691
Month #2 (July 31, 2006 - August 27, 2006)	2,792,690	$ 31.95	2,792,690	22,297,001
Month #3 (August 28, 2006 - October 1, 2006)	114,100	$ 33.71	114,100	22,182,901
Total	2,906,790	$ 32.02	2,906,790	22,182,901

(1) On July 25, 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional 20.0 million shares of its outstanding common stock in the open market over a two year time period. The 20.0 million shares authorized are included in the maximum number of shares that may yet be purchased under the plans or programs above. On July 26, 2005, the Company’s Board authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two year time period of which roughly 2.2 million are still available to purchase during fiscal year 2007.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matter to a Vote of Security Holder

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

Exhibit
Number	Description
3.1	By Laws of the Company, as amended effective November 1, 2006 (incorporated by reference from
Exhibit 3.1 to of Registrant’s Current Report on Form 8-K filed October 18, 2006)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act
Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAR TECHNOLOGY CORPORATION

DATE: November 8, 2006	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)