Form 10-Q
period 2006-12-31
LINEAR TECHNOLOGY CORP /CA/
filed 2007-02-05
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

or

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at January 26, 2007
Common Stock, $0.001 par value per share	299,299,873 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED DECEMBER 31, 2006

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three months and six months
		ended December 31, 2006 and January 1, 2006	3

		Consolidated Balance Sheets at December 31, 2006 and July 2, 2006	4

		Consolidated Statements of Cash Flows for the six months ended
		ended December 31, 2006 and January 1, 2006	5

		Notes to Consolidated Financial Statements	6-9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	10-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II:	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	15-17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 6.	Exhibits	19

Signatures:			20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
Revenues	$267,854	$265,146	$559,970	$521,159
Cost of sales (1)	59,313	58,765	123,640	114,764
Gross profit	208,541	206,381	436,330	406,395

Expenses:
Research and development (1)	44,961	38,040	91,480	75,819
Selling, general and administrative (1)	33,597	32,331	68,022	63,481
	78,558	70,371	159,502	139,300

Operating income	129,983	136,010	276,828	267,095
Interest income, net	15,867	12,572	31,904	24,194

Income before income taxes	145,850	148,582	308,732	291,289
Provision for income taxes	40,838	45,318	91,331	88,844

Net income	$105,012	$103,264	$217,401	$202,445

Basic earnings per share	$0.35	$0.34	$0.72	$0.66
Shares used in the calculation of basic
earnings per share	299,724	305,534	300,385	305,690

Diluted earnings per share	$0.34	$0.33	$0.71	$0.64
Shares used in the calculation of diluted
earnings per share	304,959	313,792	305,774	314,490

Cash dividends per share	$0.15	$0.10	$0.30	$0.20

(1) Includes stock-based compensation charges as follows:

Cost of sales	$2,840	$2,306	$5,602	$3,513
Research and development	9,281	5,530	18,183	11,453
Selling, general and administrative	5,640	5,895	11,062	12,103

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,	July 2,
	2006	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$274,135	$541,060
Short-term investments	1,509,423	1,278,527
Accounts receivable, net of allowance for doubtful accounts of $1,797 ($1,808 at July 2, 2006)	151,093	154,297
Inventories:
Raw materials	4,896	4,095
Work-in-process	29,885	25,550
Finished goods	10,584	9,386
Total inventories	45,365	39,031
Deferred tax assets	42,915	44,682
Prepaid expenses and other current assets	25,744	19,539
Total current assets	2,048,675	2,077,136
Property, plant and equipment, at cost:
Land, buildings and improvements	192,588	190,861
Manufacturing and test equipment	434,559	402,038
Office furniture and equipment	3,609	3,609
	630,756	596,508
Accumulated depreciation and amortization	(369,956)	(348,539)
Net property, plant and equipment	260,800	247,969
Other non current assets	65,891	65,790
Total assets	$2,375,366	$2,390,895

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,216	$14,574
Accrued payroll and related benefits	59,060	69,451
Deferred income on shipments to distributors	41,864	48,013
Income taxes payable	83,363	84,629
Other accrued liabilities	14,736	20,159
Total current liabilities	214,239	236,826
Deferred tax liabilities	10,100	10,035
Other long-term liabilities	36,813	39,536
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized, 299,102 shares issued and
outstanding at December 31, 2006 (303,092 shares at July 2, 2006)	299	303
Additional paid-in capital	1,107,268	1,063,143
Accumulated other comprehensive income, net of tax	(1,553)	(5,085)
Retained earnings	1,008,200	1,046,137
Total stockholders’ equity	2,114,214	2,104,498
Total liabilities and stockholders’ equity	$2,375,366	$2,390,895

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	December 31,	January 1,
	2006	2006
Cash flow from operating activities:
Net income	$217,401	$202,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,355	24,152
Tax benefit received on the exercise of stock-based awards	2,252	3,506
Stock-based compensation	34,847	27,069
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,204	(2,472)
Increase in inventories	(6,334)	(1,669)
Increase in prepaid expenses, other current assets and deferred tax assets	(6,512)	(13,368)
(Increase) decrease in long-term assets	(3,779)	4,117
Decrease in accounts payable, accrued payroll and other accrued liabilities	(17,895)	(3,816)
Decrease in deferred income on shipments to distributors	(6,149)	(403)
(Decrease) increase in income taxes payable and deferred tax liabilities	(1,201)	10,369
Cash provided by operating activities	241,189	249,930

Cash flow from investing activities:
Purchase of short-term investments	(756,755)	(713,199)
Proceeds from sales and maturities of short-term investments	531,465	647,194
Purchase of property, plant and equipment	(34,508)	(43,382)
Cash used in investing activities	(259,798)	(109,387)

Cash flow from financing activities:
Excess tax benefit received on exercise of stock-based awards	4,484	8,554
Issuance of common stock under employee stock plans	23,407	20,855
Purchase of common stock	(184,743)	(120,441)
Payment of cash dividends	(91,464)	(61,602)
Cash used in financing activities	(248,316)	(152,634)

Decrease in cash and cash equivalents	(266,925)	(12,091)

Cash and cash equivalents, beginning of period	541,060	323,181
Cash and cash equivalents, end of period	$274,135	$311,090

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six month periods ended December 31, 2006 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 2, 2006 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet at July 2, 2006 has been derived from audited financial statements as of that date. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

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

	Three Months Ended		Six Months Ended
In thousands, except per share	December 31,	January 1,	December 31,	January 1,
amounts	2006	2006	2006	2006

Numerator - Net income	$105,012	$103,264	$217,401	$202,445

Denominator for basic earnings
per shares-weighted
average shares	299,724	305,534	300,385	305,690

Effect of dilutive securities -
employee stock options and
restricted stock	5,235	8,258	5,389	8,800

Denominator for diluted earnings
per share	304,959	313,792	305,774	314,490

Basic earnings per share	$0.35	$0.34	$0.72	$0.66

Diluted earnings per share	$0.34	$0.33	$0.71	$0.64

4.	Stock-Based Compensation

Stock-Based Benefit Plans

The Company has two equity incentive plans under which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performances shares and performance units. Under the plans (the 2005 Equity Incentive Plan and the 2001 Nonstatutory Stock Option Plan), the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company. To date, the Company has only granted nonstatutory stock options, restricted stock and restricted stock units from these plans. At December 31, 2006, 15.9 million shares were available for grant under the plans. Options generally become exercisable over a five-year period (generally 10% every six months.) Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant. The Company’s restricted stock awards vest annually over a period of three (33% a year) or five years (20% a year) based upon continued employment with the Company.

In addition, the Company has an Employee Stock Purchase Plan (“ESPP”) that is currently available to employees only. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods commence on approximately May 1 and November 1 of each year. At December 31, 2006, 1.1 million shares were available for issuance under the ESPP.

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

As of December 31, 2006, there was approximately $183.8 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years. Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The table below outlines the effects of total stock-based compensation for the three and six months ended December 31, 2006 and January 1, 2006:

In thousands, except per share amounts	Three Months Ended				Six Months Ended
	December 31,		January 1,		December 31,		January 1,
	2006		2006		2006		2006

Stock-based compensation	$ 17,761	(1)	$ 13,731	(1)	$ 34,847	(1)	$ 27,069	(1)

Tax effect of stock-based compensation	(4,973)		(4,188)		(10,308)		(8,256)
Net effect on net income	$ 12,788		$ 9,543		$ 24,539		$ 18,813

Effect on earnings per share
Basic	$ 0.04		$ 0.03		$ 0.08		$ 0.06
Diluted	$ 0.04		$ 0.03		$ 0.08		$ 0.06

Shares used in basic EPS	299,724		305,534		300,385		305,690
Shares used in diluted EPS	304,959		313,792		305,774		314,490

(1) Stock-based compensation includes the effects of stock options, restricted stock, restricted stock units and the ESPP.

The Company issues new shares of common stock upon exercise of stock options. For the six months ended December 31, 2006, 0.8 million stock options were exercised for a gain (aggregate intrinsic value) of $13.2 million determined as of the date of option exercise.

Determining Fair Value

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock. The Company uses the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin 107, as the Company shortened the contractual life of employee stock options from ten years to seven years in the third quarter of fiscal year 2005. The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options is amortized to expense using the straight-line method over the vesting period.

The following assumptions were used in valuing the options for the three and six months ended December 31, 2006 and January 1, 2006:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Expected lives in years	4.9	4.9	4.9	4.9
Estimated volatility	31.1%	27.3%	30.8%	29.3%
Dividend yields	1.9%	1.0%	1.9%	1.0%
Risk-free interest rates	4.5%	4.5%	4.6%	4.0%
Weighted-average grant date fair
value of options granted	$9.45	$10.16	$8.92	$11.19

Stock Options

The following table summarizes stock option activity and related information under all stock option plans:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, July 2, 2006	35,117,532	$32.04

Granted	478,500	31.15
Forfeited and expired	(504,470)	39.48
Exercised	(1,274,208)	15.62
Outstanding options, December 31, 2006	33,817,354	$32.54
Vested and expected to vest as of December 31, 2006	33,447,885	$32.50

Options vested and exercisable at:
December 31, 2006	28,738,019	$32.06

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

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Outstanding at July 2, 2006	3,171,525	$36.96

Granted	1,672,188	31.15
Vested	(490,461)	37.02
Forfeited	(95,374)	35.54
Outstanding at December 31, 2006	4,257,878	$34.90

5. Comprehensive Income

Accumulated other comprehensive income consists of unrealized losses on available-for-sale securities. The Company, in practice, primarily holds its cash and short-term investments until maturity. The components of comprehensive income were as follows:
	Three Months Ended		Six Months Ended
In thousands	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006

Net income	$105,012	$103,264	$217,401	$202,445

Decrease (increase) in unrealized losses
on available-for-sale securities	107	(716)	3,532	(1,999)

Total comprehensive income	$105,119	$102,548	$220,933	$200,446

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

8. Contingencies

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business on a wide range of matters, including, among others, patent suits and employment claims. The Company does not believe that any of the current suits will have a material impact on its business or financial condition. However, current lawsuits and any future lawsuits will divert resources and could result in the payment of substantial damages.

The Company has previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) and the United States Justice Department have initiated informal inquiries into the Company’s stock option granting practices. The Company has also disclosed that on September 5, 2006, it received an Information Document Request from the Internal Revenue Service (“IRS”) concerning its stock option grants and grant practices. The Company is cooperating with the SEC, IRS and the Department of Justice. In addition, certain current and former directors and officers of the Company have been named as defendants in two shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”); and in three substantially similar consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “State Action”). The Company has engaged its outside counsel to represent it in the government inquiries and pending lawsuits.

Plaintiffs in the Federal and State Actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and that certain defendants were unjustly enriched. Plaintiffs in the Federal Action also assert derivative claims against the individual defendants based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder. In the State Action, plaintiffs also allege that the defendants aided and abetted one another’s alleged breaches of duty, that the director defendants wasted corporate assets, and that the officer defendants engaged in insider trading in connection with the purportedly backdated option grants, in violation of the California Corporations Code. Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The State Action also seeks restitution, rescission of certain defendants’ option contracts, and imposition of a constructive trust over executory option contracts. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is sought.

On October 4, 2006, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on the Company’s Board of Directors and had not demonstrated that such a demand would have been futile.The defendant directors and officers joined in that motion, and  filed a motion to dismiss the Federal Action for failure to state a claim against each of them. On December 7, 2006, the District Court granted the Company’s motion; the Court did not address the individual defendants’ motion. Pursuant to the Court’s Order, plaintiffs filed an amended complaint on January 5, 2007. The amended complaint asserts derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder. The federal plaintiffs have advised the defendants that they intend to stay the federal action in favor of permitting the state action to proceed.

On October 2, 2006, the Company filed a motion to stay the State Action in favor of the earlier-filed Federal Action. The defendant directors and officers joined in that motion. The individual defendants also demurred to the State Action, on the basis that the operative complaint failed to state a cause of action as to each of them. Following the federal plaintiffs’ decision to stay the federal action, the parties in the State Action filed a stipulation withdrawing the Company’s Motion to Stay Proceedings as moot, setting out a schedule for the filing of a demurrer by the Company, continuing the hearing of the Individual Defendants’ demurrer, and setting April 3, 2007 as the date for the hearing of both demurrers. On January 22, 2007, the State Court issued an Order approving the Company’s withdrawal of the Motion to Stay Proceedings, approving a briefing schedule for the Company’s demurrer, and setting an April 3, 2007 hearing date for the demurrers.

The Company has reviewed its historical option-granting practices and option grants with the assistance of outside counsel and an independent forensic accounting firm. The primary scope of the review covered the periods from calendar year 1995 through 2006. Based on the findings of the review, the Company has concluded that there is no need to restate any previously filed financial statements. The review found no evidence of fraud or misconduct of any kind in the Company’s practices in granting of stock options. The Company filed its Annual Report on Form 10-K, including its audited financial statements for the year ended July 2, 2006 in a timely fashion on September 8, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the quarter ended December 31, 2006 as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2006.

Results of Operations

The table below summarizes the income statement items for the three and six months ended December 31, 2006 and January 1, 2006 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim periods ended December 31, 2006 to the corresponding period from the prior fiscal year:

	Three Months Ended			Six Months Ended
	December 31,	January 1,	Increase/	December 31,	January 1,	Increase/
	2006	2006	(Decrease)	2006	2006	(Decrease)

Revenues	100.0%	100.0%	1%	100.0%	100.0%	7%
Cost of sales	22.1	22.2	1	22.1	22.0	8
Gross profit	77.9	77.8	1	77.9	78.0	7
Expenses:
Research and development	16.8	14.3	18	16.3	14.5	21
Selling, general and
administrative	12.5	12.2	4	12.1	12.2	7
	29.3	26.5	12	28.5	26.7	15
Operating income	48.5	51.3	(4)	49.4	51.3	4
Interest income, net	5.9	4.7	26	5.7	4.6	32
Income before income taxes	54.5%	56.0%	(2)	55.1%	55.9%	6

Effective tax rates	28.0%	30.5%		29.6%	30.5%

Revenue for the quarter ended December 31, 2006 was $267.9 million, an increase of $2.8 million or 1% over revenue of $265.1 million for the same quarter of the previous fiscal year. The average selling price (“ASP”) for the second quarter of fiscal year 2007 was relatively flat, at $1.59 per unit as compared to $1.63 per unit for the same quarter of the previous fiscal year. Geographically, international revenues were $186.6 million or 70% of revenues, a decrease of $1.7 million as compared to international revenues of $188.3 million or 71% of revenues for the same quarter of the previous fiscal year. Internationally, revenues to Rest of the World (ROW), which is primarily Asia excluding Japan, represented $100.2 million or 38% of revenues, while sales to Europe and Japan were $46.3 million or 17% of revenues and $40.1 million or 15% of revenues, respectively. Domestic revenues were $81.3 million or 30% of revenues in the second quarter of fiscal year 2007 compared to $76.8 million or 29% of revenues in the same period in fiscal year 2006.

Revenue for the six months ended December 31, 2006 were $560 million, an increase of $38.8 million or 7% over revenue of $521.2 million for the same period of the previous fiscal year. The ASP for the first six-month period of fiscal year 2007 was relatively flat at $1.58 per unit as compared to $1.59 per unit in the same period of fiscal year 2006. Geographically, international revenues were $389.5 million or 70% of revenues, an increase of $17.7 million as compared to international revenues of $371.8 million or 71% of revenues for the same quarter of the previous fiscal year. Internationally, revenues to ROW, represented $211.0 million or 38% of revenues, while sales to Europe and Japan were $97.5 million or 17% of revenues and $81.0 million or 15% of revenues, respectively. Domestic revenues were $170.5 million or 30% of revenues in the first six-month period of fiscal year 2007 compared to $149.4 million or 29% of revenues in the same period in fiscal year 2006.

Gross profit was $208.5 million and $436.3 million for the second quarter and the first six month period of fiscal year 2007, an increase of $2.2 million and $29.9 million, respectively, from the corresponding periods in fiscal year of 2006. Gross profit as a percentage of revenues was 77.9% in the second quarter and first six-month period of fiscal year 2007. Gross profit as a percentage of revenues decreased in the first six-month period of fiscal year 2007 due to increases in costs related to stock-based compensation. Offsetting the increase was the favorable effect of fixed costs allocated across higher revenues and lower profit sharing.

Research and development (“R&D”) expenses for the quarter ended December 31, 2006 were $45.0 million, an increase of $7.0 million or 18% over R&D expenses of $38.0 million for the same period in the previous fiscal year. The increase in R&D was due to a $2.5 million increase in compensation costs related to employee headcount and annual merit. The increase in R&D expense was also due to higher costs related to stock-based compensation, which increased $3.8 million. In addition, the Company had a $2.7 million increase in other R&D related expenses such as legal costs and mask costs. Offsetting these increases was a decrease in profit sharing of $2.0 million.

R&D expenses for the six months ended December 31, 2006 were $91.5 million, an increase of $15.7 million or 21% over R&D expenses of $75.8 million for the same period in the previous fiscal year. The increase in R&D was due to a $5.6 million increase in compensation costs related to employee headcount and annual merit. The increase in R&D expense was also due to higher costs related to stock-based compensation, which increased $6.7 million. In addition, the Company had a $5.3 million increase in other R&D related expenses such as legal costs, mask costs and small tool charges. Offsetting these increases was a decrease in profit sharing of $1.9 million.

Selling, general and administrative expenses (“SG&A”) for the quarter ended December 31, 2006 were $33.6 million, an increase of $1.3 million or 4% over SG&A expenses of $32.3 million for the same period in the previous fiscal year. The increase in SG&A was due to a $1.7 million increase in compensation costs related to employee headcount and annual merit. The increase in SG&A expense was also due to a $1.3 million increase in legal expenses. Offsetting these increases was a $1.4 million decrease in profit sharing and a $0.3 million decrease in stock-based compensation.

SG&A for the six months ended December 31, 2006 were $68.0 million, an increase of $4.5 million or 7% over SG&A expenses of $63.5 million for the same period in the previous fiscal year. The increase in SG&A was due to a $3.5 million increase in compensation costs related to employee headcount and annual merit. In addition to compensation costs, the Company had a $2.9 million increase in legal expenses and a $0.5 million increase in other SG&A costs. Offsetting these increases was a $1.4 million decrease in profit sharing and a $1.0 million decrease in stock-based compensation.

Interest income, net was $15.9 million and $31.9 million for the second quarter and the first six month period of fiscal year 2007, an increase of $3.3 million and $7.7 million, respectively, from the corresponding period of fiscal year 2006. Interest income, net increased due to the increase in the average interest rate earned on the Company’s cash investment balance, partially offset by a decrease in the Company’s average cash investment balance.

The Company’s effective tax rate for the second quarter and the first six month period of fiscal year 2007 was 28.0% and 29.6%, respectively, as compared to 30.5% in the corresponding periods of fiscal year 2006. The decrease in the effective tax rate from the prior periods is primarily due to changes in the R&D tax credit legislation, which was reinstated in the second quarter of fiscal year 2007. The decrease in the Company’s second quarter tax rate was partially offset by an increase in the Company’s tax reserves in the quarter. As a result of the reinstatement of the R&D credit, the Company expects that its tax rate will be approximately 29% for the remainder of fiscal year 2007. The Company’s effective tax rate is lower than the federal statutory rate of 35% primarily as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally its Singapore and Malaysia subsidiaries that enjoy lower tax rates from partial tax holidays. In addition, the Company receives a tax benefit from certain R&D spending, export sales and non-taxable interest income.

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

The Company’s results for the second quarter of fiscal year 2007 were slightly lower than the Company’s expectations. The Company saw an overall reduction in its inventories at end customers, which coupled with some general market weakness, resulted in a decrease in bookings, sales and profits for the December quarter from the September quarter. The upcoming March quarter is a challenge to accurately forecast. Visibility continues to be low and customers remain guarded in their forecasting and inventory management. The March quarter has historically been strong for Linear due to seasonal strength in industrial markets. However, with inventory reductions expected to continue and low market visibility, this year the Company anticipates a decrease in revenues and profits. It is likely that improvements in Europe and the USA may be offset by slowness in Asia, particularly in consumer related markets. Consequently, the Company expects revenue to be down 4% to 7% from the second quarter of fiscal year 2007 with profits slightly more impacted primarily due to an increase in the tax rate.

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

Liquidity and Capital Resources

At December 31, 2006, cash, cash equivalents and short-term investments totaled $1,783.6 million, and working capital was $1,834.4 million.

The Company’s inventory balance increased $6.3 million due to an increase in the Company’s work in process inventory, primarily in unpackaged die or “die bank.” Die bank is the appropriate location to build inventory because it enables the Company to be more responsive to customers in this period of low visibility. Prepaid expenses and other current assets increased $6.2 million over the fourth quarter of fiscal year 2006, primarily due to the increase in the Company’s interest income receivable balance and insurance premium renewals.

Accrued payroll and related benefits totaled $59.1 million at the end of the second quarter of fiscal year 2007, a decrease of $10.4 million from the fourth quarter of fiscal year 2006. The decrease is due to the Company lowering its profit sharing accrual in the first and second quarters of fiscal year 2007 from the third and fourth quarters of fiscal year 2006. The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters. Deferred income on shipments to distributors decreased by $6.1 million due to distributors managing their inventories more tightly. This is partially in response to suppliers having shorter lead times, inventory reductions at distributors end customers, and movement within the industry to reduce leaded inventory while moving to lead-free integrated circuits in the near future.

During the first six months of fiscal year 2007, the Company generated $241.2 million of cash from operating activities, $23.4 million in proceeds from common stock issued under employee stock plans and $4.5 million from excess tax benefits received on the exercise of stock options.

During the first six months of fiscal year 2007, significant cash expenditures included $225.3 million for net purchases of short-term investments, $184.7 million for repurchases of common stock, payments of $91.5 million for cash dividends to stockholders, representing $0.30 per share, and purchases of $34.5 million for capital assets. In January 2007, the Company’s Board of Directors declared a 20% increase to the Company’s quarterly cash dividend from $0.15 to $0.18 per share to be paid during the March quarter of fiscal year 2007. The payment of future dividends will be based on quarterly financial performance.

As of December 31, 2006, the Company had no off-balance sheet financing arrangements. The Company does not have any significant contractual obligations outside of operating leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 2, 2006. There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2006. At December 31, 2006, the Company’s cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company’s short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

(b) Changes in internal controls over financial reporting

There was no change in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business on a wide range of matters, including, among others, patent suits and employment claims. The Company does not believe that any of the current suits will have a material impact on its business or financial condition. However, current lawsuits and any future lawsuits will divert resources and could result in the payment of substantial damages.

The Company has previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) and the United States Justice Department have initiated informal inquiries into the Company’s stock option granting practices. The Company has also disclosed that on September 5, 2006, it received an Information Document Request from the Internal Revenue Service (“IRS”) concerning its stock option grants and grant practices. The Company is cooperating with the SEC, IRS and the Department of Justice. In addition, certain current and former directors and officers of the Company have been named as defendants in two shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”); and in three substantially similar consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “State Action”). The Company has engaged its outside counsel to represent it in the government inquiries and pending lawsuits.

Plaintiffs in the Federal and State Actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and that certain defendants were unjustly enriched. Plaintiffs in the Federal Action also assert derivative claims against the individual defendants based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder. In the State Action, plaintiffs also allege that the defendants aided and abetted one another’s alleged breaches of duty, that the director defendants wasted corporate assets, and that the officer defendants engaged in insider trading in connection with the purportedly backdated option grants, in violation of the California Corporations Code. Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The State Action also seeks restitution, rescission of certain defendants’ option contracts, and imposition of a constructive trust over executory option contracts. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is sought.

On October 4, 2006, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on the Company’s Board of Directors and had not demonstrated that such a demand would have been futile.The defendant directors and officers joined in that motion, and  filed a motion to dismiss the Federal Action for failure to state a claim against each of them. On December 7, 2006, the District Court granted the Company’s motion; the Court did not address the individual defendants’ motion. Pursuant to the Court’s Order, plaintiffs filed an amended complaint on January 5, 2007. The amended complaint asserts derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder. The federal plaintiffs have advised the defendants that they intend to stay the federal action in favor of permitting the state action to proceed.

On October 2, 2006, the Company filed a motion to stay the State Action in favor of the earlier-filed Federal Action. The defendant directors and officers joined in that motion. The individual defendants also demurred to the State Action, on the basis that the operative complaint failed to state a cause of action as to each of them. Following the federal plaintiffs’ decision to stay the federal action, the parties in the State Action filed a stipulation withdrawing the Company’s Motion to Stay Proceedings as moot, setting out a schedule for the filing of a demurrer by the Company, continuing the hearing of the Individual Defendants’ demurrer, and setting April 3, 2007 as the date for the hearing of both demurrers. On January 22, 2007, the State Court issued an Order approving the Company’s withdrawal of the Motion to Stay Proceedings, approving a briefing schedule for the Company’s demurrer, and setting an April 3, 2007 hearing date for the demurrers.

The Company has reviewed its historical option-granting practices and option grants with the assistance of outside counsel and an independent forensic accounting firm. The primary scope of the review covered the periods from calendar year 1995 through 2006. Based on the findings of the review, the Company has concluded that there is no need to restate any previously filed financial statements. The review found no evidence of fraud or misconduct of any kind in the Company’s practices in granting of stock options. The Company filed its Annual Report on Form 10-K, including its audited financial statements for the year ended July 2, 2006 in a timely fashion on September 8, 2006

Item 1A.  Risk Factors

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

The Company is dependent on outside silicon foundries for a small portion (less than 10%) of its wafer fabrication. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to the Company’s quality standards, the Company’s business and relationships with its customers for the limited quantities of products produced by these foundries could be adversely affected. Finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.

Worldwide Operations. During the first six month period of fiscal year 2007, 70% of the Company’s revenues were derived from customers in international markets. Also, the Company has test and assembly facilities outside the United States in Singapore and Malaysia. Accordingly, the Company is subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies.

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

Lead-Free Parts. Customers are requiring that the Company offer its products in lead-free packages. Governmental regulations in certain countries and customers intention to produce products that are less harmful to the environment has resulted in a requirement from many of the Company's customers to purchase integrated circuits that do not contain lead. The Company has responded by offering its products in lead-free versions. While the lead-free versions of the Company's products are expected to be more friendly to the environment, the ultimate impact is uncertain. The transition to lead-free products may produce sudden changes in demand depending on the packaging method used, which may result in excess inventory of products packaged using traditional methods. This may have an adverse effect on the Company's results of operations. In addition, the quality, cost and manufacturing yields of the lead free products may be less favorable compared to the products packaged using more traditional materials which may result in higher costs to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (October 2, 2006 - October 29, 2006)	2,264,498	$ 30.79	2,264,498	19,918,403
Month #2 (October 30, 2006 - November 26, 2006)	708,630	$ 30.96	708,630	19,209,773
Month #3 (November 27, 2006 - December 31, 2006)	-	$ -	-	19,209,773
Total	2,973,128	$ 30.83	2,973,128	19,209,773

(1) On July 25, 2006, the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matter to a Vote of Security Holder

At the Annual Meeting of Stockholders of the Company, held on November 1, 2006, in Milpitas, California, the stockholders elected members of the Company’s Board of Directors and ratified the Company’s proposal to appoint Ernst & Young LLP as the independent registered public accounting firm.

The vote for nominated directors was as follows:

NOMINEE	FOR	WITHHELD
Robert H. Swanson, Jr.	263,217,435	16,758,333
Lothar Maier	259,204,901	20,770,867
David S. Lee	226,540,302	53,435,465
Richard M. Moley	272,316,531	7,659,236
Thomas S. Volpe	267,866,371	12,109,397

The vote to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for fiscal year 2007 was as follows:

FOR	AGAINST	ABSTAIN
274,621,571	3,597,110	1,757,086

Item 5. Other Information

N/A

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

LINEAR TECHNOLOGY CORPORATION

DATE: February 5, 2007	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)