Form 10-Q
period 2007-04-01
LINEAR TECHNOLOGY CORP /CA/
filed 2007-05-08
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007

or

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 27, 2007
Common Stock, $0.001 par value per share	253,828,960 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED April 1, 2007

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three months and nine months
		ended April 1, 2007 and April 2, 2006	3

		Consolidated Balance Sheets at April 1, 2007 and July 2, 2006	4

		Consolidated Statements of Cash Flows for the nine months ended
		ended April 1, 2007 and April 2, 2006	5

		Notes to Consolidated Financial Statements	6-9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	10-13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

	Item 4.	Controls and Procedures	13

Part II:	Other Information

	Item 1.	Legal Proceedings	14

	Item 1A.	Risk Factors	15-21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 6.	Exhibits	22

Signatures:			23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006
Revenues	$254,992	$278,888	$814,962	$800,047
Cost of sales (1)	56,535	60,021	180,175	174,785
Gross profit	198,457	218,867	634,787	625,262

Expenses:
Research and development (1)	45,364	40,982	136,844	116,801
Selling, general and administrative (1)	32,807	32,252	100,829	95,733
	78,171	73,234	237,673	212,534

Operating income	120,286	145,633	397,114	412,728
Interest income, net	16,589	13,439	48,493	37,633

Income before income taxes	136,875	159,072	445,607	450,361
Provision for income taxes	38,325	48,517	129,656	137,361

Net income	$98,550	$110,555	$315,951	$313,000

Basic earnings per share	$0.33	$0.36	$1.05	$1.02
Shares used in the calculation of basic
earnings per share	299,455	306,136	300,212	305,873

Diluted earnings per share	$0.32	$0.35	$1.03	$1.00
Shares used in the calculation of diluted
earnings per share	304,640	314,046	305,677	314,326

Cash dividends per share	$0.18	$0.15	$0.48	$0.35

(1) Includes stock-based compensation charges as follows:

Cost of sales	$2,933	$2,323	$8,535	$5,836
Research and development	9,563	5,878	27,746	17,331
Selling, general and administrative	5,839	5,017	16,901	17,120

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	April 1,	July 2,
	2007	2006
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$320,273	$541,060
Short-term investments	1,488,135	1,278,527
Accounts receivable, net of allowance for
doubtful accounts of $1,779 ($1,808 at July 2, 2006)	142,245	154,297
Inventories:
Raw materials	4,763	4,095
Work-in-process	34,217	25,550
Finished goods	11,763	9,386
Total inventories	50,743	39,031
Deferred tax assets	44,800	44,682
Prepaid expenses and other current assets	23,143	19,539
Total current assets	2,069,339	2,077,136
Property, plant and equipment, at cost:
Land, buildings and improvements	195,049	190,861
Manufacturing and test equipment	446,321	402,038
Office furniture and equipment	3,927	3,609
	645,297	596,508
Accumulated depreciation and amortization	(381,000)	(348,539)
Net property, plant and equipment	264,297	247,969
Other non current assets	65,765	65,790
Total assets	$2,399,401	$2,390,895

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,082	$14,574
Accrued payroll and related benefits	40,708	69,451
Deferred income on shipments to distributors	42,302	48,013
Income taxes payable	64,906	84,629
Other accrued liabilities	15,860	20,159
Total current liabilities	175,858	236,826
Deferred tax liabilities	11,140	10,035
Other long-term liabilities	35,431	39,536
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized,
299,569 shares issued and outstanding at April 1, 2007
(303,092 shares at July 2, 2006)	299	303
Additional paid-in capital	1,147,579	1,063,143
Accumulated other comprehensive income, net of tax	(676)	(5,085)
Retained earnings	1,029,770	1,046,137
Total stockholders’ equity	2,176,972	2,104,498
Total liabilities and stockholders’ equity	$2,399,401	$2,390,895

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	April 1,	April 2,
	2007	2006
Cash flow from operating activities:
Net income	$315,951	$313,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	38,279	36,699
Tax benefit received on the exercise of
stock-based awards	4,595	6,706
Stock-based compensation	53,182	40,287
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	12,052	(22,733)
Increase in inventories	(11,712)	(2,558)
Increase in prepaid expenses, other
current assets and deferred tax assets	(6,312)	(15,661)
(Increase) decrease in long-term assets	(5,492)	4,117
Decrease in accounts payable,
accrued payroll and other accrued liabilities	(39,639)	(21,160)
(Decrease) increase in deferred income on
shipments to distributors	(5,711)	4,056
(Decrease) increase in income taxes payable
and deferred tax liabilities	(18,618)	19,432
Cash provided by operating activities	336,575	362,185

Cash flow from investing activities:
Purchase of short-term investments	(1,078,932)	(1,060,633)
Proceeds from sales and maturities of
short-term investments	876,323	1,002,385
Purchase of property, plant and equipment	(49,090)	(53,276)
Cash used in investing activities	(251,699)	(111,524)

Cash flow from financing activities:
Excess tax benefit received on exercise of
stock-based awards	7,721	19,665
Issuance of common stock under employee
stock plans	42,641	48,186
Purchase of common stock	(209,963)	(140,646)
Payment of cash dividends	(146,062)	(107,687)
Cash used in financing activities	(305,663)	(180,482)

(Decrease) increase in cash and cash equivalents	(220,787)	70,179

Cash and cash equivalents, beginning of period	541,060	323,181
Cash and cash equivalents, end of period	$320,273	$393,360

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
Interim financial statements and information are unaudited; however, in the opinion of management all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and nine month periods ended April 1, 2007 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 2, 2006 included in the Company’s Annual Report on Form 10-K. The accompanying balance sheet at July 2, 2006 has been derived from audited financial statements as of that date. Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

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

	Three Months Ended		Nine Months Ended
In thousands, except per share	April 1,	April 2,	April 1,	April 2,
amounts	2007	2006	2007	2006

Numerator - Net income	$98,550	$110,555	$315,951	$313,000

Denominator for basic earnings
per shares-weighted
average shares	299,455	306,136	300,212	305,873

Effect of dilutive securities -
employee stock options and
restricted stock	5,185	7,910	5,465	8,453

Denominator for diluted earnings
per share	304,640	314,046	305,677	314,326

Basic earnings per share	$0.33	$0.36	$1.05	$1.02

Diluted earnings per share	$0.32	$0.35	$1.03	$1.00

4.	Stock-Based Compensation

Stock-Based Benefit Plans

The Company has two equity incentive plans under which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performances shares and performance units. Under the plans (the 2005 Equity Incentive Plan and the 2001 Nonstatutory Stock Option Plan), the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company. To date, the Company has only granted nonstatutory stock options, restricted stock and restricted stock units from these plans. At April 1, 2007, 16.0 million shares were available for grant under the plans. Options generally become exercisable over a five-year period (generally 10% every six months). Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant. The Company’s restricted stock awards vest annually over a period of three (33% a year) or five years (20% a year) based upon continued employment with the Company.

In addition, the Company has an Employee Stock Purchase Plan (“ESPP”) that is currently available to employees only. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period. The offering periods commence on approximately May 1 and November 1 of each year. At April 1, 2007, 1.1 million shares were available for issuance under the ESPP.

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

As of April 1, 2007, there was approximately $169.8 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years. Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The table below outlines the effects of total stock-based compensation for the three and nine months ended April 1, 2007 and April 2, 2006:

In thousands, except per share amounts	Three Months Ended				Nine Months Ended
	April 1,		April 2,		April 1,		April 2,
	2007		2006		2007		2006

Stock-based compensation	$ 18,335	(1)	$ 13,218	(1)	$ 53,182	(1)	$ 40,287	(1)

Tax effect of stock-based compensation	(5,134)		(4,031)		(15,474)		(12,287)
Net effect on net income	$ 13,201		$ 9,187		$ 37,708		$ 28,000

Effect on earnings per share
Basic	$ 0.04		$ 0.03		$ 0.13		$ 0.09
Diluted	$ 0.04		$ 0.03		$ 0.12		$ 0.09

Shares used in basic EPS	299,455		306,136		300,212		305,873
Shares used in diluted EPS	304,640		314,046		305,677		314,326

(1) Stock-based compensation includes the effects of stock options, restricted stock, restricted stock units and the ESPP.

The Company issues new shares of common stock upon exercise of stock options. For the three and nine months ended April 1, 2007, 1.2 million and 2.5 million stock options, respectively, were exercised for a gain (aggregate intrinsic value) of $18.6 million and $40.2 million, respectively, determined as of the date of option exercise.

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

There were no options granted for the three months ended April 1, 2007. The following assumptions were used in valuing the options for the nine months ended April 1, 2007 and April 2, 2006:

	Nine Months Ended
	April 1,	April 2,
	2007	2006

Expected lives in years	4.9	4.9
Estimated volatility	30.8%	29.0%
Dividend yields	1.9%	1.1%
Risk-free interest rates	4.6%	4.1%
Weighted-average grant date fair
value of options granted	$8.92	$11.03

Stock Options

The following table summarizes stock option activity and related information under all stock option plans:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, July 2, 2006	35,117,532	$32.04

Granted	478,500	31.15
Forfeited and expired	(804,470)	39.08
Exercised	(2,458,631)	16.38
Outstanding options, April 1, 2007	32,332,931	$33.05
Vested and expected to vest as of April 1, 2007	31,712,961	$32.99

Options vested and exercisable at:
April 1, 2007	27,963,521	$32.65

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

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Outstanding at July 2, 2006	3,171,525	$36.96

Granted	1,913,281	31.22
Vested	(538,820)	37.12
Forfeited	(151,027)	35.90
Outstanding at April 1, 2007	4,394,959	$34.68

5. Comprehensive Income

Accumulated other comprehensive income consists of unrealized losses on available-for-sale securities. The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
In thousands	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006

Net income	$98,550	$110,555	$315,951	$313,000

Decrease (increase) in unrealized losses
on available-for-sale securities	877	(280)	4,409	(2,279)

Total comprehensive income	$99,427	$110,275	$320,360	$310,721

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

In June 2006, the FASB ratified the Emerging Issue Task Force (EITF) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical, Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (EITF 06-2). EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Company currently accounts for the cost of compensated absences for sabbatical programs when the eligible employee completes the requisite service period, which is five years of service, and takes the sabbatical leave. The Company is required to apply the provisions of EITF 06-2 beginning fiscal year 2008. EITF 06-2 allows for adoption through retrospective application to all prior periods or through cumulative effect adjustment to retained earnings if it is impracticable to determine the period-specific effects of the change on prior periods presented. The Company has evaluated the impact of the adoption of EITF 06-2 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

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

The Company has previously disclosed that the Securities and Exchange Commission (“SEC”) and the United States Justice Department have initiated informal inquiries into the Company’s stock option granting practices. The Company has also disclosed that on September 5, 2006, it received an Information Document Request from the Internal Revenue Service (“IRS”) concerning its stock option grants and grant practices. The Company is cooperating with the SEC, IRS and the Department of Justice.  In addition, certain current and former directors and officers of the Company have been named as defendants in two shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”), and in three substantially similar consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “State Action”). More recently, certain current and former directors, officers and executives of the Company have been named as defendants in a shareholder derivative complaint filed in Delaware Chancery Court. The Company has been named in each of these Actions as a nominal defendant against which no recovery is sought. The Company has engaged its outside counsel to represent it in the government inquiries and pending lawsuits.

Plaintiffs in the Federal and State Actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and that certain defendants were unjustly enriched. Plaintiffs in the Federal Action also asserted derivative claims against the individual defendants based on alleged violations of  Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder.  In the State Action, plaintiffs also allege that the defendants aided and abetted one another’s alleged breaches of duty, that the director defendants wasted corporate assets, and that the officer defendants engaged in insider trading in connection with the purportedly backdated option grants, in violation of the California Corporations Code. Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The State Action also seeks restitution, rescission of certain defendants’ option contracts, and imposition of a constructive trust over executory option contracts. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is sought.

On October 4, 2006, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on the Company’s Board of Directors and had not demonstrated that such a demand would have been futile. The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  On December 7, 2006, the District Court granted the Company’s motion; the Court did not address the individual defendants’ motion.  Pursuant to the Court’s Order, plaintiffs filed an amended complaint on January 5, 2007.  The amended complaint asserted derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  The parties agreed to stay the Federal Action in favor of permitting the State Action to proceed, and the District Court entered an order staying the Federal Action on February 14, 2007.

On October 2, 2006, the Company filed a motion to stay the State Action in favor of the earlier-filed Federal Action. The defendant directors and officers joined in that motion. The individual defendants also demurred to the State Action, on the basis that the operative complaint failed to state a cause of action as to each of them. Following the stay of the Federal Action, the parties in the State Action filed a stipulation withdrawing the Company’s Motion to Stay Proceedings as moot, setting out a schedule for the filing of a demurrer by the Company, continuing the hearing of the Individual Defendants’ demurrer, and setting April 3, 2007 as the date for the hearing of both demurrers.  On January 22, 2007, the State Court issued an order approving the Company’s withdrawal of the Motion to Stay Proceedings. The parties are in the process of briefing the Company’s demurrer. A hearing on the demurrers is now scheduled for June 5, 2007.

On March 23, 2007, various current and former directors and officers of the Company were named as defendants in a stockholder derivative action filed in the Court of Chancery of the State of Delaware, captioned Weiss v. Swanson, et al. (the “Delaware Action”).  Plaintiff in the Delaware Action alleges that the defendant directors and officers made “spring-loaded” and “bullet-dodged” stock option grants to certain of the Company’s officers and directors during the period from 1996 through 2005.  Plaintiff asserts claims for breach of fiduciary duty against all of the defendants and claims for unjust enrichment against those defendants who received challenged grants.  Plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The Company is also named as a nominal defendant in the Delaware Action, thus no recovery against the Company is sought.

The Company has reviewed its historical option-granting practices and option grants with the assistance of outside counsel and an independent forensic accounting firm. The primary scope of the review covered the periods from calendar year 1995 through 2006. Based on the findings of the review, the Company concluded that there was no need to restate any previously filed financial statements. The review found no evidence of fraud or misconduct of any kind in the Company’s practices in granting stock options. The Company filed its Annual Report on Form 10-K, including its audited financial statements for the year ended July 2, 2006, in a timely fashion on September 8, 2006.

9. Subsequent Events

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes and, together with the 2027A notes, the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The Company used the entire net proceeds of the offering to fund a portion of its repurchase of approximately $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser simultaneously with the offering of the Notes.

Upon conversion, if the conversion value of the Notes is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at the Company’s election. The initial effective conversion rate of the 2027A notes is 20 shares of common stock per $1,000 principal amount of the 2027A notes (which is equivalent to an initial effective conversion price of approximately $50.00 per share), subject to adjustment upon the occurrence of certain events,as decribed in the Indenture filed at Exhibit 4.1. The initial effective conversion rate of the 2027B notes is 19.8138 shares of common stock per $1,000 principal amount of the 2027B notes (which is equivalent to an initial effective conversion price of approximately $50.47 per share), subject to adjustment upon the occurrence of certain events, as described in the Indenture filed at Exhibit 4.2.  These represent premiums of approximately 38.7% and 40%, respectively, relative to the closing bid price of the Company’s common stock on April 18, 2007. The Notes will bear contingent interest equal to 0.25% commencing May 1, 2014 for the 2027A notes and November 1, 2010 for the 2027B notes under certain circumstances. The Company may redeem the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates and upon a fundamental change. The Company may redeem the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates and upon a fundamental change.

During the fourth quarter of fiscal year 2007, the Company entered into two confirmations (the “confirmations”) with an affiliate of the initial purchaser (the “repurchase counter-party”) relating to an accelerated share repurchase program (the “ASR”). Under the confirmations, the Company will purchase $3.0 billion of shares of the Company’s common stock from the repurchase counterparty, with the exact number of shares of the Company’s common stock with respect to the first $1.5 billion to be determined based on the daily volume weighted average price of the Company’s common stock over an approximately three-month period commenced shortly after the closing of the above offering of the Notes, and with the exact number for the remaining $1.5 billion to be determined based on the daily volume weighted average price of the Company’s common stock (subject to a per share floor price and cap price resulting in a purchase by the Company under that part of the ASR of no fewer than approximately 38.9 million shares of common stock and not more than approximately 42.5 million shares of common stock) over the subsequent approximately six-month period.

Pursuant to the terms of the ASR, the repurchase counterparty delivered to the Company approximately 47.2 million shares of the Company’s common stock purchased on or about April 24, 2007. In addition, on or about each of May 30, 2007 and June 30, 2007, pursuant to the terms of the ASR, the repurchase counterparty will deliver to the Company approximately 12.5 million additional shares of the Company’s common stock. On each of these dates, the repurchased shares will be retired, and the Company’s outstanding shares used to calculate earnings per share will be immediately reduced by the number of shares repurchased, weighted by the number of days the shares were outstanding during the period. At the conclusion of the approximately three-month period expected to commence shortly after closing of the Company’s $1.7 billion offering of the Notes, as a purchase price adjustment of the prepayment with respect to the first portion of the ASR, the Company may deliver to the repurchase counterparty, or the repurchase counterparty may deliver to the Company, shares of its common stock. The number of shares of the Company’s common stock to be delivered in connection with such purchase price adjustment, and the party to whom such shares are delivered, will be determined based upon the volume weighted average price of the Company’s common stock over such three-month period. Thereafter, at the conclusion of the subsequent approximately six-month period, the repurchase counterparty will deliver to the Company the excess, if any, of the final number of shares to be repurchased under the second portion of the ASR over the aggregate number of shares of common stock previously delivered with respect to that portion of the ASR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the quarter ended April 1, 2007 as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2006.

Results of Operations

The table below summarizes the income statement items for the three and nine months ended April 1, 2007 and April 2, 2006 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim periods ended April 1, 2007 to the corresponding period from the prior fiscal year:

	Three Months Ended			Nine Months Ended
	April 1,	April 2,	Increase/	April 1,	April 2,	Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)

Revenues	100.0%	100.0%	(9%)	100.0%	100.0%	2%
Cost of sales	22.2	21.5	(6)	22.1	21.8	3
Gross profit	77.8	78.5	(9)	77.9	78.2	2
Expenses:
Research and development	17.8	14.7	11	16.8	14.6	17
Selling, general and
administrative	12.8	11.6	2	12.4	12.0	5
	30.6	26.3	7	29.2	26.6	12
Operating income	47.2	52.2	(17)	48.7	51.6	(4)
Interest income, net	6.5	4.8	23	6.0	4.7	29
Income before income taxes	53.7%	57.0%	(14)	54.7%	56.3%	(1)

Effective tax rates	28.0%	30.5%		29.1%	30.5%

Revenue for the quarter ended April 1, 2007 was $255.0 million, a decrease of $23.9 million or 9% from revenue of $278.9 million for the same quarter of the previous fiscal year. The Company’s revenues were down primarily due to an industry wide inventory correction that began during the Company’s current fiscal year. The average selling price (“ASP”) for the third quarter of fiscal year 2007 was relatively flat, at $1.67 per unit as compared to $1.70 per unit for the same quarter of the previous fiscal year. Geographically, international revenues were $167.4 million or 66% of revenues, a decrease of $22.6 million as compared to international revenues of $190.0 million or 68% of revenues for the same quarter of the previous fiscal year. Internationally, revenues to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $86.6 million or 34% of revenues, while sales to Europe and Japan were $50.4 million or 20% of revenues and $30.4 million or 12% of revenues, respectively. Domestic revenues were $87.6 million or 34% of revenues in the third quarter of fiscal year 2007 a decrease of $1.3 million, compared to $88.9 million or 32% of revenues in the same period in fiscal year 2006.

Revenue for the nine months ended April 1, 2007 was $814.9 million, an increase of $14.9 million or 2% over revenue of $800.0 million for the same period of the previous fiscal year. The ASP for the first nine-month period of fiscal year 2007 was relatively flat at $1.61 per unit as compared to $1.63 per unit in the same period of fiscal year 2006. Geographically, international revenues were $556.9 million or 68% of revenues, decreased $4.8 million from international revenues of $561.7 million or 70% of revenues for the same quarter of the previous fiscal year. Internationally, revenues to ROW, represented $297.7 million or 36% of revenues, while sales to Europe and Japan were $147.9 million or 18% of revenues and $111.3 million or 14% of revenues, respectively. Domestic revenues were $258.0 million or 32% of revenues in the first nine-month period of fiscal year 2007 an increase of $19.7 million, compared to $238.3 million or 30% of revenues in the same period in fiscal year 2006.

Gross profit was $198.5 million and $634.8 million for the third quarter and for the first nine month period of fiscal year 2007, a decrease of $20.4 million and an increase of $9.5 million, respectively, from the corresponding periods of fiscal year 2006. Gross profit as a percentage of revenue decreased to 77.8% of revenue in the third quarter of fiscal year 2007 as compared to 78.5% of revenue for the same period in the previous fiscal year. Gross profit as a percentage of revenue decreased to 77.9% of revenue for the first nine months of fiscal year 2007 as compared to 78.2% of revenue for the same period in fiscal year 2006. The decrease in gross profit as a percentage of revenue for the three month period ended April 1, 2007 was primarily due to increases in costs related to stock-based compensation and spreading fixed costs over a lower revenue base. For the nine months ended April 1, 2007 the decrease in gross profit as a percentage of revenue was due to increases in costs related to stock-based compensation partially offset by absorbing fixed costs over a larger revenue base.

Research and development (“R&D”) expenses for the quarter ended April 1, 2007 were $45.4 million, an increase of $4.4 million or 11% over R&D expenses of $41.0 million for the same period in the previous fiscal year. The increase in R&D was due to a $2.9 million increase in compensation costs related to employee headcount and annual merit. The increase in R&D expense was also due to higher costs related to stock-based compensation, which increased $3.7 million. In addition, the Company had a $0.3 million increase in other R&D related expenses such as mask costs and small tool charges. Offsetting these increases was a decrease in profit sharing of $2.5 million.

R&D expenses for the nine months ended April 1, 2007 were $136.8 million, an increase of $20.0 million or 17% over R&D expenses of $116.8 million for the same period in the previous fiscal year. The increase in R&D was due to an $8.5 million increase in compensation costs related to employee headcount and annual merit. The increase in R&D expense was also due to higher costs related to stock-based compensation, which increased $10.5 million. In addition, the Company had a $5.4 million increase in other R&D related expenses such as legal costs, mask costs and small tool charges. Offsetting these increases was a decrease in profit sharing of $4.4 million.

Selling, general and administrative expenses (“SG&A”) for the quarter ended April 1, 2007 were $32.8 million, an increase of $0.5 million or 2% over SG&A expenses of $32.3 million for the same period in the previous fiscal year. The increase in SG&A was due to a $1.9 million increase in compensation costs related to employee headcount and annual merit. The increase in SG&A expense was also due to higher costs related to stock-based compensation, which increased $0.8 million. Offsetting these increases was a $1.9 million decrease in profit sharing and a $0.3 million decrease in other SG&A related expenses.

SG&A for the nine months ended April 1, 2007 was $100.8 million, an increase of $5.1 million or 5% over SG&A expenses of $95.7 million for the same period in the previous fiscal year. The increase in SG&A was due to a $5.4 million increase in compensation costs related to employee headcount and annual merit. In addition to compensation costs, the Company had a $3.0 million increase in legal expenses and a $0.2 million increase in other SG&A costs. Offsetting these increases was a $3.3 million decrease in profit sharing and a $0.2 million decrease in stock-based compensation.

Interest income, net was $16.6 million and $48.5 million for the third quarter and the first nine month period of fiscal year 2007, an increase of $3.2 million and $10.9 million, respectively, from the corresponding periods of fiscal year 2006. Interest income, net increased due to the increase in the average interest rate earned on the Company’s cash and short term investment balance, partially offset by a decrease in the Company’s average cash and short term investment balance. The Company’s average cash and short term investment balance was lower due to larger share repurchases and dividend payments in fiscal year 2007 compared to fiscal year 2006.

The Company’s effective tax rate for the third quarter and the first nine month periods of fiscal year 2007 was 28.0% and 29.1%, respectively, as compared to 30.5% in the corresponding periods of fiscal year 2006. The decrease in the effective tax rate from the prior periods is primarily the result of the reinstatement of the R&D tax credit legislation during the second quarter of the Company’s current fiscal year, an increase in foreign earnings in lower tax jurisdictions and higher tax-exempt interest. The Company expects its fiscal year 2007 annual effective tax rate to approximate 29% before quarterly adjustments for discrete items, if any.

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

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below, in Item 1A herein and in the Company’s Form 10-K for the fiscal year ended July 2, 2006.

Revenues for the three months ended April 1, 2007 were down 5% sequentially over the second quarter of fiscal year 2007, which was within the range the Company projected upon entering the quarter.  The March quarter was both a difficult and a transitional quarter for the Company as revenues and profits were down for the third quarter in a row. However, the Company’s margin structure as a percent of revenues remained largely unchanged and the Company’s orders grew in the quarter. Consequently, the Company is going into the June quarter with a larger backlog and a slightly lower turns requirement than previous quarters. Turns are orders that must be both booked and shipped in the quarter. Looking ahead to the June quarter the Company believes most of the major inventory corrections are behind it and that orders on the Company and the responding shipments should reflect true market demand. However, most of the Company’s customers continue to be cautious due to a lack of visibility. Putting these factors together, the Company currently expects revenue to grow roughly 3% to 6% in the June quarter with operating income up similarly.

The Company’s $1.7 billion dollar convertible debt offering will affect costs below the operating income line. The Company will have interest expense and amortization expense for fees related to the convertible debt offering. In addition, the Company’s interest income will decrease as a result of the use of $1.3 billion of short-term investments to repurchase shares. Conversely, earnings per share will be positively impacted by the weighted average effect of the reduction in outstanding shares from the anticipated delivery of 72.2 million shares to the Company under the ASR confirmations during the Company’s fourth quarter.

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

Liquidity and Capital Resources

At April 1, 2007 cash, cash equivalents and short-term investments totaled $1.8 billion, and working capital was $1.9 billion. These amounts will be substantially reduced during the fourth quarter of fiscal year 2007 as a result of the Company’s $3.0 billion ASR. Cash, cash equivalents and short-term investments are forecasted to approximate $0.5 billion at the end of the fourth quarter of fiscal year 2007.

Accounts receivable totaled $142.2 million at the end of the third quarter of fiscal year 2007, a decrease of $12.1 million from the end of the fourth quarter of fiscal year 2006. The decrease is primarily due to lower shipments. The Company’s inventory balance increased $11.7 million due to an increase in the Company’s work in process inventory, primarily in unpackaged die or “die bank.” Die bank is the appropriate location to build inventory because it enables the Company to be more responsive to customers in this high turns environment.

Net property, plant and equipment increased $16.3 million during the first nine month period of fiscal year 2007. Additions totaled $49.1 million primarily due to the purchase of production equipment. These increases were offset by depreciation of $32.8 million.

Accrued payroll and related benefits totaled $40.7 million at the end of the third quarter of fiscal year 2007, a decrease of $28.7 million from the fourth quarter of fiscal year 2006. The decrease is due to the payment of profit sharing. The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters. Income taxes payable totaled $64.9 million at the end of the third quarter of fiscal year 2007, a decrease of $19.7 million from the fourth quarter of fiscal year 2006 due to higher tax payments. Deferred income on shipments to distributors decreased by $5.7 million due to distributors managing their inventories more tightly. This is partially in response to suppliers utilizing shorter order lead times, inventory reductions at distributors end customers, and movement within the industry to reduce leaded inventory while moving to lead-free integrated circuits in the near future.

During the first nine months of fiscal year 2007, the Company generated $336.6 million of cash from operating activities, $42.6 million in proceeds from common stock issued under employee stock plans and $7.7 million from excess tax benefits received on the exercise of stock options.

During the first nine months of fiscal year 2007, significant cash expenditures included $202.6 million for net purchases of short-term investments, $210.0 million for repurchases of common stock, payments of $146.1 million for cash dividends to stockholders, representing $0.48 per share, and purchases of $49.1 million for capital assets. In April 2007, the Company’s Board of Directors declared a cash dividend of $0.18 per share. The $0.18 per share dividend will be paid during the June quarter of fiscal year 2007. The payment of future dividends will be based on financial performance.

As of April 1, 2007 the Company had no off-balance sheet financing arrangements. The Company does not have any significant contractual obligations outside of operating leases.

Historically, the Company has satisfied its liquidity needs through cash generated from operations. Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the foreseeable future.

During the fourth quarter of fiscal year 2007, the Company increased debt $1.7 billion to finance a portion of its $3.0 billion accelerated share repurchase and used $1.3 billion of its cash and short-term investment balance to finance the remainder of the $3.0 billion accelerated share repurchase. The Company’s cash and short-term investment balance will decrease approximately $1.3 billion and the balance will total approximately $500 million at the end of the fourth quarter of fiscal year 2007. The Company believes that repurchasing stock at this time represents an opportunity to use its large cash and short-term investment balance, together with some leveraging of the Company’s strong cashflow from operations, to enhance long-term shareholder value. As a result the Company will be able to purchase approximately 25%-30% of its outstanding common stock partially funded through debt raised in a historically attractive debt market.  Please see the risks related to the Company’s debt and accelerated stock repurchase transaction in Part II, Item 1a (“Risk Factors”). Presently, the Company intends to repay its debt, when due, with cash generated from operations over the debt period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 2, 2006. There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2006. At April 1, 2007, the Company’s cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company’s short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

The Company’s revenues outside the United States are transacted in U.S. dollars; accordingly the Company’s revenues are not impacted by foreign currency rate changes. To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended April 1, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)Changes in Internal Control over Financial Reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has previously disclosed that the Securities and Exchange Commission (“SEC”) and the United States Justice Department have initiated informal inquiries into the Company’s stock option granting practices. The Company has also disclosed that on September 5, 2006, it received an Information Document Request from the Internal Revenue Service (“IRS”) concerning its stock option grants and grant practices. The Company is cooperating with the SEC, IRS and the Department of Justice.  In addition, certain current and former directors and officers of the Company have been named as defendants in two shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”), and in three substantially similar consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “State Action”). More recently, certain current and former directors, officers and executives of the Company have been named as defendants in a shareholder derivative complaint filed in Delaware Chancery Court. The Company has been named in each of these Actions as a nominal defendant against which no recovery is sought. The Company has engaged its outside counsel to represent it in the government inquiries and pending lawsuits.

Plaintiffs in the Federal and State Actions allege that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and that certain defendants were unjustly enriched. Plaintiffs in the Federal Action also asserted derivative claims against the individual defendants based on alleged violations of  Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder.  In the State Action, plaintiffs also allege that the defendants aided and abetted one another’s alleged breaches of duty, that the director defendants wasted corporate assets, and that the officer defendants engaged in insider trading in connection with the purportedly backdated option grants, in violation of the California Corporations Code. Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The State Action also seeks restitution, rescission of certain defendants’ option contracts, and imposition of a constructive trust over executory option contracts. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is sought.

On October 4, 2006, the Company filed a motion to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on the Company’s Board of Directors and had not demonstrated that such a demand would have been futile. The defendant directors and officers joined in that motion, and filed a motion to dismiss the Federal Action for failure to state a claim against each of them.  On December 7, 2006, the District Court granted the Company’s motion; the Court did not address the individual defendants’ motion.  Pursuant to the Court’s Order, plaintiffs filed an amended complaint on January 5, 2007.  The amended complaint asserted derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  The parties agreed to stay the Federal Action in favor of permitting the State Action to proceed, and the District Court entered an order staying the Federal Action on February 14, 2007.

On October 2, 2006, the Company filed a motion to stay the State Action in favor of the earlier-filed Federal Action. The defendant directors and officers joined in that motion. The individual defendants also demurred to the State Action, on the basis that the operative complaint failed to state a cause of action as to each of them. Following the stay of the Federal Action, the parties in the State Action filed a stipulation withdrawing the Company’s Motion to Stay Proceedings as moot, setting out a schedule for the filing of a demurrer by the Company, continuing the hearing of the Individual Defendants’ demurrer, and setting April 3, 2007 as the date for the hearing of both demurrers.  On January 22, 2007, the State Court issued an order approving the Company’s withdrawal of the Motion to Stay Proceedings. The parties are in the process of briefing the Company’s demurrer. A hearing on the demurrers is now scheduled for June 5, 2007.

On March 23, 2007, various current and former directors and officers of the Company were named as defendants in a stockholder derivative action filed in the Court of Chancery of the State of Delaware, captioned Weiss v. Swanson, et al. (the “Delaware Action”).  Plaintiff in the Delaware Action alleges that the defendant directors and officers made “spring-loaded” and “bullet-dodged” stock option grants to certain of the Company’s officers and directors during the period from 1996 through 2005.  Plaintiff asserts claims for breach of fiduciary duty against all of the defendants and claims for unjust enrichment against those defendants who received challenged grants.  Plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The Company is also named as a nominal defendant in the Delaware Action, thus no recovery against the Company is sought.

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

Downturns in the business cycle could adversely affect our revenues and profitability.
The semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our results of operations. The growth rate of the global economy is one of the factors affecting demand for semiconductor components. Many factors could adversely affect regional or global economic growth including increased price inflation for goods, services or materials, rising interest rates in the United States and the rest of the world, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest, reduced levels of economic activity, or disruptions of international transportation.

Typically, our ability to meet our revenue goals and projections is dependent to a large extent on the orders we receive from our customers within the period and by our ability to match inventory and current production mix with the product mix required to fulfill orders on hand and orders received within a period for delivery in that period. Because of this complexity in our business, no assurance can be given that we will achieve a match of inventory on hand, production units, and shippable orders sufficient to realize quarterly or annual revenue and net income goals.

Volatility in customer demand in the semiconductor industry could affect future levels of sales and profitability and limit our ability to predict such levels.
Historically, we have maintained low lead times, which has enabled customers to place orders close to their true needs for product. In defining our financial goals and projections, we consider inventory on hand, backlog, production cycles and expected order patterns from customers. If our estimates in these areas become inaccurate, we may not be able to meet our revenue goals and projections. In addition, some customers require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even some, of the product. As a result, in any quarterly fiscal period we are subject to the risk of cancellation of orders leading to a fall-off of sales and backlog. Further, those orders may be for products that meet the customer’s unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products, and thus potential inventory write-offs. We routinely estimate inventory reserves required for such products, but actual results may differ from these reserve estimates.

We generate revenue from thousands of customers worldwide and our revenues are diversified by end-market and geographical region. However, the loss of, or a significant reduction of purchases by a portion of our customer base could adversely affect our results of operations. We can lose a customer due to a change in the customer’s design or purchasing practices. In addition, the timing of customers’ inventory adjustments may adversely affect our results of operations.

We may be unsuccessful in developing and selling new products required to maintain or expand our business.
The markets for our products depend on continued demand for our products in the communications, industrial, computer, high-end consumer and automotive end-markets. The semiconductor industry is characterized by rapid technological change, variations in manufacturing efficiencies of new products, and significant expenditures for capital equipment and product development. New product introductions are a critical factor for future sales growth and sustained profitability and can present significant business challenges because product development commitments and expenditures must be made well in advance of the related revenues. The success of a new product depends on a variety of factors including accurate forecasts of long-term market demand and future technological developments, timely and efficient completion of process design and development, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability of the product, and effective marketing, sales and service.

Although we believe that the high performance segment of the linear integrated circuit market is generally less affected by price erosion or by significant expenditures for capital equipment and product development than other semiconductor market sectors, future operating results may reflect substantial period-to-period fluctuations due to these or other factors.

Our manufacturing operations may be interrupted or suffer yield problems.
We rely on our internal manufacturing facilities located in California and Washington to fabricate most of our wafers, although we depend on outside silicon foundries for a small portion (less than 5%) of our wafer fabrication. We could be adversely affected in the event of a major earthquake, which could cause temporary loss of capacity, loss of raw materials, and damage to manufacturing equipment. Additionally, we rely on our internal and external assembly and testing facilities located in Singapore and Malaysia. We are subject to economic and political risks inherent to international operations, including changes in local governmental policies, currency fluctuations, transportation delays and the imposition of export controls or increased import tariffs. We could be adversely affected if any such changes are applicable to our foreign operations.

Our manufacturing yields are a function of product design and process technology, both of which are developed by us. The manufacture and design of integrated circuits is highly complex. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints,, equipment malfunctioning, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues or increases in fixed costs. To the extent we do not achieve acceptable manufacturing yields or there are delays in wafer fabrication, our results of operations could be adversely affected. In addition, operating expenses related to increases in production capacity may adversely affect our operating results if revenues do not increase proportionately.

Our dependence on third party foundries and other manufacturing subcontractors may cause delays beyond our control in delivering our products to our customers.
A portion of our wafers (approximately 20%) are processed offshore by independent assembly subcontractors located in Malaysia and Thailand. These subcontractors separate wafers into individual circuits and assemble them into various finished package types. Reliability problems experienced by our assemblers could cause problems in delivery and quality, resulting in potential product liability to us. We could also be adversely affected by political disorders, labor disruptions, and natural disasters in these locations.

We are dependent on outside silicon foundries for a small portion (less than 5%) of our wafer fabrication. As a result, we cannot directly control delivery schedules for these products, which could lead to product shortages, quality assurance problems and increases in the cost of our products. We may experience delays in delivering our products to our customers. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to our quality standards, our business and relationships with our customers for the limited quantities of products produced by these foundries could be adversely affected. Finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible. In addition, the manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a third party foundry could adversely affect the foundry’s ability to achieve acceptable manufacturing yields and product reliability.

We rely on third party suppliers for materials, supplies, and subcontract services that may not have adequate capacity to meet our product delivery requirements.
The semiconductor industry has experienced a very large expansion of fabrication capacity and production worldwide over time. As a result of increasing demand from semiconductor and other manufacturers, availability of certain basic materials and supplies, such as chemicals, gases, polysilicon, silicon wafers, ultra-pure metals, lead frames and molding compounds, and of subcontract services, like epitaxial growth, ion implantation and assembly of integrated circuits into packages, have from time to time, over the past several years, been in short supply and could come into short supply again if overall industry demand continues to increase in the future. In addition, from time to time natural disasters can lead to a shortage of some of the above materials due to disruption of the manufacturer’s production. We do not have long-term agreements providing for all of these materials, supplies, and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have a materially adverse effect on our ability to achieve our planned production.

A number of our products use components that are purchased from third parties. Supplies of these components may not be sufficient to meet all customer requested delivery dates for products containing the components, which could adversely affect future sales and earnings. Additionally, significant fluctuations in the purchase price for these components could affect gross margins for the products involved. Suppliers could also discontinue the manufacture of such purchased products or could have quality problems that could affect our ability to meet customer commitments. In addition, suppliers of semiconductor manufacturing equipment are sometimes unable to deliver test and/or fabrication equipment to a schedule or equipment performance specification that meets our requirements. Delays in delivery of equipment needed for growth could adversely affect our ability to achieve our manufacturing and revenue plans in the future.

We are exposed to business, economic, political and other risks through our significant worldwide operations.
During fiscal year 2006, 70% of our revenues were derived from customers in international markets. Also, we have test and assembly facilities outside the United States in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies.

We are subject to litigation risks, including litigation relating to allegations regarding our stock option granting practices.
We are subject to various legal proceedings arising out of a wide range of matters, including, among others, patent suits, securities issues and employment claims. From time to time, as is typical in the semiconductor industry, we receive notice from third parties alleging that our products or processes infringe the third parties’ intellectual property rights. If we are unable to obtain a necessary license, and one or more of our products or processes are determined to infringe intellectual property rights of others, a court might enjoin us from further manufacture and/or sale of the affected products. In that case, we would need to re-engineer the affected products or processes in such a way as to avoid the alleged infringement, which may or may not be possible. An adverse result in litigation arising from such a claim could involve an injunction to prevent the sales of a portion of our products, a reduction or the elimination of the value of related inventories, and/or the assessment of a substantial monetary award for damages related to past sales. We do not believe that our current lawsuits will have a material impact on our business or financial condition. However, current lawsuits and any future lawsuits will divert resources and could result in the payment of substantial damages. In addition, we may incur significant legal costs to assert our intellectual property rights when we believe our products or processes have been infringed by third parties.

We previously disclosed in press releases that the Securities and Exchange Commission (“SEC”) and the United States Justice Department have initiated informal inquiries into our stock option granting practices. In addition, on September 5, 2006, we received an Information Document Request from the Internal Revenue Service (“IRS”) concerning our stock option grants and grant practices. We are cooperating with the SEC, IRS and the Department of Justice. In addition, various of our current and former directors and officers have been named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned In re Linear Technology Corporation Stockholder Derivative Litigation (N.D. Cal.) (the “Federal Action”); and three substantially similar consolidated stockholder derivative actions filed in California state court, captioned In re Linear Technology Corporation Stockholder Derivative Litigation (Santa Clara County Superior Court) (the “State Action”). Plaintiffs in the Federal and State Actions allege that the defendant directors and officers backdated stock option grants during the period from 1997 through 2002. Both actions assert claims for breach of fiduciary duty and unjust enrichment. The Federal Action also alleges that the defendants breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, while the State Action also alleges that certain of the defendants aided and abetted one another’s alleged breach of fiduciary duty, wasted corporate assets, engaged in insider trading in connection with the purportedly backdated option grants, in violation of the California Corporations Code. Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The State Action also seeks restitution, rescission of certain defendants’ option contracts, and imposition of a constructive trust over the option contracts. We are named as a nominal defendant in both the Federal and State Actions, thus no recovery against us is sought.

We may be unable to adequately protect our proprietary rights, which may impact our ability to compete effectively.
Our success depends in part on our proprietary technology. While we attempt to protect our proprietary technology through patents, copyrights and trade secret protection, we believe that our success also depends on increasing our technological expertise, continuing our development of new products and providing comprehensive support and service to our customers. However, we may be unable to protect our technology in all instances, or our competitors may develop similar or more competitive technology independently. We currently hold a number of United States and foreign patents and pending patent applications. However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us or these governments may fail to issue patents for pending applications. In addition, the rights granted or anticipated under any of these patents or pending patent applications may be narrower than we expect or, in fact provide no competitive advantages. Furthermore, effective patent, trademark, copyright, maskwork and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. We may incur significant legal costs to protect our intellectual property.

We also seek to protect our proprietary technology, including technology that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will always be undertaken or will not be breached or that we will have adequate remedies for any breach.

We have received, and may receive in the future, notices of claims of infringement and misappropriation of other parties’ proprietary rights. In the event of an adverse decision in a patent, trademark, copyright, maskwork or trade secret action, we could be required to withdraw the product or products found to be infringing from the market or redesign products offered for sale or under development. Whether or not these infringement claims are successfully asserted, we would likely incur significant costs and diversion of our resources with respect to the defense of these claims. In the event of an adverse outcome in any litigation, we may be required to pay substantial damages, including enhanced damages for willful infringement, and incur significant attorneys’ fees, as well as indemnify customers for damages they might suffer if the products they purchase from us infringe intellectual property rights of others. We could also be required to stop our manufacture, use, sale or importation of infringing products, expend significant resources to develop or acquire non-infringing technology, discontinue the use of some processes, or obtain licenses to intellectual property rights covering products and technology that we may, or have been found to, infringe or misappropriate such intellectual property rights.

The transition to lead-free products may adversely affect our results of operations.
Customers are requiring that we offer our products in lead-free packages. Governmental regulations in certain countries and customers’ intention to produce products that are less harmful to the environment has resulted in a requirement from many of our customers to purchase integrated circuits that do not contain lead. We have responded by offering our products in lead-free versions. While the lead-free versions of our products are expected to be more friendly to the environment, the ultimate impact is uncertain. The transition to lead-free products may produce sudden changes in demand depending on the packaging method used, which may result in excess inventory of products packaged using traditional methods. This may have an adverse effect on our results of operations. In addition, the quality, cost and manufacturing yields of the lead free products may be less favorable compared to the products packaged using more traditional materials which may result in higher costs to us.

Our products may contain defects that could affect our results of operations.
Our products may contain undetected errors or defects. Such problems may cause delays in product introductions and shipments, result in increased costs and diversion of development resources, cause us to incur increased charges due to obsolete or unusable inventory, require design modifications, or decrease market acceptance or customer satisfaction with these products, which could result in product returns. In addition, we may not find defects or failures in our products until after commencement of commercial shipments, which may result in loss or delay in market acceptance and could significantly harm our operating results. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products; further, such claims might be significantly higher than the revenues and profits we receive from our products involved as we are usually a component supplier with limited value content relative to the value of a complete system or sub-system. Liability claims could require us to spend significant time and money in litigation or to pay significant damages for which we may have insufficient insurance coverage. Any of these claims, whether or not successful, could seriously damage our reputation and business.

If we fail to attract and retain qualified personnel, our business may be harmed.
Our performance is substantially dependent on the performance of our executive officers and key employees. The loss of the services of key officers, technical personnel or other key employees could harm the business. Our success depends on our ability to identify, hire, train, develop and retain highly qualified technical and managerial personnel. Failure to attract and retain the necessary technical and managerial personnel could harm us.

We may not be able to compete successfully in markets within the semiconductor industry in the future.
We compete in the high performance segment of the linear market. Our competitors include among others, Analog Devices, Inc., Intersil, Maxim Integrated Products, Inc., National Semiconductor Corporation and Texas Instruments, Inc. Competition among manufacturers of linear integrated circuits is intense, and certain of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than us. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. We believe we compete favorably with respect to these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

Environmental liabilities could force us to expend significant capital and incur substantial costs.
Federal, state and local regulations impose various environmental controls on the storage, use, discharge and disposal of certain chemicals and gases used in semiconductor processing. Our facilities have been designed to comply with these regulations, and we believe that our activities conform to present environmental regulations. Increasing public attention has, however, been focused on the environmental impact of electronics manufacturing operations. While we to date have not experienced any materially adverse business effects from environmental regulations, there can be no assurance that changes in such regulations will not require us to acquire costly remediation equipment or to incur substantial expenses to comply with such regulations. Any failure by us to control the storage, use or disposal of, or adequately restrict the discharge of hazardous substances could subject us to significant liabilities.

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.
As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

We are leveraged, and our debt obligations may affect our business, operating results and financial condition.
In April 2007, we issued $1.0 billion aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 and $700 million aggregate principal amount of our 3.125% Convertible Senior Notes due May 1, 2027 (collectively, the “Notes”). Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

•	limiting our ability to obtain in the future, if needed, financing for working capital, capital expenditures, debt service requirements or other corporate purposes;

•	limiting our flexibility in implementing our business strategy and in planning for, or reacting to, changes in our business;

•	placing us at a competitive disadvantage relative to any of our competitors who have lower levels of debt;

•	decreasing our debt ratings and increasing our cost of borrowed funds;

•	making us more vulnerable to a downturn in our business or the economy generally;

•	subjecting us to the risk of being forced to refinance at higher interest rates these amounts when due; and

•
requiring us to use a substantial portion of our cash to pay principal and interest on our debt instead of contributing those funds to other purposes such as working capital, capital expenditures or other corporate purposes.

Our stock price may be volatile.
The trading price of our common stock may be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, the hedging of our common stock and other derivative transactions by third parties, and new reports relating to trends in our markets or general economic conditions. Additionally, lack of positive performance in our stock price may adversely affect our ability to retain key employees.

The stock market in general, and prices for companies in our industry in particular, has experienced extreme volatility that often has been unrelated to the operating performance of a particular company. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance. As our Notes are convertible into shares of our common stock, volatility or depressed prices of our common stock could have a similar effect on the trading price of our Notes. In addition, to the extent we deliver common stock on conversion of the Notes, the ownership interests of our existing stockholders may be diluted. Sales in the public market of common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock, as could the anticipated conversion of the Notes.

Our accelerated share repurchase transactions may affect the value of our common stock and the Notes.
Concurrently with the pricing of the Notes offering, we entered into an accelerated share repurchase transaction with an affiliate of Credit Suisse Securities (USA) LLC, whom we refer to as the repurchase counterparty. In connection with establishing its initial hedge of this transaction, the repurchase counterparty or its affiliate entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock in secondary market transactions concurrently with or shortly after the pricing of the Notes. These activities could have had the effect of increasing, or preventing, a decline in, the price of our common stock concurrently with or shortly after the pricing of the Notes. In addition, the repurchase counterparty or its affiliate purchased shares of our common stock, and is likely to modify its hedge position by entering into or unwinding various derivative transactions with respect to our common stock and/or by purchasing or selling our common stock in secondary market transactions, prior to the final settlement of the accelerated share repurchase transaction, which is expected to occur approximately nine months from the pricing date for the Notes.

The effect, if any, of any of these transactions and activities on the market prices of our common stock or Notes will depend in part on market conditions and cannot be ascertained at this time, but any of these activities could adversely affect the value of our common stock and the value of the Notes. Such event could also affect the amount of cash and/or number of shares of our common stock, if any, as well as the value of such common stock that noteholders may receive upon the conversion of the Notes and, under certain circumstances, their ability to convert the Notes.

The exact number of shares of our common stock to be repurchased with the first $1.5 billion of the accelerated share repurchase transaction is determined based on the daily volume weighted average price of our stock over a period of approximately three months, which price is not subject to a cap or a floor. We cannot determine the minimum number of shares we will repurchase pursuant to such portion of the transaction and may receive fewer shares than we anticipate and pay a higher price for those shares than we anticipate. In addition, while the second $1.5 billion of the transaction provides for both a minimum and a maximum number of shares that we will repurchase, we do not know the number of shares we will repurchase within that range. Thus, the number of shares we will repurchase in the accelerated share repurchase transaction is uncertain, and the trading price of our common stock may be impacted by the ultimate number of shares we repurchase.

We may not have the ability to repurchase the Notes or to pay cash upon their conversion if and as required by the indentures governing the Notes.
Holders of the Notes have the right to require us to repurchase, and we intend to repurchase, the Notes for cash on specified dates or upon the occurrence of a fundamental change. However, we may not have sufficient funds to repurchase the Notes in cash or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the Notes we will be required to make cash payments to the holders of the Notes equal to the lesser of the principal amount of the Notes being converted and the conversion value of those Notes. Such payments could be significant, and we may not have sufficient funds to make them at such time.

Our failure to repurchase the Notes or convert the Notes into cash or a combination of cash and shares upon exercise of a holder’s conversion right in accordance with the provisions of the indentures would constitute a default under the applicable indenture. In addition, a default under either indenture could lead to a default under existing and future agreements governing our indebtedness. If, due to a default, the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and the Notes.

A fundamental change may also constitute an event of default under, or result in the acceleration of the maturity of, our then-existing indebtedness. In addition, our ability to repurchase the Notes in cash or make any other required payments may be limited by law or the terms of other agreements relating to our indebtedness outstanding at the time.

The terms of the Notes and related provisions in the indentures subject noteholders to risks. Noteholders should be aware of the following risks, in addition to those described for holders of our common stock:

•	We are not restricted from taking actions or incurring additional debt (including secured debt) which may affect our ability to make payments under the Notes;

•
The Notes are not secured by any of our assets or those of our subsidiaries and are effectively subordinated to any secured debt we may incur. In any liquidation, dissolution, bankruptcy or other similar proceeding, holders of our secured debt may assert rights against any assets securing such debt in order to receive full payment of their debt before those assets may be used to pay the holders of the Notes. In such an event, we may not have sufficient assets remaining to pay amounts due on any or all of the Notes. In addition, none of our subsidiaries have guaranteed our obligations under, or have any obligation to pay any amounts due on, the Notes. As a result, the Notes are effectively subordinated to all liabilities of our subsidiaries, including trade payables;

•
The fundamental change provisions in the Notes and the indentures may not require us to offer to repurchase the Notes in the event of certain transactions. For example, any leveraged recapitalization, refinancing, restructuring, or acquisition initiated by us will generally not constitute a fundamental change requiring us to repurchase the Notes;

•
The liquidity of the trading market in the Notes, and the market price quoted for these Notes, may be adversely affected by, among other things, changes in, or other factors affecting, the market prices of our common stock, changes in the overall market for debt securities, and prevailing interest rates;

•
The conversion rates of the Notes may not adjust for certain events, such as a third-party tender or exchange offer or an issuance of our common stock for cash. In addition, adjustments in conversion rates may not adequately compensate noteholders for any lost value in the Notes as a result of a particular transaction;

•
The Notes may not be rated or may receive a lower rating than anticipated, which may impact the market price of the Notes and our common stock. In addition, the sale of the Notes and the shares of common stock issuable upon conversion of the Notes depends upon the continued maintenance a registration statement filed with the SEC covering the resale of the Notes, or an exemption from the registration requirements of the Securities Act and any applicable state securities laws; and,

•
Noteholders are not entitled to any rights with respect to our common stock, but if they subsequently convert their Notes and receive common stock upon such conversion, they will be subject to all changes affecting the common stock;

The accounting method for convertible debt securities with net share settlement features, like the Notes, may be subject to change.
For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” is accounted for interest expense purposes similarly to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the Notes are not included in the calculation of our earnings per share, except to the extent that the conversion value of the Notes exceeds their principal amount, in which event the number of shares of our common stock necessary to settle the conversion are treated as having been issued for earnings per share purposes.

The EITF is reviewing, among other things, the accounting method for net share settled convertible securities. A subcommittee of the EITF is considering a proposed method for accounting for net share settled convertible securities under which the debt and equity components of the security would be bifurcated and accounted for separately. We cannot predict the outcome of the EITF deliberations or any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our past or future financial results.

Our certificate of incorporation and by-laws include anti-takeover provisions that may enable our management to resist an unwelcome takeover attempt by a third party.
Our organizational documents and Delaware law contain provisions that might discourage, delay or prevent a change in control of our company or a change in our management. Our board of directors may also choose to adopt further anti-takeover measures without stockholder approval. The existence and adoption of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (January 1, 2007 - January 28, 2007)	16,348	$ 29.96	16,348	19,193,425
Month #2 (January 29, 2007 - February 25, 2007)	-	$ -	-	19,193,425
Month #3 (February 26, 2007 - April 1, 2007)	750,000	$ 32.97	750,000	18,444,374
Total	765,399	$ 32.91	765,399	18,444,374

(1) On July 25, 2006, the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period. On April 17, 2007 the Company’s Board of Directors authorized a $3.0 billion accelerated stock repurchase transaction. During the fourth quarter of fiscal year 2007, the Company entered into two confirmations relating to an accelerated share repurchase program (the “ASR”). Under the confirmations, the Company will purchase $3.0 billion of shares of its common, with the exact number of shares of the Company’s common stock with respect to the first $1.5 billion to be determined based on the daily volume weighted average price of the Company’s common stock over an approximately three-month period commenced shortly after the closing of the Company’s $1.7 billion offering of the Notes, and with the exact number for the remaining $1.5 billion to be determined based on the daily volume weighted average price of the Company’s common stock (subject to a per share floor price and cap price resulting in a purchase by the Company under that part of the ASR of no fewer than approximately 38.9 million shares of common stock and not more than approximately 42.5 million shares of common stock) over the subsequent approximately six-month period.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matter to a Vote of Security Holder

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

Exhibit
Number	Description

4.1	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.00% Convertible Senior Notes due May 1, 2027

4.2	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.125% Convertible Senior Notes Due May 1, 2027

10.55	Registration Rights Agreement dated April 24, 2007 for 3.00% Convertible Senior Notes Due May 1, 2027

10.56	Registration Rights Agreement dated April 24, 2007 for 3.125% Convertible Senior Notes Due May 1, 2027

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act
Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAR TECHNOLOGY CORPORATION

DATE: May 8, 2007	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)