Form 10-K
period 2007-07-01
LINEAR TECHNOLOGY CORP /CA/
filed 2007-08-24
CIK 791907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from	to

Commission File Number 0-14864

LINEAR TECHNOLOGY CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	94-2778785
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

1630 McCarthy Boulevard, Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 432-1900

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None
 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Note– Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $6,225,000,000 as of December 29, 2006 based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 221,997,445 shares of the registrant's common stock issued and outstanding as of July 27, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)
Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the "2007 Proxy Statement") for the 2007 Annual Meeting of Stockholders, to be filed subsequently.

PART I
ITEM 1.	BUSINESS

Except for historical information contained in this Form 10-K, certain statements set forth herein, including statements regarding future revenues and profits; future conditions in the Company’s markets; availability of resources and manufacturing capacity; and the anticipated impact of current and future lawsuits and investigations are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders for the Company’s products, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below.  Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.  Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  See “Risks and Competition” in the “Business” section of this Annual Report on Form 10-K for a more thorough list of potential risks and uncertainties.

General

Linear Technology Corporation (together with its consolidated subsidiaries, "Linear Technology" or the "Company") designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, cellular telephones, networking products, notebook computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras, global positioning systems and MP3 players, complex medical devices, automotive electronics, factory automation, process control, and military and space systems. The Company is a Delaware corporation; it was organized and incorporated in California in 1981. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

Available Information

The Company makes available free of charge through its website, www.linear.com, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission (“SEC”). These reports may also be requested by contacting Paul Coghlan, 1630 McCarthy Blvd., Milpitas, CA 95035. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549 or may obtain information by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that the Company files electronically with them at http://www.sec.gov.

The Linear Circuit Industry

Semiconductor components are the electronic building blocks used in electronic systems and equipment. These components are classified as either discrete devices (such as individual transistors) or integrated circuits (in which a number of transistors and other elements are combined to form a more complicated electronic circuit). Integrated circuits ("ICs") may be divided into two general categories, digital and linear (or analog). Digital circuits, such as memory devices and microprocessors, generally process on-off electrical signals, represented by binary digits, "1" and "0." In contrast, linear integrated circuits monitor, condition, amplify or transform continuous analog signals associated with physical properties, such as temperature, pressure, weight, light, sound or speed, and play an important role in bridging between real world phenomena and a variety of electronic systems. Linear integrated circuits also provide voltage regulation and power control to electronic systems, especially in hand-held battery powered systems where battery management and high power efficiency are needed.

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

Products and Markets

Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products and multi-customer application specific products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the analog integrated circuit market. "High performance" may be characterized by higher precision, higher efficiency, lower noise, higher speed, more subsystem integration on a single chip and many other special features. The Company focuses virtually all of its design efforts on proprietary products, which at the time of introduction are original designs by the Company offering unique characteristics differentiating them from those offered by competitors.

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

DC/DC µModule Power Systems - A DC/DC µModule simplifies the design of a complex DC/DC regulator circuit by integrating a complete circuit into a protective and encapsulated package that is tiny, thin and light-weight. These devices are so small that they resemble a surface-mount IC. The customer design requires limited knowledge of analog and DC/DC regulator circuits and allows a quick time-to-market power supply solution for digital systems using FPGAs, ASICs, DSPs, or microcontrollers.

Other - Other linear circuits include buffers, battery monitors, motor controllers, hot swap circuits, comparators, sample-and-hold devices, drivers and filters (both switched capacitor and continuous time) which are used to limit and/or manipulate signals in such applications as cellular telephones, base stations, navigation systems and industrial applications.

Linear circuits are used in various applications including telecommunications, cellular telephones, networking products such as power over Ethernet switches, notebook computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and MP3 players, global positioning systems, complex medical devices, automotive electronics, factory automation, process control, and military and space systems. The Company focuses its product development and marketing efforts on high performance applications where the Company believes it can position itself competitively with respect to product performance and functional value.

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
DC/DC µModule Power Systems
Space/Military	Communications
Satellites
Guidance and navigation systems
Displays
Firing controls
Ground support equipment
Radar systems
Sonar systems
Surveillance equipment
GPS

Market	End Applications/Products	Example Product Families
Automotive	Entertainment systems
Navigation systems
Daytime running lights
Dashboard instrumentation
Emission controls
Safety systems
Collision avoidance systems

Communications	Cellular phones	DC - DC converters
	Cellular basestations (CDMA/WCDMA/GSM/3G)	V.35 transceivers
	Point-to-point wireless modems	High-speed amplifiers
	Modems/fax machines	Line drivers
	PBX switches	Line receivers
	Optical networking	Low noise operational amplifiers
	ADSL modems	Micropower products
	Channel service unit/data service units	Power management products
	Cable modems	Switched capacitor filters
	Internet appliances	Voltage references
	Servers	Voltage regulators
	Routers	Data acquisition products
	Switches	Hot Swap controllers
	Power over Ethernet	Multi-protocol circuits
	Wireless Access Points	Thermoelectric coolers
Power amplifier controllers
Mixers/Modulators/Demodulators
Battery chargers
Power over Ethernet controllers
Multi-Phase switching regulators

Computer/High-	Communications/interface modems	Battery chargers
End Consumer	Disk drives	DC - DC converters
	Notebook computers	Data acquisition products
	Desktop computers	Hot Swap controllers
	Workstations	Line drivers
	LCD monitors	Line receivers
	Plotters/printers	Low drop out linear regulators
	Digital still cameras	Micropower products
	High Definition TVs	Multi-Phase switching regulators
	Handheld PCs	PCMCIA power switching
	Battery chargers	Power management
	Electronic Toys	Power sequencing/monitoring
	Video/multimedia systems	DC/DC µModule Power Systems
MP3 players
Satellite radios
Digital video recorders
Set top boxes/ Satellite receivers
Plasma and LCD display TVs
Bluetooth headsets
Hand-held GPS units
Tablet PCs
PDAs

Marketing and Customers

The Company markets its products worldwide, through a direct sales staff, electronics distributors and a small network of independent sales representatives, to a broad range of customers in diverse industries. The Company sells to over 15,000 Original Equipment Manufacturer (OEM) customers directly and/or through the sales distributor channel.  Distributor and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements.  The Company’s primary domestic distributor, Arrow Electronics, accounted for 14% of revenues during fiscal year 2007 and 16% of accounts receivable as of fiscal year 2007 year-end; 14% of revenues during fiscal year 2006 and 15% of accounts receivable as of fiscal year 2006 year-end; and 13% of revenues during fiscal year 2005 and 18% of accounts receivable as of fiscal year 2005 year-end.  Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of revenues for fiscal years 2007, 2006 or 2005.

The Company's products typically require a sophisticated technical sales effort.  The Company's sales organization is divided into domestic and international regions. The Company’s sales offices located in the United States are in the following metropolitan areas: Seattle, Detroit, Boston, Baltimore, Denver, Salt Lake City, Philadelphia, Raleigh, Chicago, Dallas, Austin, Houston, San Jose, Los Angeles, Irvine, San Diego, Huntsville, Minneapolis, Cleveland, Portland and Kansas City. Internationally, the Company has sales offices in: London, Stockholm, Ascheberg, Munich, Stuttgart, Paris, Milan, Helsinki, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai and Shenzhen.

The Company has agreements with 3 independent sales representatives in the United States, 1 in Canada and 1 in South America.  Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with 3 independent distributors in North America, 6 in Europe, 3 in China, 7 in Japan, 3 in Taiwan, 2 in India, and 1 each in Korea, Singapore, Malaysia, Thailand, South Africa, Philippines, Israel, Brazil, Australia, and New Zealand. The Company's distributors purchase the Company's products for resale to customers.  The Company's agreements with domestic distributors allow for price protection on certain distribution inventory if the Company lowers the prices of its products. The domestic distributor agreements also generally permit distributors to exchange up to 3% of certain purchases on a semi-annual basis.

The Company’s sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates.  The agreements generally permit distributors to exchange up to 5% of purchases on a semi-annual basis.  See Critical Accounting Estimates and Note 1 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which contains information regarding the Company’s revenue recognition policy.

During fiscal years 2007, 2006 and 2005, export sales were primarily to Europe, Japan and Rest of the World (“ROW”), which is primarily Asia excluding Japan, and represented approximately 68%, 70% and 70% of revenues, respectively.  Because the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates.  Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.  During fiscal years 2007, 2006 and 2005, domestic revenues were $345.0 million or 32% of revenues, $332.6 million or 30% of revenues, and $318.7 million or 30% of revenues, respectively.

The Company's backlog of released and firm orders was approximately $112.2 million at July 1, 2007 as compared with $93.7 million at July 2, 2006.  In addition to its backlog, the Company had $36.2 million of products sold to and held by domestic distributors at July 1, 2007 as compared to $45.8 million at July 2, 2006.  Generally, shipments to domestic distributors are not recognized as revenues until the distributor has sold the products to its customers.  The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months.  Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty.  Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month.  The ordering practices of many semiconductor customers has shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates in concert with the Company’s lead times.  Also, the Company's agreements with certain distributors provide for price protection.  Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

In the operating history of the Company, seasonality of business has not been a material factor, although the results of operations for the first fiscal quarter of each year are impacted slightly by customary summer holidays, particularly in Europe.  In addition, in the past three years the Company has had increased revenues of parts  that go into consumer end-market devices, which can cause a slightly favorable impact to revenues and profits during the Company’s first and second fiscal quarters.

The Company warrants that its products, until they are incorporated in other products, are free from defects in workmanship and materials and conform to the Company's published specifications. Warranty expense has been nominal to date.  Refer to Note 1 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which contains information regarding the Company’s warranty policy.

Manufacturing

The Company's wafer fabrication facilities are located in Camas, Washington (“Camas”) and Milpitas, California (“Hillview”).  Each facility was built to Company specifications to support a number of sophisticated process technologies and to satisfy rigorous quality assurance and reliability requirements of United States military specifications and major worldwide OEM customers.  In addition to wafer fabrication facilities, the Company has an assembly facility located in Malaysia and a test and distribution facility located in Singapore.  All of the Company’s wafer fabrication, assembly, and test facilities have received ISO 9001, TS 16949 and ISO 14001 certifications.

The Company’s wafer fabrication facilities located in Camas and Hillview produce six-inch diameter wafers for use in the production of the Company’s devices.  The Company currently uses similar manufacturing processes in both its Hillview and Camas facilities.

The Company's basic process technologies include high-speed bipolar, high gain low noise bipolar, radio frequency bipolar, silicon gate complementary metal-oxide semiconductor ("CMOS") and BiCMOS. The Company also has two proprietary complementary bipolar processes. The Company's bipolar processes are typically used in linear integrated circuits where high voltages, high power, high frequency, low noise or effective component matching is necessary.  The Company's proprietary silicon gate CMOS processes provide switch characteristics required for many linear integrated circuit functions, as well as an efficient mechanism for combining linear and digital circuits on the same chip. The Company's CMOS processes were developed to address the specific requirements of linear integrated circuit functions. The complementary bipolar processes were developed to address higher speed analog functions. The Company's basic processes can be combined with a number of adjunct processes to create a diversity of IC components.  A minor portion of the Company’s wafer manufacturing, particularly very small feature size CMOS products, is done at an independent foundry. The accompanying chart provides a brief overview of the Company's IC process capabilities:

Process Families	Benefits/ Market Advantages	Product Application
P-Well SiGate CMOS	General purpose, stability	Switches, filters, data conversion,
chopper amplifiers
N-Well SiGate CMOS	Speed, density, stability	Switches, data conversion
Bi-CMOS	Speed, density, stability, flexibilities	Data conversion
High Power Bipolar	Power (100 watts), high current (10 amps)	Linear and smart power products,
switching regulators
Low Noise Biploar	Precision, low current, low noise, high gain	Op amps, voltage references
High Speed Bipolar	Fast, wideband, video high data rate	Op amps, video, comparators,
switching regulators
JFETS	Speed, precision, low current	Op amps, switches, sample and hold
Rad-Hard	Total dose radiation hardened	All space products
Complementary Bipolar	Speed, low distortion, precision	Op amps, video amps, converters
CMOS/ Thin Films	Stability, precision	Filters, data conversion
High Voltage CMOS	High voltage general purpose compatible	Switches, chopper amplifiers
with Bipolar
Bipolar/ Thin Films	Precision, stability, matching	Converters, amplifiers
RF Bipolar	High speed, low power	RF wireless, high speed data communications

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

Processed wafers are sent to either the Company's assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in fiscal 1995 and services approximately 80% of the Company's assembly requirements for plastic packages. The Penang facility completed a 90,000 square feet expansion during the fourth quarter of fiscal 2007 which added to its existing production assembly space. The Company’s primary subcontractors currently are Carsem Sdn, located in Malaysia; and NSE, located in Thailand. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

After assembly, most products are sent to the Company's Singapore facility for final testing, inspection and packaging as required.  The Singapore facility opened in fiscal year 1990.  Some products are returned to Milpitas for the same back-end processing.  The Company’s Singapore facility serves as a major warehouse and distribution center with the bulk of the Company’s shipments to end customers originating from this facility.  The expansion of the Singapore facility was completed in the first quarter of fiscal year 2006.  The expansion increased the facility’s capacity for test and distribution operations by an additional 117,000 square feet.

Manufacturing of individual products, from wafer fabrication through final testing, may take from eight to sixteen weeks.  Since the Company sells a wide variety of device types, and customers typically expect delivery of products within a short period of time following order, the Company maintains a substantial work-in-process and finished goods inventory.

Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal year 2008.

Patents, Licenses and Trademarks

The Company has been awarded 380 United States and International patents and has considerable pending and published patent applications outstanding. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

The Company relies on patents, trademarks, international treaties and organizations, and foreign laws to protect and enforce its intellectual property.  The Company continuously assesses whether to seek formal protection for particular innovation and technologies.  As part of the Company’s enforcement of its intellectual property, the Company entered into a royalty agreement during fiscal year 2005.  The agreement resulted in a $40.0 million increase to the Company’s revenues in fiscal 2005 for past royalties.  Under the terms of the agreement the Company also expects to earn future royalties, which are dependent on the other company’s sales of licensed products, quarterly  through June 2013.

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

Research and Development

The Company's ability to compete depends in part upon its continued introduction of technologically innovative products on a timely basis.  To facilitate this need, the Company has organized its product development efforts into four groups: power management, signal conditioning, mixed signal and high frequency.  Linear Technology's product development strategy emphasizes a broad line of standard products to address a diversity of customer applications.  The Company's research and development (“R&D”) efforts are directed primarily at designing and introducing new products and to a lesser extent developing new processes and advanced packaging.

As of July 1, 2007, the Company had 1,022 employees involved in research, development and engineering related functions, as compared to 950 employees at the end of fiscal year 2006.  The Company is committed to investing in the technology development of analog circuits as shown by its year over year increases to R&D spending and headcount. In recent years, the Company has opened remote design centers throughout the United States, Singapore, Malaysia and Germany as part of the Company’s strategy of obtaining and retaining analog engineering design talent.  For fiscal years 2007, 2006, and 2005, the Company spent approximately $183.6 million, $160.8 million and $131.4 million, respectively, on R&D.  The increase in R&D expenses in fiscal year 2007 over fiscal year 2006 was primarily due to increases in stock-based compensation and labor expense due to increased headcount.  In fiscal 2007 the Company opened a new remote design center in Dallas.

Government Sales

The Company currently has no material U.S. Government contracts.

Employees

As of July 1, 2007, the Company had 3,837 employees, including 419 in marketing and sales, 1,022 in research, development and engineering related functions, 2,299 in manufacturing and production, and 97 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of August 1, 2007, are as follows:

Name	Age	Position

Robert H. Swanson, Jr.	69	Executive Chairman of the Board of Directors
Lothar Maier	52	Chief Executive Officer
Paul Chantalat	57	Vice President Quality and Reliability
Paul Coghlan	62	Vice President of Finance and Chief Financial Officer
Robert C. Dobkin	63	Vice President of Engineering and Chief Technical Officer
Alexander R. McCann	41	Vice President and Chief Operating Officer
Richard Nickson	57	Vice President of North American Sales
David A. Quarles	41	Vice President of International Sales
Donald Paulus	50	Vice President and General Manager, D Power Products
Steve Pietkiewicz	47	Vice President and General Manager, S Power Products
Robert Reay	46	Vice President and General Manager, Mixed Signal Products
Erik M. Soule	43	Vice President and General Manager, Signal Conditioning Products

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

Mr. Maier was named Chief Executive Officer of Linear Technology in January 2005.  Prior to that, Mr. Maier served as the Company’s Chief Operating Officer from April 1999 to January 2005.  Before joining Linear Technology, Mr. Maier held various management positions at Cypress Semiconductor Corp. from 1983 to 1999, most recently as Senior Vice President and Executive Vice President of Worldwide Operations.  He holds a B.S. degree in Chemical Engineering from the University of California at Berkeley.

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

Mr. McCann was named Chief Operating Officer of Linear Technology in January 2005, prior to that Mr. McCann served as Vice President of Operations since January 2004. Prior to joining Linear, he was Vice President of Operations at NanoOpto Corporation in Somerset, NJ from 2002 to 2003, Vice President of Worldwide Operations at Anadigics Inc. in Warren, NJ from 1998 to 2002 and held various management positions at National Semiconductor UK Ltd. from 1985 to 1998. Mr. McCann received a B.S. (equivalent) in Electrical and Electronic Engineering in 1985 from James Watt College and an MBA in 1998 from the University of Glasgow Business School.

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

Mr. Paulus has served as Vice President and General Manager of D Power Products since June 2003.  He joined the Company in October 2001 as Director of Satellite Design Centers.  Prior to joining the Company, he was a founder of Integrated Sensor Solutions, Inc. (“ISS”) serving as Vice President of Engineering and Chief Operating Officer from 1990 to 1999.  ISS was acquired by Texas Instruments, Inc. (“TI”) in 1999, and Mr. Paulus served as TI’s General Manager, Automotive Sensors and Controls in San Jose until October 2001.  Prior to ISS, Mr. Paulus served in various engineering and management positions with Sierra Semiconductor from 1989 to 1991, Honeywell Signal Processing Technologies from 1984 to 1989, and Bell Laboratories from1979 to 1984.  Mr. Paulus received a B.S. in Electrical Engineering from Lehigh University, an M.S. in Electrical Engineering from Stanford University and an MBA from the University of Colorado.

Mr. Pietkiewicz has served as Vice President and General Manager of S Power Products since July 2007 and as General Manager of S Power Products since April 2005. From March 1995 until April 2005 he was a Design Engineering Manager responsible for switching regulator and linear regulator integrated circuits. Mr. Pietkiewicz began his employment at LTC as a design engineer in December 1987 after serving as a design engineer at Precision Monolithics, Inc. from 1981 until 1985, and Analog Devices Inc. from 1985 until 1987. Mr. Pietkiewicz received his BSEE degree from the University of California at Berkeley in 1981.

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

Mr. Soule has served as Vice President and General Manager of Signal Conditioning Products since July 2007 and as General Manager of Signal Conditioning Products since October 2004. He joined the Company in September 2002 as Product Marketing Manager of Signal Conditioning Products.  Prior to Linear, Mr. Soule was Director of Marketing at Sensory, Inc. from 1997 to 2002. Prior to Sensory, he held various engineering and management positions at National from 1994 to 1997 and from 1986 to 1990 and Avocet, Inc from 1990 to 1994. Mr. Soule received a B.S. in Electrical Engineering from Rensselaer Polytechnic Institute in 1986 and an MBA from San Jose State University in 1996.

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

Our manufacturing yields are a function of product design and process technology, both of which are developed by us. The manufacture and design of integrated circuits is highly complex. We may experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, equipment malfunctioning, construction delays, upgrading or expanding existing facilities or changing our process technologies, any of which could result in a loss of future revenues or increases in fixed costs. To the extent we do not achieve acceptable manufacturing yields or there are delays in wafer fabrication, our results of operations could be adversely affected. In addition, operating expenses related to increases in production capacity may adversely affect our operating results if revenues do not increase proportionately.

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
During fiscal year 2007, 68% of our revenues were derived from customers in international markets. Also, we have test and assembly facilities outside the United States in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies.

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

We previously disclosed that the Securities and Exchange Commission (“SEC”) and the United States Justice Department have initiated informal inquiries into our stock option granting practices. In addition, on September 5, 2006, we received an Information Document Request from the Internal Revenue Service (“IRS”) concerning our stock option grants and grant practices. We are cooperating with the SEC, IRS and the Department of Justice. In addition, various of our current and former directors and officers have been named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned In re Linear Technology Corporation Stockholder Derivative Litigation (N.D. Cal.) (the “Federal Action”); and three substantially similar consolidated stockholder derivative actions filed in California state court, captioned In re Linear Technology Corporation Stockholder Derivative Litigation (Santa Clara County Superior Court) (the “State Action”). Plaintiffs in the Federal and State Actions allege that the defendant directors and officers backdated stock option grants during the period from 1997 through 2002. Both actions assert claims for breach of fiduciary duty and unjust enrichment. The Federal Action also alleges that the defendants breached their fiduciary duty by allegedly violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, while the State Action also alleges that certain of the defendants aided and abetted one another’s alleged breach of fiduciary duty, wasted corporate assets, engaged in insider trading in connection with the purportedly backdated option grants, in violation of the California Corporations Code. Both Actions seek to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The State Action also seeks restitution, rescission of certain defendants’ option contracts, and imposition of a constructive trust over the option contracts. We are named as a nominal defendant in both the Federal and State Actions, thus no recovery against us is sought.

More recently, certain of our current and former directors and officers were named as defendants in a stockholder derivative action filed in the Court of Chancery of the State of Delaware, captioned Weiss v. Swanson, et al. (the “Delaware Action”).  Plaintiff in the Delaware Action alleges that the defendant directors and officers made “spring-loaded” and “bullet-dodged” stock option grants to certain of our officers and directors during the period from 1996 through 2005.  Plaintiff asserts claims for breach of fiduciary duty against all of the defendants and claims for unjust enrichment against those defendants who received challenged grants.  Plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  We are also named as a nominal defendant in the Delaware Action, thus no recovery against us is sought.

For a further discussion on legal matters see “Legal Proceedings” in Part I, Item 3 of this Form 10-K.

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

•
The Notes may not be rated or may receive a lower rating than anticipated, which may impact the market price of the Notes and our common stock.  In addition, the sale of the Notes and the shares of common stock issuable upon conversion of the Notes depends upon the continued maintenance of a registration statement filed with the SEC covering the resale of the Notes, or an exemption from the registration requirements of the Securities Act and any applicable state securities laws; and,

•
Noteholders are not entitled to any rights with respect to our common stock, but if they subsequently convert their Notes and receive common stock upon such conversion, they will be subject to all changes affecting the common stock;

The accounting method for convertible debt securities with net share settlement features, like the Notes, may be subject to change.
For the purpose of calculating diluted earnings per share, a convertible debt security providing for net share settlement of the conversion value and meeting specified requirements under Emerging Issues Task Force (“EITF”), Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” is accounted for interest expense purposes similarly to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the Notes are not included in the calculation of our earnings per share, except to the extent that the conversion value of the Notes exceeds their principal amount, in which event the number of shares of our common stock necessary to settle the conversion are treated as having been issued for earnings per share purposes.

On July 25, 2007 the Financial Accounting Standards Board (“FASB”) elected to add a project to its agenda with the objective of issuing a FASB Staff Position (“FSP”) to address the accounting for convertible debt instruments that require or permit cash settlement upon conversion, including partial cash settlement.  This issue had previously been discussed by the EITF at its March 2007 and June 2007 meetings.  However, the EITF was unable to reach a decision on this issue, the FASB subsequently expressed a willingness to address the accounting of these instruments.  The convertible bond in question are referred to as “Instrument C,” a type of convertible debt detailed in EITF issue No. 90-19. Instrument C convertible debt is structured so that upon conversion, the principal amount of the obligation is repaid in cash and the conversion spreads are settled in shares. The proposed FSP would also address any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer's option. The proposed FSP would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's economic interest cost and would also require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt to result in the “economic interest cost” being reflected in the income statement. The Board members emphasized the need for clarity around the term “economic interest cost” in the proposed FSP.  A draft of the FSP is expected to be issued in late August 2007 and would then be subject to a 45-day comment period. We cannot predict the outcome of the FASB deliberations or any other changes in GAAP that may be made affecting accounting for convertible debt securities. Any change in the accounting method for convertible debt securities could have an adverse impact on our past or future financial results.

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

ITEM 1B.                      UNRESOLVED STAFF COMMMENTS

None

ITEM 2.	PROPERTIES

At July 1, 2007, the Company owned the major facilities described below:

No. of Bldgs	Location	Total Sq. Ft	Use

6	Milpitas, California	430,000	Executive and administrative offices, wafer fabrication,
			test and assembly operations, research and development,
			sales and marketing, and warehousing and distribution
1	Camas, Washington	105,000	Wafer fabrication
1	Chelmsford, Massachusetts	30,000	Research and development; sales and administration
1	Colorado Springs, Colorado	20,000	Research and development
1	Auburn, New Hampshire	20,000	Research and development
2	Singapore (A)	260,000	Test and packaging operations, warehousing and
			distribution, research and development, and
			sales and administration
1	Malaysia (B)	220,000	Assembly operations, research and development

(A)           Leases on the land used for this facility expire in 2021 through 2022 with an option to extend the lease for an additional 30 years.

(B)           Leases on the land used for this facility expire in 2054 through 2057.

The Company leases design facilities located in: Bedford, New Hampshire; Raleigh, North Carolina; Burlington, Vermont; Santa Barbara, California; Grass Valley, California; Phoenix, Arizona, and Dallas, Texas.  The Company leases sales offices in the United States in the areas of Sacramento, Seattle, Denver, Philadelphia, Raleigh, Chicago, Detroit, Dallas, Austin, Houston, Los Angeles, Irvine, San Diego, Minneapolis, Cleveland, Portland; and internationally in London, Stockholm, Helsinki, Ascheberg, Munich, Stuttgart, Paris, Milan, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai and Shenzhen.  See Note 9 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.  The Company believes that its existing facilities are suitable and adequate for its business purposes through fiscal year 2008.

The Company completed a 20,000 square foot design center in Auburn, New Hampshire a town near Manchester, New Hampshire during the third quarter of fiscal year 2007.  In addition, a 10,000 square foot expansion of the Colorado design center is expected to be completed by the fourth quarter of fiscal 2008.

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

On October 2, 2006, the Company filed a motion to stay the State Action in favor of the earlier-filed Federal Action. The defendant directors and officers joined in that motion. The individual defendants also demurred to the State Action, on the basis that the operative complaint failed to state a cause of action as to each of them. Following the stay of the Federal Action, the parties in the State Action filed a stipulation withdrawing the Company’s Motion to Stay Proceedings as moot, setting out a schedule for the filing of a demurrer by the Company, continuing the hearing of the individual defendants’ demurrer, and setting April 3, 2007 as the date for the hearing of both demurrers.  On January 22, 2007, the State Court issued an order approving the Company’s withdrawal of the Motion to Stay Proceedings.   Thereafter, the Company demurred to the complaint on the ground that plaintiffs had not demonstrated that a pre-suit demand would have been futile; the individual defendants joined in that demurrer.  The Court held a hearing on the demurrers on July 13, 2007.  The Court sustained the Company’s demurrer, and granted the plaintiffs leave to amend the complaint within thirty days of the hearing.  The Court did not address the individual defendants’ demurrers.  On August 13, 2007, plaintiffs filed an amended complaint.  No schedule has been set for the defendants to respond to the complaint.

On March 23, 2007, certain current and former directors and officers of the Company were named as defendants in a stockholder derivative action filed in the Court of Chancery of the State of Delaware, captioned Weiss v. Swanson, et al. (the “Delaware Action”).  Plaintiff in the Delaware Action alleges that the defendant directors and officers made “spring-loaded” and “bullet-dodged” stock option grants to certain of the Company’s officers and directors during the period from 1996 through 2005.  Plaintiff asserts claims for breach of fiduciary duty against all of the defendants and claims for unjust enrichment against those defendants who received challenged grants.  Plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The Company is also named as a nominal defendant in the Delaware Action, thus no recovery against the Company is sought.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than responding to the defendants’ motion, plaintiff filed an amended complaint on August 10, 2007.  No schedule has been set for the defendants to respond to the complaint.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2007.

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information regarding historical market, market price range and dividend information for the past two fiscal years may be found in “Note 10. Quarterly Information” in Part II, Item 8 of this Form 10-K.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended July 1, 2007.  In addition to the shares purchased in the table below, the Company also purchased a total of 6.6 million shares in the first, second and third quarters of fiscal year 2007.  During fiscal year 2007, the Company purchased and retired a total of 78.9 million shares of its common stock.
			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
Month #1 (April 2, 2007 –
April 29, 2007)	47,317,199	(1)	47,317,199	18,335,750
Month #2 (April 30, 2007 -
May 27, 2007)	-	-	-	-
Month #3 (May 28, 2007 –
July 1, 2007)	24,965,324	(1)	24,965,324	18,335,750
Total	72,282,523	(1)	72,282,523	18,335,750

(1)  On April 17, 2007 the Company’s Board of Directors authorized a $3.0 billion accelerated stock repurchase transaction (“ASR”).  As part of the ASR, the Company entered into two $1.5 billion confirmations totaling $3.0 billion during the fourth quarter of fiscal 2007.  Under these confirmations, the Company provided a financial institution with an up−front payment totaling $3.0 billion.  The number of shares of common stock that will be delivered to the Company for the first confirmation will be determined based on the daily volume weighted average price of the Company’s common stock over an approximately three-month period that commenced shortly after the issuance of the Company’s $1.7 billion Convertible Senior Notes in April 2007.  Under the terms of the first $1.5 billion confirmation, the Company was delivered 33.3 million shares of its common stock during the fourth quarter of fiscal 2007.  The first confirmation ended during the first quarter of fiscal 2008 and the Company was delivered an additional 7.7 million shares.  Accordingly, under the first confirmation the Company received a total of 41.0 million shares at an average purchase price of $36.57.  Under the terms of the second $1.5 billion confirmation, the Company was delivered 38.9 million shares of its common stock during the fourth quarter of fiscal 2007. The exact number of shares for the second confirmation will be determined based on the daily volume weighted average price of the Company’s common stock (subject to a per share floor price and cap price resulting in a purchase by the Company under that part of the ASR of no fewer than approximately 38.9 million shares of common stock and not more than approximately 42.5 million shares of common stock) over the subsequent approximately six-month period.

In addition, on July 25, 2006 the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period of which 18.3 million shares still remain for purchase over the next 12 month period.

Stock Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the S&P 500 and the Philadelphia Semiconductor Index for the period of five years commencing June 28, 2002 and ending June 29, 2007. The graph assumes that $100 was invested on June 28, 2002 in each of Linear common stock, the S&P 500 Index, and the Philadelphia Semiconductor Index.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE FISCAL YEARS ENDED JULY 1, 2007	2007	2006	2005	2004	2003
In thousands, except per share amounts
Income statement information
Revenues	$1,083,078	$1,092,977	$1,049,694	$807,281	$606,573
Net income*	411,675	428,680	433,974	328,171	236,591
Basic earnings per share*	1.42	1.40	1.41	1.05	0.76
Diluted earnings per share*	1.39	1.37	1.38	1.02	0.74
Weighted average shares outstanding – Basic	290,502	305,156	307,426	312,063	313,115
Weighted average shares outstanding – Diluted	296,616	313,285	315,067	321,456	321,375
Balance sheet information
Cash, cash equivalents and short-term investments	$633,307	$1,819,587	$1,790,912	$1,656,540	$1,593,567
Total assets	1,218,857	2,390,895	2,286,234	2,087,703	2,056,879
Long-term debt	1,700,000	-	-	-	-
Cash dividends per share	$0.66	$0.50	$0.36	$0.28	$0.21

* The results for fiscal years 2007 and 2006 were impacted by all forms of stock-based compensation as a result of the Company implementing Statement of Financial Accounting Standards 123(R) at the beginning of fiscal year 2006.  For more information on Stock-Based Compensation see “Note 2. Stock-Based Compensation” in Part II, Item 8 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Estimates

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require it to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company regularly evaluates these estimates, including those related to stock-based compensation, inventory valuation, revenue recognition and income taxes. These estimates are based on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying values of assets and liabilities.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Stock-Based Compensation

Beginning in fiscal year 2006, the Company accounts for stock-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standards 123(R) (“SFAS 123R”). Under SFAS 123R, stock option cost is calculated on the date of grant using the Black-Scholes valuation model. The compensation cost is then amortized straight-line over the vesting period.  The Company uses the Black-Scholes valuation model to determine the fair value of its stock options at the date of grant.  The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility, dividend yields and risk free interest rates that determine the stock options fair value. If actual results are not consistent with the Company’s assumptions and judgments used in estimating the key assumptions, the Company may be required to increase or decrease compensation expense or income tax expense, which could be material to its results of operations.  In addition, SFAS 123R requires forfeitures to be estimated at the time of grant. In subsequent periods, if actual forfeitures differ from the estimate, the forfeiture rate may be revised.  The Company estimates forfeitures based on its historical activity, as it believes these forfeiture rates to be indicative of its expected forfeiture rate.

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

Revenue Recognition

Revenue from product sales made directly to customers is recognized upon the transfer of title, which generally occurs at the time of shipment.  Revenue from the Company’s sales to domestic distributors is generally recognized under agreements which provide for certain sales price rebates and limited product return privileges.  As a result, the Company defers recognition of such sales until the domestic distributors sell the merchandise.  The Company relieves inventory and records a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms.  The income to be derived from distributor sales is recorded under current liabilities on the balance sheet as “deferred income on shipments to distributors” until such time as the distributor confirms a final sale to its end customer.

The Company’s sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates.  Revenue on these sales is recognized upon shipment at which time title passes.  The Company has reserves to cover expected product returns.  If product returns for a particular fiscal period exceed or are below expectations, the Company may determine that additional or less sales return allowances are required to properly reflect its estimated exposure for product returns.  Generally, changes to sales return allowances have not had a significant impact on operating margin.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are probable. If the Company determines that payment of these amounts is unnecessary, in concert with a review of its total tax liabilities, it may reverse the liability and recognize a tax benefit during the period in which it determines that the liability is no longer necessary.  The Company will also record an additional charge to its provision for taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be. For a discussion of current tax matters, see “Note 8. Income Taxes” in Part II, Item 8 of this Form 10-K.

Results of Operations

Effective July 4, 2005, the Company adopted the provisions of SFAS 123R, which requires the Company to measure all employee stock−based compensation awards using a fair value method and record such expense in the consolidated financial statements.  Prior to July 4, 2005, the Company accounted for stock−based compensation awards in accordance with Accounting Principles Board (“APB”) Opinion No. 25. The Company implemented SFAS 123R using the modified prospective method. Under this method, periods prior to July 4, 2005 are not restated to reflect stock−based compensation using a fair value method.  The adoption of SFAS 123R to some extent affects the comparability of financial performance between fiscal years 2007 and 2006 versus 2005 because fiscal year 2005 does not have stock option expense.

The table below states the income statement items as a percentage of revenues and provides the percentage change of such items compared to the prior fiscal year amount.

	Fiscal Year Ended			Percentage Change
	July 1,	July 2,	July 3,	2007 Over	2006 Over
	2007	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	(1%)	4%
Cost of sales	22.3	21.8	20.9	1	9
Gross profit	77.7	78.2	79.1	(2)	3

Expenses:
Research & development	17.0	14.7	12.5	14	22
Selling, general & administrative	12.3	11.9	10.4	3	19
	29.3	26.6	22.9	9	21
Operating income	48.4	51.6	56.2	(7)	(4)
Interest expense	(1.1)	(0.2)	(0.2)	545	(8)
Interest income	5.3	5.0	3.1	5	69
Income before income taxes	52.6%	56.4%	59.1%	(8)	(1)

Effective tax rates	27.8%	30.5%	30.0%

Revenues for the twelve months ended July 1, 2007 were $1,083.1 million, a decrease of $9.9 million or 1% from revenues of $1,093.0 million for fiscal year 2006.  Fiscal year 2007 revenues decreased in most of the Company’s end-markets except automotive.  The average selling price (“ASP”) for fiscal year 2007 was relatively flat at $1.60 per unit compared to $1.62 per unit in fiscal year 2006.  Geographically, international revenues were $738.1 million or 68% of revenues for the twelve months ended July 1, 2007, a decrease of $22.3 million as compared to international revenues of $760.4 million or 70% of revenues for the same period in the previous fiscal year.  Internationally, sales to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $402.4 million or 37% of revenues, while sales to Europe and Japan were $193.1 million or 18% of revenues and $142.6 million or 13% of revenues, respectively.  Domestic revenues were $345.0 million or 32% of revenues for the twelve months ended July 1, 2007, an increase of $12.4 million over domestic revenues of $332.6 million or 30% of revenues in the same period in fiscal year 2006.

Royalty revenues included in revenue for fiscal years 2007 and 2006 were not material.  During the third quarter of fiscal year 2005, the Company entered into a long-term royalty agreement that accounted for $40.0 million of total revenues for the quarter and the fiscal year.  The $40.0 million represented past royalties under the terms of a settlement and license agreement with another company.  The Company expects to earn future royalties, which are dependent on sales of licensed products, quarterly through June 2013.  Such ongoing quarterly royalty revenue is not expected to be material to each individual quarter’s total revenue.

Revenues for the twelve months ended July 2, 2006 were $1,093.0 million, an increase of $43.3 million or 4% over revenues of $1,049.7 million for fiscal year 2005.  Fiscal year 2005 revenue had two components, net product sales of $1,009.7 million and as discussed above, royalty revenue of $40.0 million.  Fiscal year 2006 revenues increased in the Company’s industrial, high-end consumer and automotive end-markets and decreased in the computer end-market when compared to fiscal year 2005.  The average selling price (“ASP”) for fiscal year 2006 increased to $1.62 per unit over $1.44 per unit in fiscal year 2005.  The increase in ASP over the prior year was due to a shift in the mix of products sold.  Increases in sales of products that go into industrial and automotive end-markets that have higher ASP’s were partially offset by a decrease in sales of products that go into the handset portion of the communication end-market and the computer end-market.

Geographically, international revenues were $760.4 million or 70% of revenues for the twelve months ended July 2, 2006, an increase of $29.4 million as compared to international revenues of $731.0 million or 70% of revenues for the same period in fiscal year 2005.  Internationally, sales to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $415.2 million or 38% of revenues, while sales to Europe and Japan were $191.7 million or 18% of revenues and $153.5 million or 14% of revenues, respectively.  Domestic revenues were $332.6 million or 30% of revenues for the twelve months ended July 2, 2006, an increase of $13.9 million as compared to domestic revenues of $318.7 million or 30% of revenues in the same period in fiscal year 2005.

Gross profit for the year ended July 1, 2007 was $841.6 million, a decrease of $13.0 million or 2% from gross profit of $854.6 million in fiscal year 2006.  Gross profit as a percentage of revenues decreased to 77.7% of revenues in fiscal year 2007 as compared to 78.2% of revenues in fiscal year 2006.  The decrease in gross profit as a percentage of revenues in fiscal year 2007 was primarily due to increases in costs related to stock-based compensation of $3.2 million and spreading fixed costs over a lower revenue base.  These decreases were partially offset by lower profit sharing.

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

Research and development (“R&D”) expense for the year ended July 1, 2007 was $183.6 million, an increase of $22.7 million or 14% over R&D expense of $160.8 million in fiscal year 2006.  The increase in R&D was due to an $11.1 million increase in compensation costs related to employee headcount and annual merit.  The increase in R&D expense was also due to higher costs related to stock-based compensation, which increased $12.5 million. In addition, the Company had a $6.0 million increase in other R&D related expenses such as legal costs, mask costs and small tool charges. Offsetting these increases was a decrease in profit sharing of $6.9 million.

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

Selling general and administrative (“SG&A”) expense for the year ended July 1, 2007 was $133.7 million, an increase of $3.9 million or 3% over SG&A expense of $129.8 million in fiscal year 2006.  The increase in SG&A was due to a $6.5 million increase in compensation costs related to employee headcount and annual merit.  In addition to compensation costs the Company had a $0.9 million increase in stock-based compensation and a $3.0 million increase in legal expenses.  Offsetting these increases was a $5.0 million decrease in profit sharing and a $1.5 million decrease in other SG&A costs.

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

Interest expense for the twelve months ended July 1, 2007 was $12.1 million, an increase of $10.2 million over interest expense of $1.9 million in fiscal year 2006.  The increase in interest expense was due to the Company’s issuance of $1.7 billion Convertible Senior Notes during the fourth quarter of fiscal year 2007 bearing interest at 3.0% and 3.125%. Total interest expense of $12.1 million included charges of $10.4 million related to the convertible debt which comprised convertible debt interest, amortization of the convertible debt discount and amortization of service fees.  Interest expense for the twelve months ended July 2, 2006 was $1.9 million, which was relatively flat, in comparison with the $2.0 million interest expense for fiscal year 2005.

Interest income for the twelve months ended July 1, 2007 was $57.7 million, an increase of $3.0 million or 5% over interest income of $54.7 million in fiscal year 2006.  Interest income increased in fiscal year 2007 when compared to fiscal year 2006 primarily due to the higher average interest rate earned on the Company’s average cash balance.  Offsetting the effect of higher interest rates was the decrease in the Company’s average cash and short-term investment balance as the Company used $1.3 billion of its cash to fund a $3.0 billion ASR transaction during the fourth quarter of fiscal year 2007.

Interest income for the twelve months ended July 2, 2006 was $54.7 million, an increase of $22.3 million or 69% over interest income of $32.4 million in fiscal year 2005.  Interest income increased due to the increase in the average interest rate earned on the Company’s cash and short-term investment balance, partially offset by a decrease in the Company’s average cash and short-term investment balance.

The Company’s effective tax rate was 27.8% in fiscal year 2007, 30.5% in fiscal year 2006 and 30% in fiscal year 2005.  The decrease in the effective tax rate from fiscal year 2006 to fiscal year 2007 is primarily the result of the reinstatement of the R&D tax credit legislation during the second quarter of fiscal year 2007, an increase in foreign earnings in lower tax jurisdictions and higher tax-exempt interest.  In addition, the Company received a one-time tax benefit during the fourth quarter of fiscal year 2007 as the Company settled with the Internal Revenue Service certain disputed tax benefits for fiscal years 1997-2001 related to its Foreign Sales Corporation (“FSC”).  The Company revised its tax reserves accordingly as a result of settling the FSC issue.

The increase in the tax rate from 30% in fiscal year 2005 to 30.5% in fiscal year 2006 is due to lower tax benefits received from the Company’s export sales, as well as qualified research and development expenditures offset partially by an increase in tax exempt interest income and the new deduction received for domestic manufacturing activities.  The Company’s effective tax rate is lower than the federal statutory rate of 35% primarily as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through 2011 that may be extended through 2014 provided that the Company fulfills additional investment requirements in qualifying activities. In addition, the Company receives a tax benefit from certain R&D spending and non-taxable interest income.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Annual Report on Form 10-K, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below and in  “Item 1A – Risk Factors” section of this Annual Report on Form 10-K.

The Company ended its 2007 fiscal year on a positive note with sequential quarterly increases to revenues and operating margin as a percentage of revenues.  During the fourth quarter of fiscal 2007, the Company significantly improved its capital structure through the issuance of $1.7 billion of Convertible Senior Notes and a subsequent $3.0 billion ASR transaction that was funded by the Notes and $1.3 billion of the Company’s cash.  The Company’s bookings grew in the quarter and the Company is going into the September quarter with a larger backlog and a slightly lower turns requirement than in previous quarters.  Turns are orders that must be both booked and shipped in the same quarter.  The Company’s lead times have remained unchanged at 4 to 6 weeks. Looking ahead to the September quarter the Company believes that most of the major inventory corrections are over and that orders placed on the Company and the corresponding shipments should reflect improving market demand.  Most of the Company’s customers continue to be cautious, but not as guarded, in their outlook.  Although the overall semiconductor market growth outlook is not strong the financial performance of the Company and most of its competitors improved in the June quarter over the March quarter.  Considering these factors, the Company currently expects revenue to grow approximately 4% to 6% in the September quarter with EPS increasing more in the high end of that range, as the September quarter will have the full impact of the $3.0 billion ASR.  The Company anticipates that net interest expense will be approximately $9.3 million; the effective income tax rate before discrete items will be 29.5%; and diluted shares outstanding will be approximately 235.0 million.

Estimates of future performance are uncertain, and past performance of the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall economy.  The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development.  Furthermore, new product introductions and patent protection of existing products, as well as exposure related to patent infringement suits if brought against the Company, are factors that can influence future sales growth and sustained profitability.  The Company’s headquarters, and a portion of its manufacturing facilities and research and development activities and certain other critical business operations are located near major earthquake fault lines in California.  Consequently, the Company could be adversely affected in the event of a major earthquake.

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

Liquidity and Capital Resources

At July 1, 2007, cash, cash equivalents and short-term investments totaled $633.3 million and working capital was $681.2 million. These amounts were substantially reduced during the fourth quarter of fiscal year 2007 as a result of the Company’s $3.0 billion ASR transaction of which the Company used $1.3 billion of its own cash to fund; the remaining $1.7 billion was funded through the Convertible Senior Note offering.  The Company’s cash and short-term investment balance decreased $1.2 billion from the prior fiscal year primarily due to the ASR.  The Company believes that repurchasing stock represents an opportunity to use its large cash and short-term investment balance, together with some leveraging of the Company’s strong cashflow from operations, to enhance long-term shareholder value.  Presently, the Company intends to repay its debt, when due, with cash generated from operations over the debt period.

The Company’s accounts receivable balance decreased $23.8 million from $154.3 million at the end of fiscal year 2006 to $130.5 million at the end of fiscal year 2007.  The decrease is primarily due to lower shipments. The Company’s inventory balance increased $12.0 million due to an increase in the Company’s work in process inventory, primarily in unpackaged die or “die bank.”  Inventory remained flat between the third and fourth quarter of fiscal 2007.  The Company’s prepaid expense and other current asset balance decreased $8.4 million due to lower accrued interest income as a result of the Company using $1.3 billion of its cash and short-term investments to fund the $3.0 billion ASR.

Net property, plant and equipment increased $18.6 million during fiscal year 2007. Additions totaled $62.0 million primarily due to the purchase of production equipment.  These increases were offset by depreciation of $43.4 million.  The Company’s other non-current assets increased $25.4 million over the prior fiscal year primarily due to the Company capitalizing the $22.0 million offering discount related to its Convertible Senior Notes offering. The offering discount will be amortized over the debt periods of 3.5 years and 7 years.

Accrued payroll and related benefits totaled $54.5 million at the end of fiscal year 2007, a decrease of $15.0 million from the fourth quarter of fiscal year 2006.  The decrease is primarily due to the lower profit sharing accrual.  The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters.  Income taxes payable of $45.3 million at the end of fiscal year 2007 decreased $39.3 million from the previous fiscal year due to higher tax payments primarily as a result of the Company’s payments for settling certain tax audits related to the FSC.

Deferred income on shipments to distributors decreased by $8.1 million from the prior fiscal year due to distributors managing their inventories more tightly.  This is partially in response to suppliers utilizing shorter order lead times, inventory reductions at distributors end customers, and movement within the industry to reduce leaded inventory while moving to lead-free integrated circuits.  Other accrued liabilities increased $8.8 million over the prior fiscal year primarily due the increase in accrued interest of $9.7 million as a result of the Company’s $1.7 billion convertible debt transaction during the fourth quarter of fiscal year 2007.  Interest payments on the convertible debt are made semi-annually on May 1 and November 1 of each year, beginning on November 1, 2007.

Convertible Senior Notes increased $1.7 billion during the fourth quarter of fiscal year 2007.  The Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes (“the Notes”) due May 1, 2027.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of approximately $3.0 billion of its common stock pursuant to an ASR transaction it entered into with an affiliate of the initial purchaser simultaneously with the offering of the Notes. As a result of the $3.0 billion ASR transaction the Company's stockholders' equity reduced into a deficit of $708 million at July 1, 2007 from a positive balance of $2.1 billion at July 2, 2006 because, for accounting purposes the market value of the shares repurchased were recorded as a reduction to common stock, additional paid-in capital, and retained earnings in stockholders' equity.

During fiscal year 2007, the Company generated $1.7 billion in cash from the issuance of Convertible Senior Notes, $478.0 million of cash from operating activities, $808.8 million of  net proceeds from sales and maturities of short-term investments, $84.5 million in proceeds from common stock issued under employee stock plans, and $14.2 million from excess tax benefits received on the exercise of stock awards.  During fiscal year 2007, significant cash expenditures included $3.2 billion for repurchases of common stock, payments of $192.4 million for cash dividends to stockholders, representing $0.66 per share, and purchases of $62.0 million for capital assets.  In July 2007, the Company’s Board of Directors declared a cash dividend of $0.18 per share.  The $0.18 per share dividend will be paid during the September quarter of fiscal year 2008.  The payment of future dividends will be based on financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the foreseeable future.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at July 1, 2007 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

(In Thousands)	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012 and thereafter
Operating lease obligations (1)	$ 2,400	$ 1,900	$ 1,500	$ 1,100	$ 3,400
3.0% convertible debentures – principal and interest (2)	30,000	30,000	30,000	30,000	85,000
3.125% convertible debentures – principal and interest (3)	21,875	21,875	21,875	7,292	-
Total	$ 54,275	$ 53,775	$ 53,375	$ 38,392	$ 88,400

(1)
The Company leases some of its facilities under non−cancelable operating leases that expire at various dates through fiscal 2057.  See “Note 9. Commitments and Contingencies” in Part II, Item 8 of this Form 10-K for additional information about operating leases.

(2)
In April 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027. The Company will pay cash interest at an annual rate of 3.0% payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2007.

(3)
In April 2007, the Company issued $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027. The Company will pay cash interest at an annual rate of 3.125% payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2007.

Off-Balance Sheet Arrangements

As of July 1, 2007, the Company had no off-balance sheet financing arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s cash equivalents and short-term investments are subject to market risk, primarily interest rate and credit risk.  The Company’s investments are managed by outside professional managers within investment guidelines set by the Company.  Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.  The Company does not use derivative financial instruments in its investment portfolio. Based upon the weighted average duration of the Company’s investments at July 1, 2007, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company’s investments totaling approximately $3.6 million.  However, because the Company’s debt securities are classified as available-for-sale, no gains or losses are recognized by the Company in its results of operations due to changes in interest rates unless such securities are sold prior to maturity.  These investments are reported at fair value with the related unrealized gains or losses reported in accumulated other comprehensive income, a component of stockholders’ (deficit) equity. The Company generally holds securities until maturity.

The Company’s sales outside the United States are transacted in U.S. dollars; accordingly, the Company’s sales are not generally impacted by foreign currency rate changes.  To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

THREE YEARS ENDED JULY 1, 2007	2007	2006	2005

Revenues	$1,083,078	$1,092,977	$1,049,694
Cost of sales(1)	241,513	238,400	219,188
Gross profit	841,565	854,577	830,506

Expenses:
Research and development (1)	183,557	160,849	131,429
Selling, general and administrative(1)	133,690	129,778	109,448
	317,247	290,627	240,877

Operating income	524,318	563,950	589,629
Interest expense	(12,093)	(1,876)	(2,030)
Interest income	57,699	54,734	32,365
Income before income taxes	569,924	616,808	619,964
Provision for income taxes	158,249	188,128	185,990

Net income	$411,675	$428,680	$433,974

Basic earnings per share	$1.42	$1.40	$1.41
Shares used in the calculation of basic
earnings per share	290,502	305,156	307,426

Diluted earnings per share	$1.39	$1.37	$1.38
Shares used in the calculation of diluted
earnings per share	296,616	313,285	315,067

Cash dividends per share	$0.66	$0.50	$0.36

(1) Includes stock-based compensation charges as follows
Cost of sales	$11,481	$8,307	$2,635
Research and development	37,341	24,864	7,111
Selling, general and administrative	22,786	21,884	11,036

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

JULY 1, 2007 AND JULY 2, 2006	2007	2006

Assets
Current assets:
Cash and cash equivalents	$156,494	$541,060
Short-term investments	476,813	1,278,527
Accounts receivable, net of allowance for
doubtful accounts of $1,775 ($1,808 in 2006)	130,546	154,297
Inventories:
Raw materials	4,318	4,095
Work-in-process	35,002	25,550
Finished goods	11,755	9,386
Total inventories	51,075	39,031
Deferred tax assets	35,038	44,682
Prepaid expenses and other current assets	11,138	19,539
Total current assets	861,104	2,077,136
Property, plant and equipment, at cost:
Land, buildings and improvements	201,547	190,861
Manufacturing and test equipment	449,175	402,038
Office furniture and equipment	3,332	3,609
	654,054	596,508
Accumulated depreciation and amortization	(387,454)	(348,539)
Net property, plant and equipment	266,600	247,969
Other non-current assets	91,153	65,790
Total assets	$1,218,857	$2,390,895

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$11,161	$14,574
Accrued payroll and related benefits	54,470	69,451
Deferred income on shipments to distributors	39,946	48,013
Income taxes payable	45,327	84,629
Other accrued liabilities	28,965	20,159
Total current liabilities	179,869	236,826
Deferred tax liabilities	12,917	10,035
Convertible senior notes	1,700,000	-
Other long-term liabilities	34,036	39,536
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 2,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized;
229,655 shares issued and outstanding at July 1, 2007
(303,092 shares at July 2, 2006)	229	303
Additional paid-in capital	901,906	1,063,143
Accumulated other comprehensive income, net of tax	(647)	(5,085)
(Accumulated deficit) retained earnings	(1,609,453)	1,046,137
Total stockholders’ (deficit) equity	(707,965)	2,104,498
Total liabilities and stockholders’ (deficit) equity	$1,218,857	$2,390,895

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

THREE YEARS ENDED JULY 1, 2007	2007	2006	2005

Cash flow from operating activities:
Net income	$411,675	$428,680	$433,974
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	50,717	49,272	48,837
Tax benefit received on the exercise of
stock-based awards	9,112	9,846	37,591
Stock-based compensation	71,608	55,055	20,782
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	23,751	(28,433)	(46,722)
Increase in inventories	(12,044)	(3,603)	(1,624)
Decrease (increase) in prepaid expenses, other
current assets and deferred tax assets	15,436	(6,863)	(3,523)
(Increase) decrease in long-term assets	(32,719)	(1,316)	1,000
(Decrease) increase in accounts payable,
accrued payroll and other accrued liabilities	(15,088)	3,749	2,751
(Decrease) increase in deferred income on
shipments to distributors	(8,067)	4,305	1,846
(Decrease) increase in income taxes payable	(39,302)	16,462	(3,596)
(Decrease) increase in deferred tax liabilities	2,882	(17,154)	1,402

Cash provided by operating activities	477,961	510,000	492,718

Cash flow from investing activities:
Purchase of short-term investments	(1,322,337)	(1,307,854)	(1,219,638)
Purchase of long-term investments	-	(13,400)	-
Proceeds from sales and maturities of
short-term investments	2,131,098	1,493,494	1,204,225
Purchase of property, plant and equipment	(61,992)	(69,390)	(62,127)

Cash provided by (used in) investing activities	746,769	102,850	(77,540)

Cash flow from financing activities:
Excess tax benefits received on the exercise of
stock-based awards	14,241	33,069	-
Issuance of common stock under employee stock plans	84,470	68,603	72,651
Issuance of convertible senior notes	1,700,000	-	-
Purchase of common stock	(3,215,574)	(342,769)	(257,218)
Payment of cash dividends	(192,433)	(153,874)	(110,972)

Cash used in financing activities	(1,609,296)	(394,971)	(295,539)

(Decrease) increase in cash and cash equivalents	(384,566)	217,879	119,639
Cash and cash equivalents, beginning of period	541,060	323,181	203,542

Cash and cash equivalents, end of period	$156,494	$541,060	$323,181
Supplemental disclosures of cash flow information:

Cash paid during the fiscal year for income taxes	$175,204	$150,030	$154,482

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands, except per share amounts)

THREE YEARS ENDED JULY 1, 2007				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit)	Equity (Deficit)
Balance at June 27, 2004	308,548	$309	$815,163	$(2,460)	$997,593	$1,810,605
Issuance of common stock for cash
under employee stock option,
restricted stock and stock
purchase plans	5,078	5	72,646	-	-	72,651
Tax benefit from stock option transactions	-	-	37,591	-	-	37,591
Purchase and retirement of common stock	(7,039)	(7)	(19,726)	-	(237,485)	(257,218)
Cash dividends - $0.36 per share	-	-	-	-	(110,972)	(110,972)
Stock-based compensation expense	-	-	20,782	-	-	20,782
Comprehensive income:
Unrealized loss on available-for- sale
investments, net of ($1,841) tax effect	-	-	-	(379)	-	(379)
Net income	-	-	-	-	433,974	433,974
Comprehensive income	-	-	-	-	-	433,595
Balance at July 3, 2005	306,587	307	926,456	(2,839)	1,083,110	2,007,034
Issuance of common stock for cash
under employee stock option,
restricted stock and stock
purchase plans	6,041	6	68,597	-	-	68,603
Tax benefit from stock option transactions	-	-	42,915	-	-	42,915
Purchase and retirement of common stock	(9,536)	(10)	(30,980)	-	(311,779)	(342,769)
Cash dividends - $0.50 per share	-	-	-	-	(153,874)	(153,874)
Stock-based compensation expense	-	-	56,155	-	-	56,155
Comprehensive income:
Unrealized loss on available-for- sale
investments, net of ($3,159) tax effect	-	-	-	(2,246)	-	(2,246)
Net income	-	-	-	-	428,680	428,680
Comprehensive income	-	-	-	-	-	426,434
Balance at July 2, 2006	303,092	303	1,063,143	(5,085)	1,046,137	2,104,498
Issuance of common stock for cash
under employee stock option,
restricted stock and stock
purchase plans	5,492	5	84,465	-	-	84,470
Tax benefit from stock option transactions	-	-	23,353	-	-	23,353
Purchase and retirement of common stock	(78,929)	(79)	(340,663)	-	(2,874,832)	(3,215,574)
Cash dividends - $0.66 per share	-	-	-	-	(192,433)	(192,433)
Stock-based compensation expense	-	-	71,608	-	-	71,608
Comprehensive income:
Unrealized gain on available-for- sale
investments, net of ($551) tax effect	-	-	-	4,438	-	4,438
Net income	-	-	-	-	411,675	411,675
Comprehensive income	-	-	-	-	-	416,113
Balance at July 1, 2007	229,655	$229	$901,906	$(647)	$(1,609,453)	$(707,965)

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Significant Accounting Policies

Description of Business

Linear Technology Corporation designs, manufactures and markets a broad line of standard high performance linear integrated circuits. Applications for the Company's products include telecommunications, cellular telephones, networking products, notebook computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras, global positioning systems, and MP3 players, complex medical devices, automotive electronics, factory automation, process control, and military and space systems. The Company was organized and incorporated in 1981.

Basis of Presentation

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30.  Fiscal years 2007 and 2006 were 52-week years, and fiscal year 2005 was a 53-week year.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant inter-company accounts and transactions.  Accounts denominated in foreign currencies have been translated using the U.S. dollar as the functional currency.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgements that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash Equivalents and Short-term Investments

Cash equivalents are highly liquid investments purchased with original maturities of three months or less at the time of purchase.  Investments with maturities over three months at the time of purchase are classified as short-term investments.

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.”  At July 1, 2007 and July 2, 2006, all of the Company's short-term investments in debt securities were classified as available-for-sale under SFAS 115.  Short-term investments consist primarily of highly liquid debt securities with a maturity of greater than three months when purchased.  The Company classifies investments with maturities greater than twelve months as short-term as it considers all investments as a potential source of operating cash regardless of maturity date.  The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ (deficit) equity, net of tax.  The fair value of investments is determined using quoted market prices for those securities.

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

No single end customer has accounted for 10% or more of the Company’s revenues.  The Company’s primary domestic distributor, Arrow Electronics, accounted for 14% of revenues during fiscal year 2007 and 16% of accounts receivable as of July 1, 2007; 14% of revenues during fiscal year 2006 and 15% of accounts receivable as of July 2, 2006; 13% of revenues during fiscal year 2005 and 18% of accounts receivable as of July 3, 2005.  Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products.  No other distributor or end customer accounted for 10% or more of revenues for fiscal years 2007, 2006, and 2005.

The Company’s assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations.  However, the Company’s foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk.  The Company considers this risk to be minor and, for the three years ended July 1, 2007, did not utilize derivative instruments to hedge foreign currency risk or for any other purpose.  Gains and losses resulting from foreign currency fluctuations are recognized in income currently and were not material for all periods presented.

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

Property, Plant and Equipment and Other Non-Current Assets

Depreciation for property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (3-7 years for equipment and 10-30 years for buildings and building improvements).  Leasehold improvements are amortized over the shorter of the asset’s useful life or the expected term of the lease.  Depreciation and amortization expense for fiscal years 2007, 2006 and 2005 were $43.4 million, $42.4 million and $42.2 million, respectively.

Other non-current assets principally relate to technology agreements totaling $34.3 million; capitalized offering discount fees related to the Company’s Convertible Senior Notes totaling $21.6 million; a long-term investment in a private company of $13.4 million; and non-current deferred tax assets totaling $21.9 million.  Technology agreements are generally amortized over their contractual periods, primarily 3 to 10 years using the straight-line method of amortization.  The Company has elected to amortize the offering discounts straight-line over the Company’s earliest redemption dates of November 1, 2010 (3.5 years) and May 1, 2014 (7 years). The Company’s investment in a private company is accounted for under the cost method and will be reviewed for impairment whenever events or changes in circumstance indicate the carrying value may not be recoverable. Non-current deferred tax assets relate to stock-based compensation.

The Company performs reviews of its long-lived assets for impairment whenever events or changes in circumstance indicate the carrying value may not be recoverable or that the useful life is shorter than originally estimated.

Long-lived assets by geographic area were as follows, net of accumulated depreciation:

In thousands	July 1,	July 2,
	2007	2006
United States	$253,925	$177,584
Malaysia	37,927	28,404
Singapore	44,068	41,981
Total long-lived assets	$335,920	$247,969

Advertising Expense

The Company expenses advertising costs in the period in which they occur. Advertising expenses for fiscal years 2007, 2006 and 2005 were approximately $6.6 million, $7.1 million and $7.1 million, respectively.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  Revenue from the Company’s sales to domestic distributors is recognized under agreements which provide for certain sales price rebates and limited product return privileges.  As a result, the Company defers recognition of such sales until the domestic distributors sell the merchandise.  The Company relieves inventory and records a receivable on the initial sale to the distributor as title has passed to the distributor and payment is collected on the receivable within normal trade terms.  The income to be derived from distributor sales is recorded under current liabilities on the balance sheet as “deferred income on shipments to distributors” until such time as the distributor confirms a final sale to its end customer.  The Company’s sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates.  Revenue on these sales is recognized upon shipment at which time title passes.  The Company estimates international distributor returns based on historical data and current business expectations and defers a portion of international distributor sales and costs based on these estimated returns.

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

Stock-Based Compensation

The Company has equity incentive plans, which are described more fully in “Note 2: Stock-Based Compensation." Effective July 4, 2005, the Company accounts for stock-based compensation arrangements in accordance with the provisions of Financial Accounting Standards Board Statement (“FASB”) No. 123(R) (“SFAS 123R”), “Share-Based Payment.”  Prior to July 4, 2005, the Company accounted for awards granted under its stock based plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock−Based Compensation” (“SFAS No. 123”), as amended.  Under SFAS 123R, compensation is measured at the grant date, based on the fair value of the award.  The Company amortizes the compensation cost straight-line over the vesting period, which is generally five years.  The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

Income Taxes

Financial Accounting Standards Board Statement No. 109 (“SFAS 109”), “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS 109, the Company recognizes federal, state and foreign current tax liabilities or assets based on its estimate of taxes payable or refundable in the current fiscal year by tax jurisdiction. The Company also recognizes federal, state and foreign deferred tax assets or liabilities, as appropriate, for its estimate of future tax effects attributable to temporary differences and carryforwards.

The Company’s calculation of current and deferred tax assets and liabilities is based on certain estimates and judgments and involves dealing with uncertainties in the application of complex tax laws.  The Company’s estimates of current and deferred tax assets and liabilities may change based, in part, on added certainty or finality to an anticipated outcome, changes in accounting standards or tax laws in the United States, or foreign jurisdictions where it operates, or changes in other facts or circumstances. In addition, the Company recognizes liabilities for potential United States and foreign income tax contingencies based on its estimate of whether, and the extent to which, additional taxes may be due. If the Company determines that payment of these amounts is unnecessary or if the recorded tax liability is less than its current assessment, the Company may be required to recognize an income tax benefit or additional income tax expense in its financial statements, accordingly.

Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of restricted stock and stock options, calculated using the treasury stock method.  The dilutive effect of stock options and restricted stock was 6,114,000, 8,129,000, and 7,641,000 shares for fiscal years 2007, 2006, and 2005, respectively.  The weighted average diluted common shares outstanding for fiscal years 2007, 2006, and 2005 excludes the dilutive effect of approximately 18,274,000, 18,098,000, and 12,352,000 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the fiscal year.

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

Export sales by geographic area were as follows:

In thousands	July 1,	July 2,	July 3,
	2007	2006	2005
Europe	$193,125	$191,640	$173,823
Japan	142,599	153,527	142,889
Rest of the world	402,399	415,195	414,276
Total export sales	$738,123	$760,362	$730,988

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by describing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will adopt FIN 48 in the first quarter of fiscal year 2008 as required.  The cumulative effect, if any, of adopting FIN 48 will be recorded as an adjustment to accumulated deficit.  The Company does not expect the adoption of FIN 48 to have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB ratified the Emerging Issue Task Force (EITF) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical, Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”).  EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period.  The Company is required to apply the provisions of EITF 06-2 beginning fiscal year 2008.   EITF 06-2 allows for adoption through retrospective application to all prior periods or through cumulative effect adjustment to retained earnings upon adoption.  The Company will use the cumulative effect adjustment approach upon adoption. The effect of this adoption will result in an additional increase to the Company’s sabbatical liability of approximately $9.0 million and an increase to accumulated deficit of approximately $6.5 million net of taxes as of the beginning of fiscal year 2008. The effect of this change on the Company’s results of operations should not be material.

The Company’s Sabbatical Program provides for six weeks of paid leave for salaried (exempt) employees in the United States upon the completion of five years of service and four weeks of paid leave for nonexempt employees in the United States upon the completion of five years of service. Prior to the adoption of the EITF 06-2, the Company accounted for the above program only after the completion of the five years by the eligible employees because none of the benefits vested or accreted to the employee until completion of the full five years of service.

Note 2.  Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans (2005 Equity Incentive Plan and 2001 Nonstatutory Stock Option Plan) under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares and Performance Units.  Under the plans, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options, Restricted Stock and Restricted Stock Units.  At July 1, 2007, 16.2 million shares were available for grant under the plans.  Options generally become exercisable over a five-year period (generally 10% every six months.)  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.  The Company’s restricted award grants vest annually over a period of three (33% a year) to five years (20% a year) based upon continued employment with the Company.

In addition, the Company also has an Employee Stock Purchase Plan (“ESPP”) that is currently available to employees only. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods commence on approximately May 1 and November 1 of each year.  At July 1, 2007, 1.0 million shares were available for issuance under the ESPP.  During fiscal year 2007, 0.2 million shares were issued at a weighted-average price of $29.12 per share.

2005 Equity Incentive Plan.  On November 2, 2005, the Company’s stockholders approved the 2005 Equity Incentive Plan, to provide for the issuance of the Company’s common stock.  The plan enables the Company to issue Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performances Shares and Performance Units.  Under the 2005 Equity Incentive Plan, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.

2001 Nonstatutory Stock Option Plan.  In fiscal year 2001, the Company’s Board of Directors approved the 2001 Nonstatutory Stock Option Plan (“2001 Plan”).  The 2001 Plan provides for the granting of non-qualified equity awards to employees and consultants. The Company cannot grant awards under the 2001 Plan to directors or executive officers of the Company.

2005 Employee Stock Purchase Plan.  On November 2, 2005, the Company’s stockholders approved the 2005 Employee Stock Purchase Plan, to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The 2005 ESPP is currently available to employees only. The maximum number of shares that may be issued to any one participant in any six-month offering period under the ESPP is currently 300 shares.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS 123R.  Under SFAS 123R, compensation is measured at the grant date, based on the fair value of the award.  The Company amortizes the compensation cost straight-line over the vesting period, which is generally five years. The Company estimates the fair value of stock options using the Black-Scholes valuation model.  The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected term, volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

As of July 1, 2007 there was approximately $156.3 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The table below outlines the effects of total stock-based compensation for fiscal years 2007, 2006 and 2005. Fiscal year 2005 had lower stock-based compensation expense as the Company accounted for stock options and the ESPP under the recognition and measurement provisions of APB No. 25 under which the Company did not have to recognize stock-based compensation expense on employee stock option grants that were made at fair market value on the date of grant, or on shares issued under the ESPP. However, in fiscal year 2005 the Company did have stock-based compensation related to its restricted stock award grants:

In thousands, except per share amounts	July 1,		July 2,		July 3,
	2007		2006		2005
Stock-based compensation	$71,608	(1)	$55,055	(1)	$20,782
Tax effect on stock-based compensation	(19,883)		(16,792)		(6,235)
Net effect on net income	$51,725		$38,263		$14,547

Effect on earnings per share:
Basic	$ 0.18		$ 0.13		$ 0.05
Diluted	$ 0.17		$ 0.12		$ 0.05

Shares used in basic EPS	290,502		305,156		307,426
Shares used in diluted EPS	296,616		313,285		315,067

(1)  Stock-based compensation includes the effects of stock options, restricted stock, restricted stock units and the ESPP.

The Company issues new shares of common stock upon exercise of stock options. For the fiscal year ended July 1, 2007, 4.4 million stock options were exercised for a gain (aggregate intrinsic value) of $75.4 million determined as of the date of option exercise.

Determining Fair Value

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock.  The Company uses the simplified calculation of expected life described in the SEC’s Staff Accounting Bulletin 107, as the Company shortened the contractual life of employee stock options from ten years to seven years in the third quarter of fiscal year 2005.  The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options is amortized to expense using the straight-line method over the vesting period.

There were no options granted by the Company during the third and fourth quarters of fiscal 2007.  The following assumptions were used in valuing stock options for the first and second quarter of fiscal 2007, and for the entire fiscal years of 2006 and 2005:

	July 1,	July 2,	July 3,
	2007	2006	2005
Expected lives in years	4.9	4.9	5.6
Expected volatility	30.8%	28.1%	42.3%
Dividend yields	1.9%	1.2%	0.8%
Risk free interest rates	4.6%	4.2%	3.6%
Weighted-average grant date
fair value	$8.92	$10.75	$15.21

Pro forma Disclosures

As stated above, the Company implemented SFAS 123R in its financial statements for fiscal year 2006 and was not required to restate results for prior periods.  However, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plans for the fiscal year ended July 3, 2005.  Stock-based compensation for restricted stock grants resulted in a decrease to income before income taxes of $14.5 million in fiscal year 2005.  For purposes of the pro forma disclosure, the value of the options is estimated using the Black-Scholes valuation model and amortized to expense using a straight-line method over the options’ vesting periods.

In thousands, except per share amounts	July 3,
2005
Net income, as reported	$433,974
Add: Stock based employee
compensation expense included in
reported net income, net of related
tax effects	14,547
Deduct: Total stock-based
compensation expense determined
under the fair value method,
net of tax	(137,816)
Pro forma net income	$310,705
Earning per share:
Basic-as reported	$1.41
Basic-pro-forma	$1.01
Diluted-as reported	$1.38
Diluted-pro-forma	$0.99

Stock Options

The following table summarizes the stock option activity and related information under all stock option plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Options	Exercise	Contract	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding options, June 27, 2004	40,993,350	$27.03

Granted	4,212,250	36.62
Forfeited and expired	(715,225)	39.88
Exercised	(4,770,747)	13.88
Outstanding options, July 3, 2005	39,719,628	$29.39

Granted	1,469,500	37.88
Forfeited and expired	(866,778)	41.29
Exercised	(5,204,818)	11.94
Outstanding options, July 2, 2006	35,117,532	$32.04

Granted	478,500	31.15
Forfeited and expired	(996,420)	39.85
Exercised	(4,392,515)	17.64
Outstanding options, July 1, 2007	30,207,097	$33.87	3.97	$163,964,498
Vested and expected to vest at July 1, 2007	29,621,581	$33.82	3.94	$163,338,300

Options vested and exercisable at:
July 3, 2005	32,433,491	$28.48
July 2, 2006	29,290,752	31.38
July 1, 2007	26,236,607	33.59	3.74	$158,705,342

The following table sets forth certain information with respect to employee stock options outstanding and exercisable at
July 1, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted Average Exercise Price
$ 11.73 - $ 15.92	3,221,750	$13.60	0.69	3,221,750	$13.60
$ 17.00 - $ 23.11	755,275	21.45	2.58	726,225	21.39
$ 25.05 - $ 25.05	4,407,192	25.05	5.06	4,262,642	25.05
$ 27.88 - $ 30.93	3,217,750	28.68	2.71	2,844,000	28.43
$ 31.98 - $ 35.61	3,210,530	34.04	4.42	2,237,390	33.63
$ 36.12 - $ 37.05	3,492,800	36.83	5.56	1,741,150	36.79
$ 37.79 - $ 38.50	3,030,400	38.22	3.95	2,808,550	38.19
$ 39.24 - $ 40.90	3,431,250	40.37	5.74	2,954,750	40.54
$ 42.28 - $ 50.25	3,982,700	47.46	3.61	3,982,700	47.46
$ 52.94 - $ 55.88	1,457,450	54.22	3.42	1,457,450	54.22
$ 11.73 - $ 55.88	30,207,097	$33.87	3.97	26,236,607	$33.59

Restricted Awards

In addition to stock options, the Company also grants restricted shares and restricted stock units.  The Company began issuing restricted awards during the first quarter of fiscal year 2005, to encourage employee retention.  The right to sell the shares/units generally vests annually from 3 years (33% per year) to 5 years (20% per year) based upon continued employment. Upon employee termination any unvested share will be forfeited back to the Company.

	Restricted Awards Outstanding	Weighted-Average Exercise Price
Outstanding awards, June 27, 2004	-	-

Granted	1,578,440	$37.05
Vested	(91,667)	37.05
Forfeited	(17,750)	37.05
Nonvested at July 3, 2005	1,469,023	37.05

Granted	2,370,060	36.93
Vested	(611,956)	37.05
Forfeited	(55,602)	37.21
Nonvested at July 2, 2006	3,171,525	36.96

Granted	2,077,302	31.29
Vested	(869,809)	37.05
Forfeited	(196,697)	36.06
Nonvested at July 1, 2007	4,182,321	$34.45

Note 3.  Short-term Investments

The following is a summary of cash equivalents and short-term investments at July 1, 2007 and July 2, 2006:

	July 1, 2007
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$86,503	$-	$(317)	$86,186
Obligations of U.S. government agencies	72,151	-	(210)	71,941
Municipal bonds	296,685	7	(650)	296,042
Corporate debt securities and other	49,315	-	(28)	49,287
Money market funds	27,408	-	-	27,408
Total	$532,062	$7	$(1,205)	$530,864

Amounts included in:
Cash equivalents	$54,051	$-	$-	$54,051
Short-term investments	478,011	7	(1,205)	476,813
Total securities	$532,062	$7	$(1,205)	$530,864

	July 2, 2006
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities and obligations
of U.S. government agencies	$307,812	$-	$(3,139)	$304,673
Municipal bonds	941,871	-	(4,457)	937,414
Corporate debt securities and other	371,956	-	(648)	371,308
Money market funds	136,441	-	-	136,441
Total	$1,758,080	$-	$(8,244)	$1,749,836

Amounts included in:
Cash equivalents	$471,309	$-	$-	$471,309
Short-term investments	1,286,771	-	(8,244)	1,278,527
Total securities	$1,758,080	$-	$(8,244)	$1,749,836

(1) The Company evaluated the nature of the investments with a loss position at July 1, 2007 and July 2, 2006, which are primarily obligations of the U.S. government and its agencies, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not “other-than-temporary” as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of July 1, 2007 and July 2, 2006.

The estimated fair value of short-term investments in debt securities by effective maturity date, is as follows:

In thousands	July 1,	July 2,
	2007	2006
Due in one year or less	$279,218	$515,719
Due after one year through three years	197,595	762,808
Total	$476,813	$1,278,527

Note 4.  Intangible Assets

The Company’s intangible assets are a component of other non-current assets. The Company amortizes its intangible assets with definite lives over periods ranging from 3 to 10 years using the straight-line method of amortization.  The weighted remaining amortization period at July 1, 2007 is 5.4 years.  The Company’s intangible assets consist of technology licenses only. Amortizable intangible assets at July 1, 2007 and July 2, 2006 are as follows:

In thousands	July 1,	July 2,
	2007	2006
Gross carrying amount	$62,670	$62,670
Accumulated amortization	(28,380)	(21,023)
Total intangible assets	$34,290	$41,647

Amortization expense associated with intangible assets for fiscal year 2007 and fiscal year 2006 were $7.4 million and $6.8 million, respectively.  Amortization expense for the net carrying amount of intangible assets at July 1, 2007 is estimated to be $7.4 million in fiscal year 2008, $6.2 million in fiscal year 2009, $5.7 million in fiscal year 2010, $5.7 million in fiscal year 2011, and $5.7 million in fiscal year 2012.

Note 5. Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  The Notes are the Company’s unsubordinated, unsecured obligations and rank equal in right of payment with all of the Company’s other existing and future unsubordinated, unsecured obligations; the Notes rank junior in right of payment to any of the Companys secured obligations to the extent of the value of the collateral securing such obligations; and the Notes are effectively subordinated in right of payment to all existing and future indebtedness and liabilities of our subsidiaries.  There is not a sinking fund in connection with the Notes.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The accelerated stock repurchase transaction is discussed further at “Note 6. Stockholders Equity”.  The debt issuance costs are recorded in other non-current assets and are being amortized to interest expense on a straight-line basis over the earliest redemption date of November 1, 2010 (3.5 years for the 2027B notes) and May 1, 2014 (7 years for the 2027A notes).  Interest is payable semiannually in arrears on March 1 and November 1, beginning on November 1, 2007. Interest expense, amortization of the offering discount, and amortization of the issuance fees related to the Notes for fiscal 2007 totaled $10.4 million and were included in interest expense on the consolidated statement of income.

Upon conversion of the Notes, the Company would pay the holder cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted. If the conversion value exceeds $1,000, the Company must also deliver, cash or common stock or a combination of cash and common stock, at the Company’s option for the conversion value in excess of $1,000 (“conversion spread”). The conversion value of the Notes is determined based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day conversion reference period.  For purposes of calculating earnings per share, there would be no adjustment to the shares in the earnings per share calculation for the cash settled portion of the Notes, as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the shares for the calculation of diluted earnings per share to the extent the conversion price is dilutive under the treasury stock method.  At July 1, 2007, no shares related to the Notes were included in the computation of diluted earnings per share.  The initial effective conversion rate of the 2027A notes is 20 shares of common stock per $1,000 principal amount of the 2027A notes (which is equivalent to an initial effective conversion price of approximately $50.00 per share), subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes.. The initial effective conversion rate of the 2027B notes is 19.8138 shares of common stock per $1,000 principal amount of the 2027B notes (which is equivalent to an initial effective conversion price of approximately $50.47 per share), subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes. The Notes will bear contingent interest equal to 0.25% commencing May 1, 2014 for the 2027A notes and November 1, 2010 for the 2027B notes under certain circumstances. The Company may redeem the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates and upon a fundamental change.  The Company may redeem the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates and upon a fundamental change.

Holders may convert their Notes on any day to and including the business day prior to the maturity date of the applicable Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending June 30, 2007, if the closing price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading−day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the closing price of the Company’s common stock and the applicable conversion rate on each such day; (3) if the Company has called the applicable Notes for redemption; (4) upon the occurrence of specified distributions to holders of the Company’s common stock; or (5)  upon the occurrence of specified corporate transactions.  In addition, holders of the Notes who convert their Notes in connection with a fundamental change, as defined in the Indenture for the applicable Notes, may be entitled to a make−whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the Notes may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any. As of July 1, 2007, none of the conditions allowing holders of the Notes to convert had been met.

Note 6.  Stockholders Equity

Stock Repurchase

On April 17, 2007 the Company’s Board of Directors authorized a $3.0 billion accelerated stock repurchase transaction (“ASR”).  As part of the ASR the Company entered into two stock-repurchase confirmations with a financial institution. Under these confirmations, the Company provided the financial institution with an up−front payment totaling $3.0 billion that is included in the “Purchase and retirement of common stock” in the fiscal 2007 Statement of Stockholders Equity.  Upon completion of the ASR, the Company may receive additional shares in the first and third quarters of fiscal 2008, depending on the volume weighted−average price, during the averaging periods as detailed below. If additional shares are received in the first and third quarters of fiscal 2008, a reclassification adjustment will be recorded within stockholders’ (deficit) equity in those periods.

The number of shares of common stock that will be delivered to the Company for the first confirmation will be determined based on the daily volume weighted average price of the Company’s common stock over an approximately three-month period that commenced shortly after the issuance of the Company’s $1.7 billion Convertible Senior Notes in April 2007.  Under the terms of the first $1.5 billion confirmation the Company was delivered 33.3 million shares of its common stock during the fourth quarter of fiscal 2007.  The first confirmation ended during the first quarter of fiscal 2008 and the Company was delivered an additional 7.7 million shares.  The 2007 Statement of Stockholders Equity has been adjusted for the receipt of the additional 7.7 million shares. Under the terms of the second confirmation, the Company was delivered 38.9 million shares of its common stock during the fourth quarter of fiscal 2007. The exact number of shares for the second confirmation will be determined based on the daily volume weighted average price of the Company’s common stock (subject to a per share floor price and cap price resulting in a purchase by the Company under that part of the ASR of no fewer than approximately 38.9 million shares of common stock and not more than approximately 42.5 million shares of common stock) over the subsequent approximately six-month period.

In addition to the ASR described above, the Company also repurchased an additional 6.8 million shares for $214.1 million during fiscal year 2007.  Shares repurchased in connection with the Board of Directors authorized stock repurchase programs in fiscal years 2007, 2006 and 2005 are as follows:

In thousands	July 1,	July 2,	July 3,
	2007	2006	2005

Number of shares of common stock repurchased	78,929	9,536	7,039
Total cost of repurchase	$3,215,574	$342,769	$257,218

Dividends

On July 24, 2007 the Company’s Board of Directors approved a cash dividend of $0.18 per share which is payable on August 22, 2007 to stockholders of record on August 10, 2007. The payment of future dividends will be based on quarterly financial performance.

Note 7.  Retirement Plan

The Company has established a 401(k) retirement plan for its qualified U.S. employees.  Under the plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.  The Company contributes to qualified U.S. employees’ 401k’s as part of the Company’s semi-annual profit sharing payouts.  Contributions made by the Company to this plan were approximately $10.4 million, $11.2 million and $10.1 million in fiscal years 2007, 2006 and 2005, respectively.

Note 8.  Income Taxes

The components of income before income taxes are as follows:

In thousands	July 1,	July 2,	July 3,
	2007	2006	2005
United States operations	$464,924	$556,643	$567,146
Foreign operations	105,000	60,165	52,818
	$569,924	$616,808	$619,964

The provision for income taxes consists of the following:

In thousands	July 1,	July 2,	July 3,
	2007	2006	2005
United States federal:
Current	$146,095	$185,110	$174,973
Deferred	(1,653)	(15,019)	(4,459)
	144,442	170,091	170,514
State:
Current	10,579	14,662	11,103
Deferred	(643)	(747)	430
	9,936	13,915	11,533
Foreign:
Current	2,744	10,235	2,925
Deferred	1,127	(6,113)	1,018
	3,871	4,122	3,943
	$158,249	$188,128	$185,990

Actual current federal and state tax liabilities are lower than the amounts reflected above by the tax benefit from stock option activity and other stock awards of approximately $35.6 million for fiscal year 2007, $50.9 million for fiscal year 2006, and $37.6 million for fiscal year 2005, respectively.  Deferred tax assets are reversed against taxes payable when stock-based awards are exercised, any windfall or shortfall tax benefits will be booked to the additional-paid-in-capital account (“APIC”) to the extent the Company has adequate excess tax benefits (“APIC Pool”) to absorb any shortfalls.  If the Company does not have an adequate APIC Pool, the tax shortfalls will be booked to tax expense.  The Company’s tax benefit from stock–based award exercises is recorded as a reduction in current income taxes payable and an increase in additional-paid-in-capital to the extent that the gain on the exercise is greater than the fair value of the award.

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

The provision for income taxes reconciles to the amount computed by applying the statutory U.S. Federal rate at 35% to income before income taxes as follows:

In thousands	July 1,	July 2,	July 3,
	2007	2006	2005
Tax at U.S. statutory rate	$199,474	$215,883	$216,987
State income taxes, net of federal benefit	6,459	9,045	7,497
Earnings of foreign subsidiaries subject to lower rates	(23,730)	(8,739)	(8,101)
Tax-exempt interest income	(11,029)	(10,273)	(6,021)
Export sales benefit	(795)	(10,948)	(15,816)
Domestic manufacturing deduction	(1,568)	(4,144)	-
Research and development credit	(12,755)	(3,636)	(8,471)
Other	2,193	940	(85)
	$158,249	$188,128	$185,990

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities recorded in the balance sheet as of July 1, 2007 and July 2, 2006 are as follows:

In thousands	July 1,	July 2,
	2007	2006
Deferred tax assets:
Inventory valuation	$8,126	$13,935
Deferred income on shipments to distributors	14,762	17,789
Stock-based compensation	25,532	16,211
Other	8,450	7,491
Total deferred tax assets	56,870	55,426

Deferred tax liabilities:
Depreciation and amortization	$1,951	$5,328
Unremitted earnings of subsidiaries	6,129	4,707
Interest income of subsidiaries	221	-
Convertible notes	4,616	-
Total deferred tax liabilities	12,917	10,035
Net deferred tax assets	$43,953	$45,391

The Company has a partial tax holiday in Singapore whereby the local statutory rate is significantly reduced.  The tax holiday is effective through August 2011 and may be extended through August 2014, if certain conditions are met.  The Company has obtained a partial tax holiday in Malaysia, which is effective through July 2015.

The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $12.4 million ($0.04 per diluted share) in fiscal year 2007, $5.2 million ($0.02 per diluted share) in fiscal year 2006, and $4.8 million ($0.02 per diluted share) in fiscal year 2005.  The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysian subsidiaries, as it is the Company's intention to permanently invest these earnings overseas.  Should these earnings be remitted to the U.S. parent, additional U.S. taxable income would be approximately $118.2 million.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law.  The Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  In the fourth quarter of fiscal 2006, the Company distributed a cash dividend under the provisions of the Jobs Creation Act from certain of its foreign subsidiaries totaling $266.4 million and recorded a related tax liability of approximately $14.0 million.  This dividend did not have a significant impact on the Company’s effective tax rate.  This distribution does not change the Company’s intention to indefinitely reinvest undistributed earnings of certain of its foreign subsidiaries in operations outside the United States.

The Internal Revenue Service (IRS) has completed its examination of the five fiscal years beginning July 1, 1996 and ending July 1, 2001 with respect to the Foreign Sales Corporation (“FSC”) benefits.  The Company received a one-time tax benefit during the fourth quarter of fiscal year 2007 as the Company settled with the IRS certain disputed tax benefits for fiscals 1997-2001 related to its FSC.  The Company revised its tax reserves accordingly by settling the FSC issue. The Company is currently under audit by the IRS for the five fiscal years beginning July 2, 2001 and ending July 2, 2006.  Management believes that an adequate amount of taxes and related interest and penalty, if any, have been provided for any adjustment that may result from these years.

Note 9. Commitments and Contingencies

Contractual Obligations

The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period.  In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities.

At July 1, 2007, future minimum lease payments under non-cancelable operating leases and land leases having an initial term in excess of one year were as follows: fiscal year 2008: $2.4 million; fiscal year 2009: $1.9 million; fiscal year 2010: $1.5 million; fiscal year 2011: $1.1 million; fiscal year 2012: $0.6 million and thereafter: $2.8 million.

Total rent expense was $3.5 million, $3.7 million, and $4.9 million in fiscal years 2007, 2006 and 2005, respectively.

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

On October 2, 2006, the Company filed a motion to stay the State Action in favor of the earlier-filed Federal Action. The defendant directors and officers joined in that motion. The individual defendants also demurred to the State Action, on the basis that the operative complaint failed to state a cause of action as to each of them. Following the stay of the Federal Action, the parties in the State Action filed a stipulation withdrawing the Company’s Motion to Stay Proceedings as moot, setting out a schedule for the filing of a demurrer by the Company, continuing the hearing of the individual defendants’ demurrer, and setting April 3, 2007 as the date for the hearing of both demurrers.  On January 22, 2007, the State Court issued an order approving the Company’s withdrawal of the Motion to Stay Proceedings.   Thereafter, the Company demurred to the complaint on the ground that plaintiffs had not demonstrated that a pre-suit demand would have been futile; the individual defendants joined in that demurrer.  The Court held a hearing on the demurrers on July 13, 2007.  The Court sustained the Company’s demurrer, and granted the plaintiffs leave to amend the complaint within thirty days of the hearing.  The Court did not address the individual defendants’ demurrers.  On August 13, 2007, plaintiffs filed an amended complaint.  No schedule has been set for the defendants to respond to the complaint.

On March 23, 2007, certain current and former directors and officers of the Company were named as defendants in a stockholder derivative action filed in the Court of Chancery of the State of Delaware, captioned Weiss v. Swanson, et al. (the “Delaware Action”).  Plaintiff in the Delaware Action alleges that the defendant directors and officers made “spring-loaded” and “bullet-dodged” stock option grants to certain of the Company’s officers and directors during the period from 1996 through 2005.  Plaintiff asserts claims for breach of fiduciary duty against all of the defendants and claims for unjust enrichment against those defendants who received challenged grants.  Plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The Company is also named as a nominal defendant in the Delaware Action, thus no recovery against the Company is sought.  The defendants moved to dismiss the Delaware Action on May 25, 2007.    Rather than responding to the defendants’ motion, plaintiff filed an amended complaint on August 10, 2007.  No schedule has been set for the defendants to respond to the complaint.

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

Note 10. Quarterly Information (Unaudited)

In thousands, except per share amounts	July 1,	April 1,	December 31,	October 1,
Quarter Ended Fiscal Year 2007	2007	2007	2006	2006

Revenues	$268,116	$254,992	$267,854	$292,116
Gross profit	206,778	198,457	208,541	227,789
Net income	95,724	98,550	105,012	112,389
Basic earnings per share	0.37	0.33	0.35	0.37
Diluted earnings per share	0.36	0.32	0.34	0.37
Cash dividends per share	0.18	0.18	0.15	0.15
Stock price range per share:
High	38.74	34.46	33.80	34.24
Low	31.41	29.96	29.87	30.01

In thousands, except per share amounts	July 2,	April 2,	January 1,	October 2,
Quarter Ended Fiscal Year 2006	2006	2006	2006	2005

Revenues	$292,930	$278,888	$265,146	$256,013
Gross profit	229,315	218,867	206,381	200,014
Net income	115,680	110,555	103,264	99,181
Basic earnings per share	0.38	0.36	0.34	0.32
Diluted earnings per share	0.37	0.35	0.33	0.31
Cash dividends per share	0.15	0.15	0.10	0.10
Stock price range per share:
High	36.98	39.35	39.82	41.67
Low	32.47	34.40	32.83	34.86

The stock activity in the above table is based on the high and low closing prices. These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.  The Company's common stock is traded on the NASDAQ Global Market under the symbol LLTC.

At July 1, 2007, there were approximately 1,828 stockholders of record.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of July 1, 2007 and July 2, 2006, and the related consolidated statements of income, stockholders' (deficit) equity and cash flows for each of the three years in the period ended July 1, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation at July 1, 2007 and July 2, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 1, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Linear Technology Corporation’s internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006, Linear Technology Corporation changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/ Ernst & Young LLP

San Jose, California
August 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Linear Technology Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Linear Technology Corporation maintained effective internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Linear Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Linear Technology Corporation maintained effective internal control over financial reporting as of July 1, 2007, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Linear Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 1, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal year 2007 consolidated financial statements of Linear Technology Corporation and our report dated August 23, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

San Jose, California
August 23, 2007

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended July 1, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The management of Linear Technology is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f).  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of July 1, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment management believes that, as of July 1, 2007, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of July 1, 2007 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for the Company's directors is incorporated herein by reference to the 2007 Proxy Statement, under the caption "Proposal One - Election of Directors," and for the executive officers of the Company, the information is included in Part I hereof under the caption "Executive Officers of the Registrant."  The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company had adopted a Code of Business Conduct and Ethics that applies to all of its employees, including its Chief Executive Officer, Chief Financial Officer, and its principal accounting officers.   The Company’s Code of Business Conduct and Ethics is posted on its website at http://www.linear.com/.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on its website, at the address specified above.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the 2007 Proxy Statement, under the section titled "Executive Compensation."

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the 2007 Proxy Statement, under the section titled “Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the 2007 Proxy Statement, under the section titled “Fees Paid To Ernst & Young.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Consolidated Statements of Income for each of the three years in the period ended July 1, 2007
Consolidated Balance Sheets as of July 1, 2007 and July 2, 2006
Consolidated Statements of Cash Flows for each of the three years in the period ended July 1, 2007
Consolidated Statements of Stockholders’ (Deficit) Equity for each of the three years in the period ended
July 1, 2007
Report of Independent Registered Public Accounting Firm

2.	Schedules

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts:

Year ended July 3, 2005	$1,762	$-	$49	$1,713

Year ended July 2, 2006	$1,713	$300	$205	$1,808

Year ended July 1, 2007	$1,808	$-	$33	$1,775

(1)	Write-offs of doubtful accounts.

Schedules other than the schedule listed above have been omitted since they are either not required or the information is included elsewhere.

3.	Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(c)	Exhibit Index

3.1	Certificate of Incorporation of Registrant. (9)

3.4	Amended and Restated Bylaws of Registrant. (13)

4.1	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.00% Convertible Senior Notes due May 1, 2027. (16)

4.2	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.125% Convertible Senior Notes Due May 1, 2027. (16)

10.1	1981 Incentive Stock Option Plan, as amended, and form of Stock Option Agreements, as amended (including Restricted Stock Purchase Agreement).(*)(3)

10.11	Agreement to Build and Lease dated January 8, 1986 between Callahan-Pentz Properties, McCarthy Six and the Registrant.(1)

10.25	1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.(*)(2)

10.35	1988 Stock Option Plan, as amended, form of Incentive Stock Option Agreement, as amended, and form of Non-statutory Stock Option Agreement, as amended.(*)(6)

10.36	Form of Indemnification Agreement. (9)

10.45	Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(4)

10.46	Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (5)

10.47	1996 Incentive Stock Option Plan and form of Nonstatutory Stock Option Agreement.(*) (7)

10.48	1996 Senior Executive Bonus Plan, as amended July 25, 2000. (*) (8)

10.49	2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement. (*)(11)

10.50	Amended and Restated Employment Agreement between Registrant and Robert H. Swanson, Jr. Dated October 18, 2005. (*) (14)

10.51	Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (10)

10.52	Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin. (*) (10)

10.53	2005 Equity Incentive Plan, form of Stock Option Agreement, form of Restricted Stock Agreement, and form of Restricted Stock Unit Agreement. (*) (15)

10.54	2005 Employee Stock Purchase Plan and enrollment form. (*) (12)

10.55	Registration Rights Agreement dated April 24, 2007 for 3.00% Convertible Senior Notes Due May 1, 2027. (16)

10.56	Registration Rights Agreement dated April 24, 2007 for 3.125% Convertible Senior Notes Due May 1, 2027. (16)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Lothar Maier and Paul Coghlan Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(7)	Incorporated by reference to Exhibits 4.1 and 4.2 of the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 30, 1999.

(8)	Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 2, 2000.

(9)	Incorporated by reference to identically numbered exhibit filed in response Item14(a)(3) “Exhibits” of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 1, 2001.

(10)
Incorporate by reference to identically numbered exhibit filed in response to Item 6 “ Exhibits and Reports on Form 8-K” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(11)	Incorporate by reference to identically numbered exhibit filed in response to Item 14(a)(3) “Exhibits” of the Registrants’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(12)	Incorporated by reference to the Registrant’s Statement on Form S-8 filed with the Securities and Exchange Commission on September 30, 2005.

(13)	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2006.

(14)	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2005.

(15)	Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.

(16)	Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007.