Form 10-Q
period 2007-09-30
LINEAR TECHNOLOGY CORP /CA/
filed 2007-11-06
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 26, 2007
Common Stock, $0.001 par value per share	223,478,899 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE MONTHS ENDED SEPTEMBER 30, 2007

PART I.                      FINANCIAL INFORMATION

Item 1.              Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,	October 1,
	2007	2006
Revenues	$281,488	$292,116
Cost of sales (1)	64,061	64,327
Gross profit	217,427	227,789

Expenses:
Research and development (1)	47,780	46,519
Selling, general and administrative (1)	32,781	34,425
	80,561	80,944

Operating income	136,866	146,845
Interest expense	(14,462)	(443)
Interest income	6,434	16,480

Income before income taxes	128,838	162,882
Provision for income taxes	37,363	50,493

Net income	$91,475	$112,389

Basic earnings per share	$0.41	$0.37
Shares used in the calculation of basic
earnings per share	224,093	302,104

Diluted earnings per share	$0.40	$0.37
Shares used in the calculation of diluted
earnings per share	229,230	307,740

Cash dividends per share	$0.18	$0.15

(1) Includes stock-based compensation charges as follows:

Cost of sales	$1,897	$2,762
Research and development	7,747	8,902
Selling, general and administrative	4,300	5,422

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	July 1,
	2007	2007
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$135,658	$156,494
Short-term investments	616,509	476,813
Accounts receivable, net of allowance for
doubtful accounts of $1,770 ($1,775 at July 1, 2007)	134,032	130,546
Inventories:
Raw materials	4,079	4,318
Work-in-process	37,162	35,002
Finished goods	10,172	11,755
Total inventories	51,413	51,075
Deferred tax assets	29,162	35,038
Prepaid expenses and other current assets	12,922	11,138
Total current assets	979,696	861,104
Property, plant and equipment, at cost:
Land, buildings and improvements	203,973	201,547
Manufacturing and test equipment	452,053	449,175
Office furniture and equipment	3,351	3,332
	659,377	654,054
Accumulated depreciation and amortization	(398,206)	(387,454)
Net property, plant and equipment	261,171	266,600
Other non current assets	93,604	91,153
Total assets	$1,334,471	$1,218,857

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,324	$11,161
Accrued payroll and related benefits	46,768	54,470
Deferred income on shipments to distributors	39,186	39,946
Income taxes payable	11,037	45,327
Other accrued liabilities	44,013	28,965
Total current liabilities	152,328	179,869
Deferred tax liabilities	19,386	12,917
Convertible senior notes	1,700,000	1,700,000
Other long-term liabilities	98,686	34,036
Total liabilities	1,970,400	1,926,822
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized,
223,200 shares issued and outstanding at September 30, 2007
(229,655 shares at July 1, 2007)	223	229
Additional paid-in capital	932,401	901,906
Accumulated other comprehensive income, net of tax	751	(647)
Accumulated deficit	(1,569,304)	(1,609,453)
Total stockholders’ deficit	(635,929)	(707,965)
Total liabilities and stockholders’ deficit	$1,334,471	$1,218,857

(1) Derived from audited financial statements at July 1, 2007
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	September 30,	October 1,
	2007	2006
Cash flow from operating activities:
Net income	$91,475	$112,389
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	12,591	12,897
Tax benefit received on the exercise of
stock-based awards	1,890	364
Stock-based compensation	13,944	17,086
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,486)	34
Increase in inventories	(338)	(3,054)
Decrease in prepaid expenses, other
current assets and deferred tax assets	3,541	364
Increase in long-term assets	(1,252)	(1,569)
Increase (decrease) in accounts payable,
accrued payroll and other accrued liabilities	6,099	(16,607)
Decrease in deferred income on
shipments to distributors	(760)	(6,989)
Increase in income taxes payable	31,373	27,520
Cash provided by operating activities	155,077	142,435

Cash flow from investing activities:
Purchase of short-term investments	(283,741)	(398,924)
Proceeds from sales and maturities of
short-term investments	146,262	288,570
Purchase of property, plant and equipment	(5,323)	(24,591)
Cash used in investing activities	(142,802)	(134,945)

Cash flow from financing activities:
Excess tax benefit received on exercise of
stock-based awards	3,142	1,746
Issuance of common stock under employee
stock plans	12,373	8,267
Purchase of common stock	(7,880)	(93,074)
Payment of cash dividends	(40,746)	(45,997)
Cash used in financing activities	(33,111)	(129,058)

Decrease in cash and cash equivalents	(20,836)	(121,568)

Cash and cash equivalents, beginning of period	156,494	541,060
Cash and cash equivalents, end of period	$135,658	$419,492

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.
Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made.  All such adjustments were of a normal recurring nature.  The results for the three month period ended September 30, 2007 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 1, 2007 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at July 1, 2007 has been derived from audited financial statements as of that date.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

2.	The Company operates on a 52/53-week year, ending on the Sunday nearest June 30. Fiscal years 2008 and 2007 are 52-week years.

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

	Three Months Ended
In thousands, except per share	September 30,	October 1,
amounts	2007	2006

Numerator - Net income	$91,475	$112,389

Denominator for basic earnings
per shares-weighted
average shares	224,093	302,104

Effect of dilutive securities –
employee stock options and
restricted stock	5,137	5,636

Denominator for diluted earnings
per share	229,230	307,740

Basic earnings per share	$0.41	$0.37

Diluted earnings per share	$0.40	$0.37

4.	Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans under which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performances shares and performance units.  Under the plans (the 2005 Equity Incentive Plan and the 2001 Nonstatutory Stock Option Plan), the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted nonstatutory stock options, restricted stock and restricted stock units from these plans.  At September 30, 2007, 15.9 million shares were available for grant under the plans.  Options generally become exercisable over a five-year period (generally 10% every six months).  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.  The Company’s restricted stock awards generally vest annually over a five year period (20% per year) based upon continued employment with the Company.

In addition, the Company has an Employee Stock Purchase Plan (“ESPP”) that is currently available to employees only. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods commence on approximately May 1 and November 1 of each year.  At September 30, 2007, 0.7 million shares were available for issuance under the ESPP.

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

As of September 30, 2007, there was approximately $158.3 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The table below outlines the effects of total stock-based compensation for the three months ended September 30, 2007 and October 1, 2006:

In thousands, except per share amounts	Three Months Ended
	September 30,		October 1,
	2007		2006

Stock-based compensation	$ 13,944	(1)	$ 17,086	(1)

Tax effect of stock-based compensation	(4,044)		(5,297)
Net effect on net income	$ 9,900		$ 11,789

Effect on earnings per share
Basic	$ 0.04		$ 0.04
Diluted	$ 0.04		$ 0.04

Shares used in basic EPS	224,093		302,104
Shares used in diluted EPS	229,230		307,740

(1) Stock-based compensation includes the effects of stock options, restricted stock, restricted stock units and the ESPP.

The Company issues new shares of common stock upon exercise of stock options. For the three months ended September 30, 2007, 0.8 million stock options were exercised for a gain (aggregate intrinsic value) of $14.9 million determined as of the date of option exercise.

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

The following assumptions were used in valuing the options for the three months ended September 30, 2007 and October 1, 2006:

	Three Months Ended
	September 30,	October 1,
	2007	2006

Expected lives in years	4.0	4.9
Estimated volatility	29.5%	30.7%
Dividend yields	2.0%	1.9%
Risk-free interest rates	4.0%	4.6%
Weighted-average grant date fair
value of options granted	$8.89	$8.85

Stock Options

The following table summarizes stock option activity and related information under all stock option plans:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, July 1, 2007	30,207,097	$33.87

Granted	60,000	36.52
Forfeited and expired	(230,150)	39.96
Exercised	(794,838)	16.37
Outstanding options, September 30, 2007	29,242,109	$34.30
Vested and expected to vest as of September 30, 2007	28,434,179	$34.24

Options vested and exercisable at:
September 30, 2007	25,891,844	$34.05

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2007	4,182,321	$34.45

Granted	629,188	36.52
Vested	(703,790)	34.94
Forfeited	(49,400)	34.04
Nonvested at September 30, 2007	4,058,319	$34.69

5.      Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended
In thousands	September 30,	October 1,
	2007	2006

Net income	$91,475	$112,389

Changes in unrealized gains or losses
on available-for-sale securities	1,398	3,425

Total comprehensive income	$92,873	$115,814

6.      Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  The Notes are the Company’s unsubordinated, unsecured obligations and rank equal in right of payment with all of the Company’s other existing and future unsubordinated, unsecured obligations; the Notes rank junior in right of payment to any of the Companys secured obligations to the extent of the value of the collateral securing such obligations; and the Notes are effectively subordinated in right of payment to all existing and future indebtedness and liabilities of our subsidiaries.  There is not a sinking fund in connection with the Notes.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The debt issuance costs are recorded in other non-current assets and are being amortized to interest expense on a straight-line basis over the earliest redemption date of November 1, 2010 (3.5 years for the 2027B notes) and May 1, 2014 (7 years for the 2027A notes).  Interest is payable semiannually in arrears on May 1 and November 1, beginning on November 1, 2007.

Upon conversion of the Notes, the Company will pay the holder cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted. If the conversion value exceeds $1,000, the Company must also deliver cash or common stock or a combination of cash and common stock, at the Company’s option for the conversion value in excess of $1,000 (“conversion spread”). The conversion value of the Notes is determined based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day conversion reference period.  For purposes of calculating earnings per share, there would be no adjustment to the shares in the earnings per share calculation for the cash settled portion of the Notes, as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the shares for the calculation of diluted earnings per share to the extent the conversion price is dilutive under the treasury stock method.  At September 30, 2007, no shares related to the Notes were included in the computation of diluted earnings per share.  The initial effective conversion rate of the 2027A notes is 20 shares of common stock per $1,000 principal amount of the 2027A notes (which is equivalent to an initial effective conversion price of approximately $50.00 per share), subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes. The initial effective conversion rate of the 2027B notes is 19.8138 shares of common stock per $1,000 principal amount of the 2027B notes (which is equivalent to an initial effective conversion price of approximately $50.47 per share), subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes. The Notes will bear contingent interest equal to 0.25% commencing May 1, 2014 for the 2027A notes and November 1, 2010 for the 2027B notes under certain circumstances. The Company may redeem the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates and upon a fundamental change.  The Company may redeem the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates and upon a fundamental change.

7.      Product Warranty and Indemnification

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

8.      Recent Accounting Pronouncements

In August 2007, the Financial Accounting Standards Board (“FASB”) exposed for comment FASB Staff Position (“FSP”) APB 14-a; a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FASB is considering a requirement to allocate a portion of the debt to the embedded conversion feature, thereby creating an original issue discount on the carrying value of the debt portion of the instrument. This original issue discount would subsequently be amortized as interest expense over the term of the instrument, resulting in an increase to the Company’s reported interest expense. If implemented, this non-cash charge could have an impact of roughly $0.03 per share on the Company’s quarterly earnings per share. The proposed FSP would be effective for fiscal years beginning after December 15, 2007. Retroactive application would be required for all periods presented.

9.      Accounting Changes

Effective at the beginning of the first quarter of fiscal year 2008, the Company adopted Emerging Issue Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical, Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”).  EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period.  The Company’s Sabbatical Program provides for six weeks of paid leave for salaried (exempt) employees in the United States upon the completion of five years of service and four weeks of paid leave for nonexempt employees in the United States upon the completion of five years of service. Prior to the adoption of the EITF 06-2, the Company accounted for the above program only after the completion of the five years by the eligible employees because none of the benefits vested or accreted to the employee until completion of the full five years of service. The Company adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional long-term liability of $8.2 million and an increase to accumulated deficit of  $5.2 million net of taxes at the beginning of the  first quarter of fiscal year 2008.

The Company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and related guidance in the first quarter of 2008. See “Note 10: Income Taxes” for further discussion.

The implementation of EITF 06-2 and FIN 48 did not have a material impact on the results of operations in the current quarter.

10.           Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by describing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. FIN 48 was adopted by the Company effective July 2, 2007.  The cumulative effect of change in accounting principle as a result of the Company’s reassessment of its tax positions in accordance with FIN 48 has been recorded as a decrease of $1.6 million to accumulated deficit and a decrease in income taxes payable of $1.6 million as of July 2, 2007.

After adoption of FIN 48 at July 2, 2007, the Company had $57.9 million of unrecognized tax benefits which, if recognized, would favorably affect the effective income tax rate in future periods.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits is $6.0 million accrued for interest, net of federal benefit, and $0 accrued for penalties at July 2, 2007.

During the quarter ended September 30, 2007, the Company and the California Franchise Tax Board settled certain tax matters, primarily related to the research and development tax credit, related to the examination of fiscal years 2000 through 2004.  Upon settlement, the Company recognized a tax benefit during the quarter from the recognition of $1.6 million of unrecorded tax benefits associated with the research and development credit for those fiscal years.

During the quarter ended September 30, 2007, the Company received a Notice of Deficiency from the Internal Revenue Service (IRS) related to export tax benefits the Company claimed as its extraterritorial income (ETI) exclusion under the Internal Revenue Code.  The IRS seeks to recover in full the Company’s ETI benefit claimed on its tax returns for fiscal years 2002 through 2006 totaling $56.5 million plus accrued interest.  The Company disputes the proposed adjustments and intends to pursue the matter through applicable IRS and judicial procedures as appropriate. It is reasonably possible that this matter may be resolved within the next twelve months and that the related unrecognized tax benefits for this tax position may change from those recorded as liabilities for uncertain tax positions in our financial statements at September 30, 2007. However, based on the current status of this matter, it is not possible to estimate the effect of such changes, if any, to previously unrecognized tax benefits and there can be no assurance that the resolution of this matter will not have a material effect on the financial position and/or results of operations of future periods.

11.   Contigencies

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business on a wide range of matters, including, among others, patent suits and employment claims.  The Company does not believe that any such current suits will have a material impact on its business or financial condition.  However, current lawsuits and any future lawsuits will divert resources and could result in the payment of substantial damages.

The Company previously disclosed that the Securities and Exchange Commission (“SEC”) and the United States Justice Department had initiated informal inquiries into the Company’s stock option granting practices. The Company also disclosed that on September 5, 2006, it received an Information Document Request from the Internal Revenue Service (“IRS”) concerning its stock option grants and grant practices.  On October 1, 2007, the Company received notice from the SEC that the investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.  The Company has not received any further requests from the Department of Justice.

Certain current and former directors and officers of the Company have been named as defendants in two shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”), in three consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “California State Action”), and in a shareholder derivative action filed in Delaware Chancery Court, captioned Weiss v. Swanson (the “Delaware Action”).  The Company has been named in each of these Actions as a nominal defendant against which no recovery is sought.  The Company has engaged its outside counsel to represent it in the government inquiries and pending lawsuits.

Plaintiffs in the Federal Action allege that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and that certain defendants were unjustly enriched.  The Federal plaintiffs have also asserted derivative claims against the individual defendants based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder.  Plaintiffs seek to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs.  The Company moved to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on the Company’s Board of Directors and had not demonstrated that such a demand would have been futile; the individual defendants joined in that motion, and also moved to dismiss the complaint for failure to state a claim against each of them.  On December 7, 2006, the District Court granted the Company’s motion; the Court did not address the individual defendants’ motion.  Pursuant to the Court’s Order, plaintiffs filed an amended complaint on January 5, 2007.  The amended complaint asserts derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  Following the filing of the amended complaint, the parties agreed to stay the Federal Action in favor of permitting the California State Action to proceed.  The District Court entered an order staying the Federal Action on February 14, 2007.

Initially, plaintiffs in the California State Action asserted claims against the individual defendants for breach of fiduciary duty and aiding and abetting one another’s alleged breaches of duty in connection with the alleged backdating of stock option grants during the period from 1995 through 2002.  Plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officer defendants engaged in insider trading in violation of California law.  Plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  On October 2, 2006, the Company filed a motion to stay the California State Action in favor of the earlier-filed Federal Action.  The defendant directors and officers joined in that motion.  The individual defendants also demurred to the California State Action, on the basis that the operative complaint failed to state a cause of action as to each of them.  Following the stay of the Federal Action, pursuant to the parties’ stipulation, the California State Court permitted the Company to withdraw the Motion to Stay Proceedings.  Thereafter, the Company demurred to the complaint on the ground that plaintiffs had not demonstrated that a pre-suit demand would have been futile. The individual defendants joined in that demurrer.  Following a hearing on July 13, 2007, the Court sustained the Company’s demurrer, and granted the plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

On August 13, 2007, plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breach of fiduciary duty and aiding and abetting one another’s alleged breaches of duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options during the period from 1995 through 2005.  The amended complaint also alleges that the individual defendants were unjustly enriched, and engaged in insider trading in violation of the California Corporations Code, and that the director defendants wasted corporate assets.  The amended complaint seeks recovery from the individual defendants of unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts and imposition of constructive trust over executory option contracts, in addition to attorneys’ fees and costs.  On September 12, 2007, the Company filed a demurrer to the amended complaint on the ground that plaintiffs had failed to make a pre-suit demand or to demonstrate that demand would have futile.  The individual defendants filed a demurrer to the amended complaint on the grounds that it failed to state a cause of action as to each of them.  The parties have stipulated to the stay of the California State Action pending the outcome of the hearing on the motion to dismiss in the previously-filed Delaware Action, which also asserted claims for breach of duty based on allegedly spring-loaded and bullet-dodged option grants.

On March 23, 2007, certain current and former directors and officers of the Company were named as defendants in the Delaware Action.  Plaintiff in the Delaware Action alleges that the defendant directors granted “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  Plaintiff asserts claims for breach of fiduciary duty against all of the defendants and claims for unjust enrichment against those defendants who received challenged option grants.  Plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the defendants’ motion, plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.   On September 19, 2007, Linear and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that demand would have been futile, and that the amended complaint fails to state a claim against each of the individual defendants.  Plaintiff opposed the Motion to Dismiss on October 12, 2007.  The defendants’ reply memorandum was filed on October 29, 2007, and a hearing on the Motion to Dismiss has been scheduled for November 28, 2007.

The Company reviewed its historical option-granting practices and option grants with the assistance of outside counsel and an independent forensic accounting firm.  The primary scope of the review covered the periods calendar year 1995 through 2006.  Based on the findings of the review, the Company has concluded that there is no need to restate any previously filed financial statements.  The review found no evidence of fraud or misconduct of any kind in the Company’s practices in granting of stock options and as mentioned above, on October 1, 2007, the Company received notice from the SEC that the investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the quarter ended September 30, 2007 as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

Results of Operations

The table below summarizes the income statement items for the three months ended September 30, 2007 and October 1, 2006 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended September 30, 2007 to the corresponding period from the prior fiscal year:

	Three Months Ended
	September 30,	October 1,	Increase/
	2007	2006	(Decrease)

Revenues	100.0%	100.0%	(4%)
Cost of sales	22.8	22.0	-
Gross profit	77.2	78.0	(5)
Expenses:
Research and development	17.0	15.9	3
Selling, general and
administrative	11.6	11.8	(5)
	28.6	27.7	-
Operating income	48.6	50.3	(7)
Interest expense	(5.1)	(0.2)	3165
Interest income	2.3	5.7	(61)
Income before income taxes	45.8%	55.8%	(21)

Effective tax rates	29.0%	31.0%

Revenue for the quarter ended September 30, 2007 was $281.5 million, a decrease of $10.6 million or 4% from revenue of $292.1 million for the same quarter of the previous fiscal year. The average selling price (“ASP”) for the first quarter of fiscal year 2008 was relatively flat, at $1.55 per unit as compared to $1.57 per unit for the same quarter of the previous fiscal year.  Geographically, international revenues were $196.5 million or 70% of revenues, a decrease of $6.5 million as compared to international revenues of $203.0 million or 69% of revenues for the same quarter of the previous fiscal year.  Internationally, revenues to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $114.5 million or 41% of revenues, while sales to Europe and Japan were $48.3 million or 17% of revenues and $33.7 million or 12% of revenues, respectively.  Domestic revenues were $85.0 million or 30% of revenues in the first quarter of fiscal year 2008 a decrease of $4.1 million, from $89.1 million or 31% of revenues in the same period in fiscal year 2007.

During the first quarter of fiscal year 2008 the Company had one set of significant stock option grants that became fully vested after five years and one significant set of restricted stock grants that became fully vested after three years.  As a result, the Company had lower stock-based compensation charges in cost of sales; research and development; and selling, general and administrative expense line items when compared to the first quarter of fiscal year 2007.  Future stock grants will add to stock-based compensation charges whereas completion of vesting of previous grants will decrease stock-based compensation charges. Unvested stock option and restricted stock grants generally vest straight-line over a five year period.

Gross profit was $217.4 million for the first quarter of fiscal year 2008, a decrease of $10.4 million from the same period of fiscal year 2007.  Gross profit as a percentage of revenue decreased to 77.2% of revenue in the first quarter of fiscal year 2008 as compared to 78.0% of revenue for the same period in the previous fiscal year.  The decrease in gross profit as a percentage of revenue for the three month period ended September 30, 2007 was primarily due to spreading marginally higher fixed costs over a lower revenue base and due to a slight decrease in the ASP as mentioned above, both of which were partially offset by a decrease in costs related to stock-based compensation.

Research and development (“R&D”) expenses for the quarter ended September 30, 2007 were $47.8 million, an increase of $1.3 million or 3% over R&D expenses of $46.5 million for the same period in the previous fiscal year.  The increase in R&D was due to a $2.7 million increase in compensation costs related to employee headcount and annual merit.  Offsetting these increases to R&D was a $1.2 million decrease in stock-based compensation and $0.2 million decrease in employee profit sharing.

Selling, general and administrative expenses (“SG&A”) for the quarter ended September 30, 2007 were $32.8 million, a decrease of $1.6 million or 5% over SG&A expenses of $34.4 million for the same period in the previous fiscal year.  The decrease in SG&A was due to a $1.1 million decrease in stock-based compensation; lower legal expense of $1.1 million; and lower advertising expense of $0.5 million.  Offsetting the decreases to SG&A, the Company had a $1.2 million increase in compensation costs related to employee headcount and annual merit.

Interest expense for the three months ended September 30, 2007 was $14.5 million, an increase of $ 14.1 million over interest expense of $0.4 million for the same period of the previous fiscal year.  The increase in interest expense was due to the Company’s issuance of $1.7 billion Convertible Senior Notes during the fourth quarter of fiscal year 2007 bearing interest at 3.0% and 3.125%.  Total interest expense of $14.5 million included $14.1 million related to the convertible debt which was comprised of convertible debt interest, amortization of the convertible debt discount and amortization of service fees.

Interest income was $6.4 million for the first quarter of fiscal year 2008, a decrease of $10.1 million from interest income of $16.5 million from the corresponding period of fiscal year 2007.  Interest income decreased due to the decrease in the Company’s average cash and short-term investment balances as the Company used $1.3 billion of its cash to fund a $3.0 billion accelerated share repurchase (“ASR”) transaction during the fourth quarter of fiscal year 2007.

The Company’s effective tax rate for the first quarter of fiscal year 2008 was 29.0% as compared to 31.0% in the corresponding period of fiscal year 2007.  The decrease in the effective tax rate was due to the reinstatement of the R&D tax credit legislation during the second quarter of fiscal year 2007 and an increase in foreign earnings in lower tax jurisdictions offset partially by lower export and domestic production tax benefits.  In addition, the Company received a one-time tax benefit during the first quarter of fiscal year 2008 as the Company settled with the California Franchise Tax Board certain disputed research and development tax benefits for fiscal years 2000-2004.  Accordingly, during the first quarter of fiscal year 2008, the Company released its remaining unrecognized tax benefits associated with this issue thereby benefiting the quarterly effective tax rate.

The Company’s effective tax rate is lower than the federal statutory rate of 35% primarily as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through August 2011. In addition, the Company receives tax benefits from certain R&D spending and non-taxable interest income.

Net income decreased by $20.9 million from the first quarter of fiscal year 2007, however diluted earnings per share (“EPS”) increased by $0.03 per share. This anomaly occurred due to the Company entering into a $3.0 billion accelerated share repurchase (“ASR”) transaction during the fourth quarter of fiscal year 2007.  The ASR transaction was funded by $1.3 billion of the Company’s own cash and $1.7 billion of convertible debt.  As a result, the Company’s first quarter results had both a decrease in interest income and an increase in interest expense when compared the first quarter of the previous fiscal year.  However, shares used in the calculation of diluted EPS decreased by 78.5 million or 26% from the first quarter of fiscal year 2007. Consequently, the ASR transaction has been accretive to EPS as the impact of the reduced shares was greater than the increase in interest expense and lower interest income.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below, in Item 1A herein and in the Company’s Form 10-K for the fiscal year ended July 1, 2007.

The September quarter was a good quarter for the Company, as revenue, diluted EPS and operating margin all increased over the June quarter. The 11% increase in diluted EPS over the prior quarter followed a 12.5% sequential increase in diluted EPS in the quarter before that.  These increases are partially due to the results of the ASR transaction the Company entered into during the fourth quarter of fiscal year 2007. Looking ahead to the December quarter, growth will be impacted by the usual seasonal slowdown in non-consumer businesses.  However, overall order cancellations continue to be minor and the Company had a positive book to bill ratio during the first quarter of fiscal 2008.  Inventory appears to be reasonably balanced in the marketplace. However, as the Company enters the end of the calendar year many customers, particularly contract manufacturers, minimize inventory balances during the month of December. Consequently, given these factors, the Company expects revenues and diluted EPS for its fiscal second quarter to increase in the 1% to 4% range from the September quarter just completed.

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

Liquidity and Capital Resources

At September 30, 2007, cash, cash equivalents and short-term investments totaled $752.2 million and working capital was $827.4 million.  Accounts receivable totaled $134.0 million at the end of the first quarter of fiscal year 2007, an increase of $3.5 million from the end of the fourth quarter of fiscal year 2007.  The increase is primarily due to higher shipments. Accrued payroll and related benefits totaled $46.8 million at the end of the first quarter of fiscal year 2008, a decrease of $7.7 million from the fourth quarter of fiscal year 2007.  The decrease is primarily due to the payment of profit sharing.  The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters.  Income taxes payable totaled $11.0 million at the end of the first quarter of fiscal year 2008, a decrease of $34.3 million from the fourth quarter of fiscal year 2007 primarily due to the reclassification of $57.8 million in unrecognized tax benefits to other long-term liabilities as a result of the implementation of FIN 48 during the first quarter of fiscal year 2008.

Other accrued liabilities of $44.0 million increased $15.0 million over the fourth quarter of fiscal year 2007 primarily due to accrued interest on the Company’s convertible senior notes.  The Company makes semi-annual interest payments during the second and fourth quarters.  Other long-term liabilities of $98.7 million increased $64.7 million over the fourth quarter of fiscal year 2007 primarily due to the unrecognized tax benefit reclassification of $57.8 million noted above and due to the implementation of EITF 06-2 which resulted in an $8.2 million increase for accrued sabbaticals.

During the first three months of fiscal year 2008, the Company generated $155.1 million of cash from operating activities, $12.4 million in proceeds from common stock issued under employee stock plans and $3.1 million from excess tax benefits received on the exercise of stock options.

During the first three months of fiscal year 2007, significant cash expenditures included $137.5 million for net purchases of short-term investments, $7.9 million for repurchases of common stock, payments of $40.7 million for cash dividends to stockholders, representing $0.18 per share, and purchases of $5.3 million for capital assets.  In October 2007, the Company’s Board of Directors declared a cash dividend of $0.18 per share.  The $0.18 per share dividend will be paid on November 28, 2007 to shareholders of record on November 16, 2007.  The payment of future dividends will be based on financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the foreseeable future.

Off Balance-Sheet Arrangements

As of September 30, 2007, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of 3.0% debentures due May 1, 2027 and $0.7 billion principal amount of 3.125% debentures due May 1, 2027.  The Company will pay cash interest at an annual rate of 3.0% and 3.125%, respectively, payable semiannually on November 1 and May 1 of each year, beginning November 1, 2007. See Note 6 to the condensed consolidated financial statements, included in Part 1. “Financial Information,” for additional information about the debentures.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 1, 2007.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2007.  At September 30, 2007, the Company’s cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company’s short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended September 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)Changes in Internal Control over Financial Reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company previously disclosed that the Securities and Exchange Commission (“SEC”) and the United States Justice Department had initiated informal inquiries into the Company’s stock option granting practices. The Company also disclosed that on September 5, 2006, it received an Information Document Request from the Internal Revenue Service (“IRS”) concerning its stock option grants and grant practices.  On October 1, 2007, the Company received notice from the SEC that the investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.  The Company has not received any further requests from the Department of Justice.

Certain current and former directors and officers of the Company have been named as defendants in two shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”), in three consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “California State Action”), and in a shareholder derivative action filed in Delaware Chancery Court, captioned Weiss v. Swanson (the “Delaware Action”).  The Company has been named in each of these Actions as a nominal defendant against which no recovery is sought.  The Company has engaged its outside counsel to represent it in the government inquiries and pending lawsuits.

Plaintiffs in the Federal Action allege that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and that certain defendants were unjustly enriched.  The Federal plaintiffs have also asserted derivative claims against the individual defendants based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder.  Plaintiffs seek to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs.  The Company moved to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on the Company’s Board of Directors and had not demonstrated that such a demand would have been futile; the individual defendants joined in that motion, and also moved to dismiss the complaint for failure to state a claim against each of them.  On December 7, 2006, the District Court granted the Company’s motion; the Court did not address the individual defendants’ motion.  Pursuant to the Court’s Order, plaintiffs filed an amended complaint on January 5, 2007.  The amended complaint asserts derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  Following the filing of the amended complaint, the parties agreed to stay the Federal Action in favor of permitting the California State Action to proceed.  The District Court entered an order staying the Federal Action on February 14, 2007.

Initially, plaintiffs in the California State Action asserted claims against the individual defendants for breach of fiduciary duty and aiding and abetting one another’s alleged breaches of duty in connection with the alleged backdating of stock option grants during the period from 1995 through 2002.  Plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officer defendants engaged in insider trading in violation of California law.  Plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  On October 2, 2006, the Company filed a motion to stay the California State Action in favor of the earlier-filed Federal Action.  The defendant directors and officers joined in that motion.  The individual defendants also demurred to the California State Action, on the basis that the operative complaint failed to state a cause of action as to each of them.  Following the stay of the Federal Action, pursuant to the parties’ stipulation, the California State Court permitted the Company to withdraw the Motion to Stay Proceedings.  Thereafter, the Company demurred to the complaint on the ground that plaintiffs had not demonstrated that a pre-suit demand would have been futile. The individual defendants joined in that demurrer.  Following a hearing on July 13, 2007, the Court sustained the Company’s demurrer, and granted the plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

On August 13, 2007, plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breach of fiduciary duty and aiding and abetting one another’s alleged breaches of duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options during the period from 1995 through 2005.  The amended complaint also alleges that the individual defendants were unjustly enriched, and engaged in insider trading in violation of the California Corporations Code, and that the director defendants wasted corporate assets.  The amended complaint seeks recovery from the individual defendants of unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts and imposition of constructive trust over executory option contracts, in addition to attorneys’ fees and costs.  On September 12, 2007, the Company filed a demurrer to the amended complaint on the ground that plaintiffs had failed to make a pre-suit demand or to demonstrate that demand would have futile.  The individual defendants filed a demurrer to the amended complaint on the grounds that it failed to state a cause of action as to each of them.  The parties have stipulated to the stay of the California State Action pending the outcome of the hearing on the motion to dismiss in the previously-filed Delaware Action, which also asserted claims for breach of duty based on allegedly spring-loaded and bullet-dodged option grants.

On March 23, 2007, certain current and former directors and officers of the Company were named as defendants in the Delaware Action.  Plaintiff in the Delaware Action alleges that the defendant directors granted “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  Plaintiff asserts claims for breach of fiduciary duty against all of the defendants and claims for unjust enrichment against those defendants who received challenged option grants.  Plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the defendants’ motion, plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.   On September 19, 2007, Linear and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that demand would have been futile, and that the amended complaint fails to state a claim against each of the individual defendants.  Plaintiff opposed the Motion to Dismiss on October 12, 2007.  The defendants’ reply memorandum was filed on October 29, 2007, and a hearing on the Motion to Dismiss has been scheduled for November 28, 2007.

The Company reviewed its historical option-granting practices and option grants with the assistance of outside counsel and an independent forensic accounting firm.  The primary scope of the review covered the periods calendar year 1995 through 2006.  Based on the findings of the review, the Company has concluded that there is no need to restate any previously filed financial statements.  The review found no evidence of fraud or misconduct of any kind in the Company’s practices in granting of stock options and as mentioned above, on October 1, 2007, the Company received notice from the SEC that the investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.

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

We are a party to private litigation and governmental investigations related to our historical stock option granting practices, an unfavorable outcome in which could have a material adverse effect on our financial results for a particular period or the trading price for our securities.
Several lawsuits have been filed against current and former directors and officers relating to our historical stock option practices.  We are named as a nominal defendant in those lawsuits.  These actions are in the preliminary stages, and their ultimate outcome could have a material adverse effect on our results of operations or cash flows for a particular period or the trading price for our securities.  Litigation is time-consuming, expensive and disruptive to our normal business operations, and outcomes are difficult to predict.  The defense of these lawsuits has resulted and will continue to result in significant legal expenditures and diversion of our management’s time and attention from business operations.  In addition, we have entered into indemnification agreements with our current and former directors and officers, under which we are required to indemnify those persons against expenses, including attorneys’ fees, judgments, fines and settlements, payable by them in connection with this litigation, subject to applicable law.  If we were required to pay any amounts to satisfy a judgment or in settlement of any of these claims, these amounts may not be covered by insurance.

As disclosed previously, we have also been the subject of informal investigations and inquiries by the Securities and Exchange Commission, the Department of Justice and the Internal Revenue Service.  The SEC has informed us that its investigation concerning our historical stock option grant practices has been completed and that no enforcement action has been recommended.  We have not been subsequently contacted by the DOJ.  All agencies could seek additional information or documents from us in the future.  We could also in the future become the subject of additional private or government actions regarding these matters.

For a further discussion on legal matters see “Legal Proceedings” in Part 2, Item 1 of this Form 10-Q.

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
Concurrently with the pricing of the Notes offering, we entered into an accelerated share repurchase transaction with an affiliate of Credit Suisse Securities (USA) LLC, whom we refer to as the repurchase counterparty. In connection with establishing its initial hedge of this transaction, the repurchase counterparty or its affiliate entered into various derivative transactions with respect to our common stock and/or purchased shares of our common stock in secondary market transactions concurrently with or shortly after the pricing of the Notes. These activities could have had the effect of increasing, or preventing a decline in, the price of our common stock concurrently with or shortly after the pricing of the Notes. In addition, the repurchase counterparty or its affiliate purchased shares of our common stock, and is likely to modify its hedge position by entering into or unwinding various derivative transactions with respect to our common stock and/or by purchasing or selling our common stock in secondary market transactions, prior to the final settlement of the accelerated share repurchase transaction, which is expected to occur approximately nine months from the pricing date for the Notes.

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

In August 2007, the Financial Accounting Standards Board (“FASB”) exposed for comment FASB Staff Position (“FSP”) APB 14-a, a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FASB is considering a requirement to allocate a portion of the debt to the embedded conversion feature, thereby creating an original issue discount on the carrying value of the debt portion of the instrument. This original issue discount would subsequently be amortized as interest expense over the term of the instrument, resulting in an increase to the Company’s reported interest expense. This could materially impact the Company’s results of operations and earnings per share. The proposed FSP would be effective for fiscal years beginning after December 15, 2007.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (July 2, 2007 – July 29, 2007)	7,733,998	(1)	7,733,998	18,335,750
Month #2 (July 30, 2007 – August 26, 2007)	219,031	$35.98	219,031	18,116,719
Month #3 (August 27, 2007 – September 30, 2007)	-	-	-	-
Total	7,953,029	$ 35.98	7,953,029	18,116,719

(1) On April 17, 2007 the Company’s Board of Directors authorized a $3.0 billion accelerated stock repurchase transaction (“ASR”).  As part of the ASR, the Company entered into two $1.5 billion confirmations totaling $3.0 billion during the fourth quarter of fiscal 2007.  Under these confirmations, the Company provided a financial institution with an up−front payment totaling $3.0 billion.  The number of shares of common stock that were delivered to the Company for the first confirmation were determined based on the daily volume weighted average price of the Company’s common stock over an approximately three-month period that commenced shortly after the issuance of the Company’s $1.7 billion Convertible Senior Notes in April 2007.  Under the terms of the first $1.5 billion confirmation, the Company received 33.3 million shares of its common stock during the fourth quarter of fiscal year 2007.  The first confirmation ended during the first quarter of fiscal year 2008 and the Company received an additional 7.7 million shares.  Accordingly, under the first confirmation the Company received a total of 41.0 million shares at an average purchase price of $36.57 per share.  Under the terms of the second $1.5 billion confirmation, the Company received 38.9 million shares of its common stock during the fourth quarter of fiscal year 2007.  The exact number of shares for the second confirmation will be determined based on the daily volume weighted average price of the Company’s common stock (subject to a per share floor price and cap price resulting in a purchase by the Company under that part of the ASR of no fewer than approximately 38.9 million shares of common stock and not more than approximately 42.5 million shares of common stock) over the subsequent approximately six-month period.

In addition, on July 25, 2006 the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period of which 18.3 million shares still remain for purchase over the next 9 month period.

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

LINEAR TECHNOLOGY CORPORATION

DATE: November 6, 2007	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)