Form 10-Q
period 2007-12-30
LINEAR TECHNOLOGY CORP /CA/
filed 2008-02-05
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2007

or

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at January 25, 2008
Common Stock, $0.001 par value per share	220,957,250 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED DECEMBER 30, 2007

PART I.                       FINANCIAL INFORMATION

Item 1.               Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006
Revenues	$ 288,720	$ 267,854	$ 570,208	$ 559,970
Cost of sales (1)	66,212	59,313	130,273	123,640
Gross profit	222,508	208,541	439,935	436,330

Expenses:
Research and development (1)	47,799	44,961	95,579	91,480
Selling, general and administrative (1)	33,557	33,597	66,338	68,022
	81,356	78,558	161,917	159,502

Operating income	141,152	129,983	278,018	276,828
Interest expense	(14,474)	(433)	(28,936)	(876)
Interest income	7,258	16,300	13,692	32,780

Income before income taxes	133,936	145,850	262,774	308,732
Provision for income taxes	40,181	40,838	77,544	91,331

Net income	$ 93,755	$ 105,012	$ 185,230	$ 217,401

Basic earnings per share	$ 0.42	$ 0.35	$ 0.83	$ 0.72
Shares used in the calculation of basic
earnings per share	223,494	299,724	223,137	300,385

Diluted earnings per share	$ 0.41	$ 0.34	$ 0.81	$ 0.71
Shares used in the calculation of diluted
earnings per share	227,119	304,959	227,687	305,774

Cash dividends per share	$ 0.18	$ 0.15	$ 0.36	$ 0.30

(1)Includes stock-based compensation charges as follows:

Cost of sales	$ 1,972	$ 2,840	$ 3,869	$ 5,602
Research and development	8,182	9,281	15,929	18,183
Selling, general and administrative	4,528	5,640	8,828	11,062

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 30,	July 1,
	2007	2007
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$162,520	$156,494
Short-term investments	644,113	476,813
Accounts receivable, net of allowance for
doubtful accounts of $1,765 ($1,775 at July 1, 2007)	150,015	130,546
Inventories:
Raw materials	4,093	4,318
Work-in-process	38,028	35,002
Finished goods	10,365	11,755
Total inventories	52,486	51,075
Deferred tax assets	31,128	35,038
Prepaid expenses and other current assets	20,584	11,138
Total current assets	1,060,846	861,104
Property, plant and equipment, at cost:
Land, buildings and improvements	205,105	201,547
Manufacturing and test equipment	456,822	449,175
Office furniture and equipment	3,382	3,332
	665,309	654,054
Accumulated depreciation and amortization	(408,434)	(387,454)
Net property, plant and equipment	256,875	266,600
Other non current assets	92,059	91,153
Total assets	$1,409,780	$1,218,857

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$12,263	$11,161
Accrued payroll and related benefits	62,714	54,470
Deferred income on shipments to distributors	38,283	39,946
Income taxes payable	6,313	45,327
Other accrued liabilities	28,842	28,965
Total current liabilities	148,415	179,869
Deferred tax liabilities	27,738	12,917
Convertible senior notes	1,700,000	1,700,000
Other long-term liabilities	97,989	34,036
Total liabilities	1,974,142	1,926,822
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized,
223,977 shares issued and outstanding at December 30, 2007
(229,655 shares at July 1, 2007)	224	229
Additional paid-in capital	978,739	901,906
Accumulated other comprehensive income, net of tax	1,968	(647)
Accumulated deficit	(1,545,293)	(1,609,453)
Total stockholders’ deficit	(564,362)	(707,965)
Total liabilities and stockholders’ deficit	$1,409,780	$1,218,857

(1) Derived from audited financial statements at July 1, 2007
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	December 30,	December 31,
	2007	2006
Cash flow from operating activities:
Net income	$185,230	$217,401
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	24,761	25,355
Tax benefit received on the exercise of
stock-based awards	5,407	2,252
Stock-based compensation	28,626	34,847
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19,469)	3,204
Increase in inventories	(1,411)	(6,334)
Decrease (increase) in prepaid expenses, other
current assets and deferred tax assets	691	(6,512)
Increase in long-term assets	(1,546)	(3,779)
Increase (decrease) in accounts payable,
accrued payroll and other accrued liabilities	6,390	(17,895)
Decrease in deferred income on
shipments to distributors	(1,663)	(6,149)
Increase (decrease) in income taxes payable	27,765	(1,201)
Increase in long term liabilities	470	-
Cash provided by operating activities	255,251	241,189

Cash flow from investing activities:
Purchase of short-term investments	(528,717)	(756,755)
Proceeds from sales and maturities of
short-term investments	365,565	531,465
Purchase of property, plant and equipment	(11,358)	(34,508)
Cash used in investing activities	(174,510)	(259,798)

Cash flow from financing activities:
Excess tax benefit received on exercise of
stock-based awards	8,527	4,484
Issuance of common stock under employee
stock plans	39,424	23,407
Purchase of common stock	(40,945)	(184,743)
Payment of cash dividends	(81,721)	(91,464)
Cash used in financing activities	(74,715)	(248,316)

Increase (decrease) in cash and cash equivalents	6,026	(266,925)

Cash and cash equivalents, beginning of period	156,494	541,060
Cash and cash equivalents, end of period	$162,520	$274,135

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.
Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made. All such adjustments were of a normal recurring nature. The results for the three and six month periods ended December 30, 2007 are not necessarily an indication of results to be expected for the entire fiscal year. All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 1, 2007 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at July 1, 2007 has been derived from audited financial statements as of that date.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

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

	Three Months Ended		Six Months Ended
In thousands, except per share	December 30,	December 31,	December 30,	December 31,
amounts	2007	2006	2007	2006

Numerator - Net income	$93,755	$105,012	$185,230	$217,401

Denominator for basic earnings
per share-weighted
average shares	223,494	299,724	223,137	300,385

Effect of dilutive securities –
employee stock options and
restricted stock	3,625	5,235	4,550	5,389

Denominator for diluted earnings
per share	227,119	304,959	227,687	305,774

Basic earnings per share	$0.42	$0.35	$0.83	$0.72

Diluted earnings per share	$0.41	$0.34	$0.81	$0.71

4.	Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans under which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performances shares and performance units.  Under the plans (the 2005 Equity Incentive Plan and the 2001 Nonstatutory Stock Option Plan), the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted nonstatutory stock options, restricted stock and restricted stock units from these plans.  At December 30, 2007, 15.3 million shares were available for grant under the plans.  Options generally become exercisable over a five-year period (generally 10% every six months).  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.  The Company’s restricted stock awards generally vest annually over a five year period (20% per year) based upon continued employment with the Company.

In addition, the Company has an Employee Stock Purchase Plan (“ESPP”) that is currently available to employees only. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods commence on approximately May 1 and November 1 of each year.  At December 30, 2007, 0.5 million shares were available for issuance under the ESPP.

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

As of December 30, 2007, there was approximately $168.4 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The table below outlines the effects of total stock-based compensation for the three and six months ended December 30, 2007 and December 31, 2006:

In thousands, except per share amounts	Three Months Ended				Six Months Ended
	December 30,		December 31,		December 30,		December 31,
	2007		2006		2007		2006

Stock-based compensation	$ 14,682	(1)	$ 17,761	(1)	$ 28,626	(1)	$ 34,847	(1)

Tax effect of stock-based compensation	(4,405)		(4,973)		(8,447)		(10,308)
Net effect on net income	$ 10,277		$ 12,788		$ 20,179		$ 24,539

Effect on earnings per share
Basic	$ 0.05		$ 0.04		$ 0.09		$ 0.08
Diluted	$ 0.05		$ 0.04		$ 0.09		$ 0.08

Shares used in basic EPS	223,494		299,724		223,137		300,385
Shares used in diluted EPS	227,119		304,959		227,687		305,774

(1) Stock-based compensation includes the effects of stock options, restricted stock, restricted stock units and the ESPP.

The Company issues new shares of common stock upon exercise of stock options. For the six months ended December 30, 2007, 2.4 million stock options were exercised for a gain (aggregate intrinsic value) of $41.9 million determined as of the date of option exercise.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, July 1, 2007	30,207,097	$33.87

Granted	60,000	36.52
Forfeited and expired	(388,580)	41.30
Exercised	(2,392,298)	15.21
Outstanding options, December 30, 2007	27,486,219	$35.39
Vested and expected to vest as of December 30, 2007	26,739,863	$35.36

Options vested and exercisable at:
December 30, 2007	24,487,074	$35.28

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2007	4,182,321	$34.45

Granted	1,415,863	35.13
Vested	(788,248)	34.91
Forfeited	(68,165)	33.85
Nonvested at December 30, 2007	4,741,771	$34.58

5.    Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
In thousands	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Net income	$93,755	$105,012	$185,230	$217,401

Changes in unrealized gains or losses
on available-for-sale securities	1,217	107	2,615	3,532

Total comprehensive income	$94,972	$105,119	$187,845	$220,933

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

Upon conversion of the Notes, the Company will pay the holder cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted. If the conversion value exceeds $1,000, the Company must also deliver cash or common stock or a combination of cash and common stock, at the Company’s option for the conversion value in excess of $1,000 (“conversion spread”). The conversion value of the Notes is determined based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day conversion reference period.  For purposes of calculating earnings per share, there would be no adjustment to the shares in the earnings per share calculation for the cash settled portion of the Notes, as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the shares for the calculation of diluted earnings per share to the extent the conversion price is dilutive under the treasury stock method.  At December 30, 2007, no shares related to the Notes were included in the computation of diluted earnings per share.  As of the date hereof, the conversion rate of the 2027A notes is 20.3133 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends.)  As of the date hereof, the conversion rate of the 2027B notes is 20.1242 shares of common stock per $1,000 principal amount of the 2027B notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes (including the payment of dividends.) The Notes will bear contingent interest equal to 0.25% commencing May 1, 2014 for the 2027A notes and November 1, 2010 for the 2027B notes under certain circumstances. The Company may redeem the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates and upon a fundamental change.  The Company may redeem the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates and upon a fundamental change.

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

8.     Recent Accounting Pronouncements

In August 2007, the Financial Accounting Standards Board (“FASB”) exposed for comment FASB Staff Position (“FSP”) APB 14-a; a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FASB is considering a requirement to allocate a portion of the debt to the embedded conversion feature, thereby creating an original issue discount on the carrying value of the debt portion of the instrument. This original issue discount would subsequently be amortized as interest expense over the term of the instrument, resulting in an increase to the Company’s reported interest expense. If implemented, this non-cash charge could have an impact of roughly $0.03 per share on the Company’s quarterly earnings per share.  In November 2007, the FASB announced it expects to begin redeliberations of the proposed FSP guidance in January 2008.

9.     Accounting Changes

Effective at the beginning of the first quarter of fiscal year 2008, the Company adopted Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical, Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”).  EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period.  The Company’s Sabbatical Program provides for six weeks of paid leave for salaried (exempt) employees in the United States upon the completion of five years of service and four weeks of paid leave for nonexempt employees in the United States upon the completion of five years of service. Prior to the adoption of EITF 06-2, the Company accounted for the sabbatical program only after the completion of the five years by the eligible employees because none of the benefits vested or accreted to the employee until completion of the full five years of service. The Company adopted EITF 06-2 through a cumulative-effect adjustment, resulting in an additional long-term liability of $8.2 million and an increase to accumulated deficit of  $5.2 million net of taxes at the beginning of the  first quarter of fiscal year 2008.

The Company also adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and related guidance in the first quarter of 2008. See “Note 10: Income Taxes” for further discussion.

The implementation of EITF 06-2 and FIN 48 did not have a material impact on the results of operations in the current quarter.

10.   Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by describing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. FIN 48 was adopted by the Company effective July 2, 2007.  The cumulative effect of the change in accounting principle as a result of the Company’s reassessment of its tax positions in accordance with FIN 48 has been recorded as a decrease of $1.6 million to accumulated deficit and a decrease in income taxes payable of $1.6 million as of July 2, 2007.

After adoption of FIN 48 at July 2, 2007, the Company had $57.9 million of unrecognized tax benefits which, if recognized, would favorably impact the effective income tax rate in future periods.  As of December 30, 2007, the Company had $58.1 million of unrecognized tax benefits.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits is $7.4 million accrued for interest, net of federal tax benefits, and $0 accrued for penalties at July 2, 2007.

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

During the quarter ended September 30, 2007, the Company received a Notice of Deficiency from the Internal Revenue Service (IRS) related to export tax benefits the Company claimed as its extraterritorial income (ETI) exclusion under the Internal Revenue Code.  The IRS seeks to recover in full the Company’s ETI benefit claimed on its tax returns for fiscal years 2002 through 2006 totaling $56.5 million plus accrued interest.  The Company disputes the proposed adjustments and intends to pursue the matter through applicable IRS and judicial procedures as appropriate. It is reasonably possible that this matter may be resolved within the next twelve months and that the related unrecognized tax benefits for this tax position may change from those recorded as liabilities for uncertain tax positions in our financial statements.  However, based on the current status of this matter, it is not possible to estimate the effect of such changes, if any, to previously unrecognized tax benefits and there can be no assurance that the resolution of this matter will not have a material effect on the financial position and/or results of operations of future periods.

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

The Company previously disclosed that the Securities and Exchange Commission (“SEC”) and the United States Justice Department had initiated informal inquiries into the Company’s stock option granting practices. The Company also disclosed that on September 5, 2006, it received an Information Document Request from the Internal Revenue Service (“IRS”) concerning its stock option grants and grant practices.  On October 1, 2007, the Company received notice from the SEC that the investigation concerning the Company’s historical stock option granting practices had been completed and that no enforcement action was recommended.  The Company has not received any further requests from the Department of Justice.

Certain current and former directors and officers of the Company have been named as defendants in two shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”), in three consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “California State Action”), and in a shareholder derivative action filed in Delaware Chancery Court, captioned Weiss v. Swanson (the “Delaware Action”).  The Company has been named in each of these Actions as a nominal defendant against which no recovery is sought.  The Company has engaged outside counsel to represent it in the government inquiries and pending lawsuits.

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and asserted derivative claims against the individual defendants based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder.  The plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs.  The Company moved to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on the Company’s Board of Directors and had not demonstrated that such a demand would have been futile.  The individual defendants joined in that motion, and also moved to dismiss the complaint for failure to state a claim against each of them.  On December 7, 2006, the District Court granted the Company’s motion; the Court did not address the individual defendants’ motion.  The plaintiffs filed an amended complaint on January 5, 2007  asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  Pursuant to the parties’ stipulation, on February 14, 2007, the District Court entered an order staying the Federal Action  in favor of permitting the State Action to proceed.

In the California State Action, the plaintiffs initially asserted claims against the individual defendants for breach of fiduciary duty and aiding and abetting one another’s alleged breaches of duty in connection with the alleged backdating of stock option grants during the period from 1995 through 2002.  The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officer defendants engaged in insider trading in violation of California law.  The plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  On October 2, 2006, the Company moved to stay the California State Action in favor of the Federal Action.  The individual defendants joined in that motion and demurred to the California State Action on the basis that the complaint failed to state a cause of action as to each of them.  Following the stay of the Federal Action, the Company withdrew the Motion to Stay Proceedings and  demurred to the complaint on the ground that the plaintiffs had not demonstrated that a pre-suit demand would have been futile. The individual defendants joined in that demurrer.  Following a hearing on July 13, 2007, the Court sustained the Company’s demurrer, and granted the plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

On August 13, 2007, the plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breach of fiduciary duty and aiding and abetting one another’s alleged breaches of duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options during the period from 1995 through 2005.  The amended complaint also alleged that the individual defendants were unjustly enriched, and engaged in insider trading in violation of the California Corporations Code, and that the director defendants wasted corporate assets.  The amended complaint sought recovery from the individual defendants of unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts and imposition of a constructive trust over executory option contracts, in addition to attorneys’ fees and costs.  On September 12, 2007, the Company filed a demurrer to the amended complaint on the ground that the plaintiffs had failed to make a pre-suit demand or to demonstrate that demand would have been futile.  The individual defendants filed a demurrer to the amended complaint on the grounds that it failed to state a cause of action as to each of them.  The parties stipulated to stay the California State Action pending the outcome of the hearing on the motion to dismiss the Delaware Action.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  The plaintiff also asserts claims for unjust enrichment against those defendants who received the challenged option grants.  The plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the defendants’ motions, the plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that demand would have been futile, and that the amended complaint failed to state a claim against each of the individual defendants.  The Court held a hearing on the defendants’ Motion to Dismiss the Complaint on November 28, 2007, but has not yet issued a ruling on the motion.

The Company has reviewed its historical option-granting practices and option grants with the assistance of outside counsel and an independent forensic accounting firm.  The primary scope of the review covered the period from calendar year 1995 through 2006.  Based on the findings of the review, the Company concluded that there was no need to restate any previously filed financial statements.  The review found no evidence of fraud or misconduct of any kind in the Company’s practices in granting of stock options, and as mentioned above, on October 1, 2007, the Company received notice from the SEC that its investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies during the quarter ended December 30, 2007, as compared to the previous disclosures in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2007.

Results of Operations

The table below summarizes the income statement items for the three and six months ended December 30, 2007 and December 31, 2006 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended December 30, 2007 to the corresponding period from the prior fiscal year:

	Three Months Ended			Six Months Ended
	December 30,	December 31,	Increase/	December 30,	December 31,	Increase/
	2007	2006	(Decrease)	2007	2006	(Decrease)

Revenues	100.0%	100.0%	8%	100.0%	100.0%	2%
Cost of sales	22.9	22.1	12	22.8	22.1	5
Gross profit	77.1	77.9	7	77.2	77.9	1
Expenses:
Research and development	16.6	16.8	6	16.8	16.3	4
Selling, general and
administrative	11.6	12.5	-	11.6	12.1	(2)
	28.2	29.3	4	28.4	28.5	2
Operating income	48.9	48.5	9	48.8	49.4	-
Interest expense	(5.0)	(0.2)	3,243	(5.1)	(0.2)	3,203
Interest income	2.5	6.1	(55)	2.4	5.9	(58)
Income before
income taxes	46.4%	54.5%	(8)	46.1%	55.1%	(15)

Effective tax rates	30.0%	28.0%		29.5%	29.6%

Revenue for the quarter ended December 30, 2007 was $288.7 million, an increase of $20.9 million or 8% over revenue of $267.9 million for the same quarter of the previous fiscal year.  The increase in revenue was primarily due to the Company selling more units into a wide variety of end-markets in response to improving overall demand.  The average selling price (ASP) decreased from $1.59 per unit in the second quarter of fiscal year 2007 to $1.49 per unit in the second quarter of fiscal year 2008.  The decrease in the Company’s ASP is primarily due to the change in sales mix to smaller packaged products.  Geographically, international revenues were $205.4 million or 71% of revenues, an increase of $18.8 million as compared to international revenues of $186.6 million or 70% of revenues for the same quarter of the previous fiscal year.  Internationally, revenues to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $118.4 million or 41% of revenues, while sales to Europe and Japan were $49.2 million or 17% of revenues and $37.8 million or 13% of revenues, respectively.  Domestic revenues were $83.3 million or 29% of revenues in the second quarter of fiscal year 2008, an increase of $2.0 million, from $81.3 million or 30% of revenues in the same period in fiscal year 2007.

Revenue for the six months ended December 30, 2007 was $570.2 million, an increase of $10.2 million or 2% over revenue of $560.0 million for the same period of the previous fiscal year.  The increase in revenue for the six-month period was due to similar factors as the three-month period discussed above.  The ASP for the first six month period of fiscal year 2008 decreased to $1.52 per unit from $1.58 per unit in the same period of fiscal year 2007.  The decrease in the Company’s ASP is primarily due to the change in sales mix to smaller packaged products.  Geographically, international revenues were $401.9 million or 70% of revenues, increased $12.4 million over international revenues of $389.5 million or 70% of revenues for the same period of the previous fiscal year.  Internationally, revenues to ROW, represented $232.9 million or 41% of revenues, while sales to Europe and Japan were $97.5 million or 17% of revenues and $71.5 million or 12% of revenues, respectively.  Domestic revenues were $168.3 million or 30% of revenues in the first six-month period of fiscal year 2008, a decrease of $2.2 million, compared to $170.5 million or 30% of revenues in the same period in fiscal year 2007.

During the first quarter of fiscal year 2008, the Company had one set of significant stock option grants that became fully vested after five years and one significant set of restricted stock grants that became fully vested after three years.  As a result, the Company had lower stock-based compensation charges in cost of sales; research and development; and selling, general and administrative expense when compared to the second quarter and the first six month period of fiscal year 2007.  Future stock grants will add to stock-based compensation charges whereas completion of vesting of previous grants will decrease stock-based compensation charges. Unvested stock option and restricted stock grants generally vest straight-line over a five year period.

Gross profit was $222.5 million and $439.9 million for the second quarter and the first six month period of fiscal year 2008, an increase of $14.0 million and $3.6 million, respectively, from the corresponding periods of fiscal year 2007.  Gross profit as a percentage of revenues decreased to 77.1% and 77.2% in the second quarter and the first six month period of fiscal year 2008 as compared to 77.9% of revenues for the same periods in the previous fiscal year.  The decrease in gross profit as a percentage of revenues for the three and six month periods ended December 30, 2007 was primarily due to increases in employee profit sharing, as well as a decrease in ASP, which was partially offset by a decrease in costs related to stock-based compensation.

Research and development (“R&D”) expenses for the quarter ended December 30, 2007 were $47.8 million, an increase of $2.8 million or 6% over R&D expenses of $45.0 million for the same period in the previous fiscal year.  The increase in R&D was due to a $2.9 million increase in compensation costs related to employee headcount, and annual merit.  Since the Company had better operating results as compared to second quarter of fiscal year 2007, R&D employee profit sharing grew $1.6 million.  Offsetting these increases to R&D was a $1.1 million decrease in stock-based compensation and a $0.6 million decrease in other R&D expenses such as legal costs.

R&D expenses for the six months ended December 30, 2007 were $95.6 million, an increase of $4.1 million or 4% over R&D expenses of $91.5 million for the same period in the previous fiscal year.  The increase in R&D was due to a $5.6 million increase in compensation costs related to employee headcount and annual merit.  The increase in R&D expense was also due to a $1.4 million increase in employee profit sharing.  Offsetting these increases was a $2.3 million decrease in stock-based compensation and a $0.6 million decrease in other R&D expenses such as legal costs.

Selling, general and administrative expenses (“SG&A”) for the quarters ended December 30, 2007 and December 31, 2006 were $33.6 million.  SG&A decreased $1.1 million due to lower costs related to stock-based compensation and $1.1 million due to a decrease in legal and advertising expenses.  Offsetting the decreases to SG&A, the Company had a $1.0 million increase in compensation costs related to employee headcount and annual merit, and a $1.2 million increase in employee profit sharing.

SG&A for the six months ended December 30, 2007 were $66.3 million, a decrease of $1.7 million from SG&A expenses of $68.0 million for the same period in the previous fiscal year.  The decrease in SG&A was due to a $2.2 million decrease in stock-based compensation costs and a $2.8 million decrease due to lower legal and advertising costs.  Offsetting these decreases was a $2.2 million increase related to employee headcount and annual merit, and a $1.1 million increase in employee profit sharing.

Interest expense was $14.5 million and $28.9 million for the second quarter and the first six month period of fiscal year 2008, an increase of $14.0 million and $28.1 million, respectively, from the corresponding periods of fiscal year 2007.  The increase in interest expense was due to the Company’s issuance of $1.7 billion Convertible Senior Notes during the fourth quarter of fiscal year 2007 bearing interest at 3.0% and 3.125%. Interest expense for the second quarter and the first six month period of fiscal year 2008 is primarily comprised of convertible debt interest, amortization of the convertible debt discount and amortization of service fees.

Interest income was $7.3 million and $13.7 million for the second quarter and the first six month period of fiscal year 2008, a decrease of $9.0 million and $19.1 million, respectively, from the corresponding periods of fiscal year 2007.  Interest income decreased due to the Company’s lower average cash and short-term investment balances as the Company used $1.3 billion of its cash to fund a $3.0 billion accelerated share repurchase (“ASR”) transaction during the fourth quarter of fiscal year 2007.

The Company’s effective tax rate for the second quarter of fiscal year 2008 was 30% as compared to 28% in the second quarter of fiscal year 2007. The increase in the effective tax rate was primarily due to lower R&D tax credits as this tax benefit expired as of December 31, 2007.  The Company believes that the R&D tax credit will be restored by legislation retroactive to the beginning of calendar year 2008, but there can be no assurance that this will happen.  In addition, the effective tax rate is higher than the second quarter of fiscal year 2007 due to less tax exempt interest income and the expiration of the ETI export tax benefit.  These decreases are partially offset by an increase in foreign earnings in lower tax jurisdictions and higher domestic production tax benefits.

The Company’s effective tax rate for the six months ended December 30, 2007 was 29.5% as compared to 29.6% in the corresponding period of fiscal year 2007.  The Company’s effective tax rate remained flat due to the Company taking a one-time tax benefit during the first quarter of fiscal year 2008 as the Company settled with the California Franchise Tax Board certain disputed research and development tax benefits for fiscal years 2000-2004.  Accordingly, during the first quarter of fiscal year 2008, the Company released its remaining unrecognized tax benefits associated with this issue, thereby benefiting the year-to-date effective tax rate.  This one-time benefit was offset by similar reasons to those explained above for the decrease in the second quarter effective tax rate.

The Company’s effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through August 2011. In addition, the Company receives tax benefits from non-taxable interest income and domestic manufacturing.

Net income was $93.8 million and $185.2 million for the second quarter and the first six month period of fiscal year 2008, a decrease of $11.3 million and $32.2 million, respectively, from the corresponding periods of fiscal year 2007.  However, second quarter and year to date diluted earnings per share (“EPS”) increased by $0.07 and $0.10 per share, respectively, over the corresponding periods of fiscal year 2007. This anomaly occurred due to the Company entering into a $3.0 billion accelerated share repurchase (“ASR”) transaction during the fourth quarter of fiscal year 2007.  The ASR transaction was funded by $1.3 billion of the Company’s own cash and $1.7 billion of convertible debt.  As a result, the Company’s second quarter and year to date results have both a decrease in interest income and an increase in interest expense when compared to the corresponding periods of the previous fiscal year.  However, shares used in the calculation of diluted EPS decreased by 77.8 million or 26%, and by 78.1 million or 26% from the second quarter and the first six month period of fiscal year 2007. Consequently, the ASR transaction has been accretive to EPS, as the impact of the reduced shares was greater than the increase in interest expense and lower interest income.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties, including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below, in Item 1A herein and in the Company’s Form 10-K for the fiscal year ended July 1, 2007.

The December quarter had moderate sequential revenue growth of 2.6% over the September quarter.  Business improved as revenue, operating income, net income and cash and short-term investments all increased sequentially.  This marks the third consecutive quarter that the Company has sequentially grown revenues.  The Company increased its dividend from $0.18 per share to $0.21 per share for the quarter. Looking ahead, given the concerns about economic difficulties particularly in the USA, March is a challenging quarter to forecast.  The Company had a positive book to bill ratio in the December quarter and expects the March quarter to have strength in the industrial and communication end markets that will more than offset the normal seasonal softness in the consumer end market. However, the overriding general economic conditions merit concern. Consequently, the Company presently estimates that revenues and earnings will grow 1% to 5% sequentially from the December quarter.

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

Liquidity and Capital Resources

At December 30, 2007, cash, cash equivalents and short-term investments totaled $806.6 million and working capital was $912.4 million.  Accounts receivable totaled $150.0 million at the end of the second quarter of fiscal year 2008, an increase of $19.5 million from the end of the fourth quarter of fiscal year 2007.  The increase is primarily due to higher shipments.  Prepaid expenses and other current assets totaled $20.6 million, an increase of $9.4 million primarily due to tax overpayments.

Accrued payroll and related benefits totaled $62.7 million at the end of the second quarter of fiscal year 2008, an increase of $8.2 million from the fourth quarter of fiscal year 2007.  The increase is primarily due to increases in the Company’s profit sharing accrual.  The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters.  Income taxes payable totaled $6.3 million at the end of the second quarter of fiscal year 2008, a decrease of $39.0 million from the fourth quarter of fiscal year 2007 primarily due to the reclassification of $57.8 million in unrecognized tax benefits to other long-term liabilities as a result of the implementation of FIN 48 during the first quarter of fiscal year 2008 and quarterly tax payments offset by the Company’s tax provision.

Deferred tax liabilities totaled $27.7 million, an increase of $14.8 million primarily due to an increase in deferred taxes related to interest deductions for the Company’s convertible senior debt.  Other long-term liabilities of $98.0 million increased $64.0 million over the fourth quarter of fiscal year 2007 primarily due to the unrecognized tax benefit reclassification of $57.8 million noted above and due to the implementation of EITF 06-2, which resulted in an $8.7 million increase for accrued sabbaticals.

During the first six months of fiscal year 2008, the Company generated $255.3 million of cash from operating activities, $39.4 million in proceeds from common stock issued under employee stock plans and $8.5 million from excess tax benefits received on the exercise of stock options.

During the first six months of fiscal year 2008, significant cash expenditures included $163.2 million for net purchases of short-term investments; $40.9 million for repurchases of the Company’s common stock; payments of $81.7 million for cash dividends to stockholders, representing $0.36 per share; and purchases of $11.4 million for capital assets.  In January 2008, the Company’s Board of Directors declared a 17% increase in the Company’s cash dividend from $0.18 per share to $0.21 per share.  The $0.21 per share dividend will be paid on February 27, 2008 to shareholders of record on February 15, 2008.  The payment of future dividends will be based on financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the foreseeable future.

Off Balance-Sheet Arrangements

As of December 30, 2007, the Company had no off-balance sheet financing arrangements.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 1, 2007.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2007.  At December 30, 2007, the Company’s cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company’s short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

The Company’s revenues outside the United States are transacted in U.S. dollars; accordingly the Company’s revenues are not impacted by foreign currency rate changes.  To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

Item 4.               Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures.
The Company’smanagement, with the participation of itsChief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’sdisclosure controls and procedures as of the end of the period covered by thisQuarterly Report on Form 10-Q. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended December 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)Changes in Internal Control over Financial Reporting.
No change in the Company’sinternal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Actof 1934) occurred during the quarter ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’sinternal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company previously disclosed that the Securities and Exchange Commission (“SEC”) and the United States Justice Department had initiated informal inquiries into the Company’s stock option granting practices. The Company also disclosed that on September 5, 2006, it received an Information Document Request from the Internal Revenue Service (“IRS”) concerning its stock option grants and grant practices.  On October 1, 2007, the Company received notice from the SEC that the investigation concerning the Company’s historical stock option granting practices had been completed and that no enforcement action was recommended.  The Company has not received any further requests from the Department of Justice.

Certain current and former directors and officers of the Company have been named as defendants in two shareholder derivative actions filed in the United States District Court for the Northern District of California, which have been consolidated under the caption In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”), in three consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “California State Action”), and in a shareholder derivative action filed in Delaware Chancery Court, captioned Weiss v. Swanson (the “Delaware Action”).  The Company has been named in each of these Actions as a nominal defendant against which no recovery is sought.  The Company has engaged outside counsel to represent it in the government inquiries and pending lawsuits.

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and asserted derivative claims against the individual defendants based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder.  The plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs.  The Company moved to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on the Company’s Board of Directors and had not demonstrated that such a demand would have been futile.  The individual defendants joined in that motion, and also moved to dismiss the complaint for failure to state a claim against each of them.  On December 7, 2006, the District Court granted the Company’s motion; the Court did not address the individual defendants’ motion.  The plaintiffs filed an amended complaint on January 5, 2007  asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  Pursuant to the parties’ stipulation, on February 14, 2007, the District Court entered an order staying the Federal Action  in favor of permitting the State Action to proceed.

In the California State Action, the plaintiffs initially asserted claims against the individual defendants for breach of fiduciary duty and aiding and abetting one another’s alleged breaches of duty in connection with the alleged backdating of stock option grants during the period from 1995 through 2002.  The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officer defendants engaged in insider trading in violation of California law.  The plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  On October 2, 2006, the Company moved to stay the California State Action in favor of the Federal Action.  The individual defendants joined in that motion and demurred to the California State Action on the basis that the complaint failed to state a cause of action as to each of them.  Following the stay of the Federal Action, the Company withdrew the Motion to Stay Proceedings and  demurred to the complaint on the ground that the plaintiffs had not demonstrated that a pre-suit demand would have been futile. The individual defendants joined in that demurrer.  Following a hearing on July 13, 2007, the Court sustained the Company’s demurrer, and granted the plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

On August 13, 2007, the plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breach of fiduciary duty and aiding and abetting one another’s alleged breaches of duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options during the period from 1995 through 2005.  The amended complaint also alleged that the individual defendants were unjustly enriched, and engaged in insider trading in violation of the California Corporations Code, and that the director defendants wasted corporate assets.  The amended complaint sought recovery from the individual defendants of unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts and imposition of a constructive trust over executory option contracts, in addition to attorneys’ fees and costs.  On September 12, 2007, the Company filed a demurrer to the amended complaint on the ground that the plaintiffs had failed to make a pre-suit demand or to demonstrate that demand would have been futile.  The individual defendants filed a demurrer to the amended complaint on the grounds that it failed to state a cause of action as to each of them.  The parties stipulated to stay the California State Action pending the outcome of the hearing on the motion to dismiss the Delaware Action.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  The plaintiff also asserts claims for unjust enrichment against those defendants who received the challenged option grants.  The plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the defendants’ motions, the plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that demand would have been futile, and that the amended complaint failed to state a claim against each of the individual defendants.  The Court held a hearing on the defendants’ Motion to Dismiss the Complaint on November 28, 2007, but has not yet issued a ruling on the motion.

The Company has reviewed its historical option-granting practices and option grants with the assistance of outside counsel and an independent forensic accounting firm.  The primary scope of the review covered the period from calendar year 1995 through 2006.  Based on the findings of the review, the Company concluded that there was no need to restate any previously filed financial statements.  The review found no evidence of fraud or misconduct of any kind in the Company’s practices in granting of stock options, and as mentioned above, on October 1, 2007, the Company received notice from the SEC that its investigation concerning the Company’s historical stock option grant practices had been completed and that no enforcement action was recommended.

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
We compete in the high performance segment of the linear market. Our competitors include among others, Analog Devices, Inc., Intersil, Maxim Integrated Products, Inc., National Semiconductor Corporation and Texas Instruments, Inc. Competition among manufacturers of linear integrated circuits is intense, and certain of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than us. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. We believe we compete favorably with respect to these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

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

In August 2007, the Financial Accounting Standards Board (“FASB”) exposed for comment FASB Staff Position (“FSP”) APB 14-a, a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FASB is considering a requirement to allocate a portion of the debt to the embedded conversion feature, thereby creating an original issue discount on the carrying value of the debt portion of the instrument. This original issue discount would subsequently be amortized as interest expense over the term of the instrument, resulting in an increase to our reported interest expense. This could materially impact our results of operations and earnings per share. In November 2007, the FASB announced it expects to begin redeliberations of the proposed FSP guidance in January 2008.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (October 1, 2007 – October 28, 2007)	-	-	-	18,116,719
Month #2 (October 29, 2007 – November 25, 2007)	1,028,222	$32.16	1,028,222	17,088,497
Month #3 (November 26, 2007 – December 30, 2007)	-	-	-	-
Total	1,028,222	$32.16	1,028,222	17,088,497

On July 25, 2006 the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period of which 17.1 million shares still remain for purchase over the next 6 month period.

Item 3.     Defaults Upon Senior Securities

N/A

Item 4.     Submission of Matter to a Vote of Security Holder

At the Annual Meeting of Stockholders of the Company, held on November 7, 2007, in Milpitas, California, the stockholders elected members of the Company’s Board of Directors and ratified the Company’s proposal to appoint Ernst & Young LLP as the independent registered public accounting firm.

The vote for nominated directors was as follows:

NOMINEE	FOR	WITHHELD
Robert H. Swanson, Jr.	197,574,576	6,548,279
Lothar Maier	195,737,108	8,385,748
David S. Lee	168,020,291	36,102,565
Richard M. Moley	201,001,779	3,121,077
Thomas S. Volpe	198,829,455	5,293,401

The vote to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for fiscal year 2008 was as follows:

FOR	AGAINST	ABSTAIN
202,077,962	744,638	1,300,254

Item 5.    Other Information

N/A

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act
Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAR TECHNOLOGY CORPORATION

DATE: February 5, 2008	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)