Form 10-Q
period 2008-03-30
LINEAR TECHNOLOGY CORP /CA/
filed 2008-05-06
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 30, 2008

or

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
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 25, 2008
Common Stock, $0.001 par value per share	221,863,484 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED MARCH 30, 2008

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three and nine months
		ended March 30, 2008 and April 1, 2007	3

		Consolidated Balance Sheets at March 30, 2008 and July 1, 2007	4

		Consolidated Statements of Cash Flows for the nine months ended
		March 30, 2008 and April 1, 2007	5

		Notes to Consolidated Financial Statements	6-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	13-17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

Part II:	Other Information

	Item 1.	Legal Proceedings	18-20

	Item 1A.	Risk Factors	20-25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 6.	Exhibits	27

Signatures:			28

PART I.                      FINANCIAL INFORMATION

Item 1.              Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007
Revenues	$ 297,865	$ 254,992	$ 868,073	$ 814,962
Cost of sales (1)	66,939	56,535	197,212	180,175
Gross profit	230,926	198,457	670,861	634,787

Expenses:
Research and development (1)	49,613	45,364	145,192	136,844
Selling, general and administrative (1)	35,423	32,807	101,761	100,829
	85,036	78,171	246,953	237,673

Operating income	145,890	120,286	423,908	397,114
Interest expense	(14,435)	(422)	(43,371)	(1,298)
Interest income	7,334	17,011	21,026	49,791

Income before income taxes	138,789	136,875	401,563	445,607
Provision for income taxes	39,555	38,325	117,099	129,656

Net income	$ 99,234	$ 98,550	$ 284,464	$ 315,951

Basic earnings per share	$ 0.45	$ 0.33	$ 1.28	$ 1.05
Shares used in the calculation of basic
earnings per share	222,046	299,455	221,979	300,212

Diluted earnings per share	$ 0.44	$ 0.32	$ 1.26	$ 1.03
Shares used in the calculation of diluted
earnings per share	224,489	304,640	225,842	305,677

Cash dividends per share	$ 0.21	$ 0.18	$ 0.57	$ 0.48

(1) Includes stock-based compensation charges as follows:

Cost of sales	$ 1,996	$ 2,933	$ 5,865	$ 8,535
Research and development	8,360	9,563	24,289	27,746
Selling, general and administrative	4,675	5,839	13,503	16,901

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 30,	July 1,
	2008	2007
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$119,177	$156,494
Short-term investments	788,762	476,813
Accounts receivable, net of allowance for
doubtful accounts of $1,759 ($1,775 at July 1, 2007)	150,233	130,546
Inventories:
Raw materials	4,777	4,318
Work-in-process	38,919	35,002
Finished goods	10,679	11,755
Total inventories	54,375	51,075
Deferred tax assets	32,442	35,038
Prepaid expenses and other current assets	16,443	11,138
Total current assets	1,161,432	861,104
Property, plant and equipment, at cost:
Land, buildings and improvements	205,225	201,547
Manufacturing and test equipment	461,016	449,175
Office furniture and equipment	3,400	3,332
	669,641	654,054
Accumulated depreciation and amortization	(418,154)	(387,454)
Property, plant and equipment, net	251,487	266,600
Other non current assets	90,738	91,153
Total assets	$1,503,657	$1,218,857

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$12,616	$11,161
Accrued payroll and related benefits	46,458	54,470
Deferred income on shipments to distributors	37,672	39,946
Income taxes payable	20,205	45,327
Other accrued liabilities	40,609	28,965
Total current liabilities	157,560	179,869
Deferred tax liabilities	35,343	12,917
Convertible senior notes	1,700,000	1,700,000
Other long-term liabilities	98,326	34,036
Total liabilities	1,991,229	1,926,822
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized,
221,138 shares issued and outstanding at March 30, 2008
(229,655 shares at July 1, 2007)	221	229
Additional paid-in capital	1,006,818	901,906
Accumulated other comprehensive income, net of tax	4,357	(647)
Accumulated deficit	(1,498,968)	(1,609,453)
Total stockholders’ deficit	(487,572)	(707,965)
Total liabilities and stockholders’ deficit	$1,503,657	$1,218,857

(1) Derived from audited financial statements at July 1, 2007
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	March 30,	April 1,
	2008	2007
Cash flow from operating activities:
Net income	$284,464	$315,951
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	36,352	38,279
Tax benefit received on the exercise of
stock-based awards	7,206	4,595
Stock-based compensation	43,657	53,182
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19,687)	12,052
Increase in inventories	(3,300)	(11,712)
Increase in prepaid expenses, other
current assets and deferred tax assets	(3,260)	(6,312)
Increase in long-term assets	(1,084)	(5,492)
Increase (decrease) in accounts payable,
accrued payroll and other accrued liabilities	566	(39,639)
Decrease in deferred income on
shipments to distributors	(2,274)	(5,711)
Increase (decrease) in income taxes payable	56,098	(18,618)
Increase in long term liabilities	1,033	-
Cash provided by operating activities	399,771	336,575

Cash flow from investing activities:
Purchase of long-term investment	(980)	-
Purchase of short-term investments	(858,459)	(1,078,932)
Proceeds from sales and maturities of
short-term investments	554,451	876,323
Purchase of property, plant and equipment	(15,722)	(49,090)
Cash used in investing activities	(320,710)	(251,699)

Cash flow from financing activities:
Excess tax benefit received on exercise of
stock-based awards	10,686	7,721
Issuance of common stock under employee
stock plans	52,683	42,641
Purchase of common stock	(50,704)	(209,963)
Payment of cash dividends	(129,043)	(146,062)
Cash used in financing activities	(116,378)	(305,663)

Decrease in cash and cash equivalents	(37,317)	(220,787)

Cash and cash equivalents, beginning of period	156,494	541,060
Cash and cash equivalents, end of period	$119,177	$320,273

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made.  All such adjustments were of a normal recurring nature.  The results for the three and nine month periods ended March 30, 2008 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 1, 2007 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at July 1, 2007 has been derived from audited financial statements as of that date.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  The Company recognizes approximately 16% of net revenues from North American (“domestic”) distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 3% of certain purchases on a quarterly basis; and Ship and Debit transactions.  Ship and Debit transactions are transactions in which during the course of securing business, domestic distributors request the Company to reduce its selling price on a specific quantity of product in order to complete a particular sales transaction.  When the Company agrees, it rebates to the requesting distributor, through the acceptance of the distributor’s debit memo, the amount of the price reduction so negotiated.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  “Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor, however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors. These price rebates that have been remitted back to distributors have ranged from $1.5 million to $3.1 million per quarter. The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product.

The Company’s sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates.  The agreements generally permit distributors to exchange up to 5% of purchases on a semi-annual basis.  Revenue on international distributor sales is recognized upon shipment at which time title passes.  The Company estimates international distributor returns based on historical data and current business expectations and defers a portion of international distributor sales and costs based on these estimated returns.

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

	Three Months Ended		Nine Months Ended
In thousands, except per share	March 30,	April 1,	March 30,	April 1,
amounts	2008	2007	2008	2007

Numerator - Net income	$99,234	$98,550	$284,464	$315,951

Denominator for basic earnings
per share- weighted
average shares	222,046	299,455	221,979	300,212

Effect of dilutive securities –
employee stock options and
restricted stock	2,443	5,185	3,863	5,465

Denominator for diluted earnings
per share	224,489	304,640	225,842	305,677

Basic earnings per share	$0.45	$0.33	$1.28	$1.05

Diluted earnings per share	$0.44	$0.32	$1.26	$1.03

4.	Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans under which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performances shares and performance units.  Under the plans (the 2005 Equity Incentive Plan and the 2001 Nonstatutory Stock Option Plan), the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted nonstatutory stock options, restricted stock and restricted stock units from these plans.  At March 30, 2008, 15.2 million shares were available for grant under the plans.  Options generally become exercisable over a five-year period (generally 10% every six months).  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.  The Company’s restricted stock awards generally vest annually over a five year period (20% per year) based upon continued employment with the Company.

In addition, the Company has an Employee Stock Purchase Plan (“ESPP”) that is currently available to employees only. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods commence on approximately May 1 and November 1 of each year.  At March 30, 2008, 0.5 million shares were available for issuance under the ESPP.

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

As of March 30, 2008, there was approximately $161.7 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The table below outlines the effects of total stock-based compensation for the three and nine months ended March 30, 2008 and April 1, 2007:

In thousands, except per share amounts	Three Months Ended				Nine Months Ended
	March 30,		April 1,		March 30,		April 1,
	2008		2007		2008		2007

Stock-based compensation	$ 15,031	(1)	$ 18,335	(1)	$ 43,657	(1)	$ 53,182	(1)

Tax effect of stock-based compensation	(4,284)		(5,134)		(12,731)		(15,474)
Net effect on net income	$ 10,747		$ 13,201		$ 30,926		$ 37,708

Effect on earnings per share
Basic	$ 0.05		$ 0.04		$ 0.14		$ 0.13
Diluted	$ 0.05		$ 0.04		$ 0.14		$ 0.12

Shares used in basic EPS	222,046		299,455		221,979		300,212
Shares used in diluted EPS	224,489		304,640		225,842		305,677

(1) Stock-based compensation includes the effects of stock options, restricted stock, restricted stock units and the ESPP.

The Company issues new shares of common stock upon exercise of stock options. For the three and nine months ended March 30, 2008, 0.8 million and 3.2 million stock options, respectively, were exercised for a gain (aggregate intrinsic value) of $10.9 million and $52.8 million, respectively, determined as of the date of option exercise.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, July 1, 2007	30,207,097	$33.87

Granted	65,000	35.84
Forfeited and expired	(527,780)	41.46
Exercised	(3,225,608)	15.33
Outstanding options, March 30, 2008	26,518,709	$35.97
Vested and expected to vest as of March 30, 2008	25,855,459	$35.96

Options vested and exercisable at:
March 30, 2008	23,957,914	$35.93

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:
	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2007	4,182,321	$34.45

Granted	1,726,618	34.11
Vested	(877,576)	34.92
Forfeited	(133,353)	34.44
Nonvested at March 30, 2008	4,898,010	$34.25

5.      Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
In thousands	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007

Net income	$99,234	$98,550	$284,464	$315,951

Changes in unrealized gains or losses
on available-for-sale securities	2,389	877	5,004	4,409

Total comprehensive income	$101,623	$99,427	$289,468	$320,360

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

Upon conversion of the Notes, the Company will pay the holder cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted. If the conversion value exceeds $1,000, the Company must also deliver cash or common stock or a combination of cash and common stock, at the Company’s option, for the conversion value in excess of $1,000 (“conversion spread”). The conversion value of the Notes is determined based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day conversion reference period.  For purposes of calculating earnings per share, there would be no adjustment to the shares in the earnings per share calculation for the cash settled portion of the Notes, as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the shares for the calculation of diluted earnings per share to the extent the conversion price is dilutive under the treasury stock method.  At March 30, 2008, no shares related to the Notes were included in the computation of diluted earnings per share.  As of the date hereof, the conversion rate of the 2027A notes is 20.3133 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  As of the date hereof, the conversion rate of the 2027B notes is 20.1242 shares of common stock per $1,000 principal amount of the 2027B notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in April 2008 will cause a further minor adjustment in the conversion rate of the Notes. The Notes will bear contingent interest equal to 0.25% commencing May 1, 2014 for the 2027A notes and November 1, 2010 for the 2027B notes under certain circumstances. The Company may redeem the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates or upon a fundamental change.  The Company may redeem the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates or upon a fundamental change.

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

8.      Recent Accounting Pronouncements

In August 2007, the Financial Accounting Standards Board (“FASB”) exposed for comment FASB Staff Position (“FSP”) APB 14-a; a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FASB is considering a requirement to allocate a portion of the debt to the embedded conversion feature, thereby creating an original issue discount on the carrying value of the debt portion of the instrument. This original issue discount would subsequently be amortized as interest expense over the term of the instrument, resulting in an increase to the Company’s reported interest expense. If implemented, this non-cash charge could have an impact of roughly $0.03 per share on the Company’s quarterly earnings per share.  In March 2008, the FASB voted to ballot FSP APB 14-a, for final issuance. The proposed guidance will become effective for the Company beginning the first quarter of fiscal year 2010.

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

10.  Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes by describing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. FIN 48 was adopted by the Company effective July 2, 2007.  The cumulative effect of the change in accounting principle as a result of the Company’s reassessment of its tax positions in accordance with FIN 48 was recorded as a decrease of $1.6 million to accumulated deficit and a decrease in income taxes payable of $1.6 million as of July 2, 2007.

After adoption of FIN 48 at July 2, 2007, the Company had $57.9 million of unrecognized tax benefits which, if recognized, would favorably impact its effective income tax rate in future periods.  As of March 30, 2008, the Company had $59.6 million of unrecognized tax benefits.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits is $8.2 million accrued for interest, net of federal tax benefits, and $0 accrued for penalties at March 30, 2008.

During the third quarter ended March 30, 2008, the Company filed its US Federal and state income tax returns for fiscal 2007.  As a result, the Company recorded in its third quarter a related tax benefit totaling $2.1 million to adjust for certain estimates included in its fiscal 2007 income tax provision as compared to the amounts actually filed in its fiscal 2007 income tax returns.

During the first quarter ended September 30, 2007, the Company and the California Franchise Tax Board settled certain tax matters, primarily related to the research and development tax credit, related to the examination of fiscal years 2000 through 2004.  Upon settlement, the Company recognized a tax benefit during the quarter from the recognition of $1.6 million of unrecorded tax benefits associated with the research and development credit for those fiscal years.

During the quarter ended September 30, 2007, the Company received a Notice of Deficiency from the Internal Revenue Service (IRS) related to export tax benefits the Company claimed as its extraterritorial income (ETI) exclusion under the Internal Revenue Code.  The IRS seeks to recover in full the Company’s ETI benefit claimed on its tax returns for fiscal years 2002 through 2006 totaling $56.5 million plus accrued interest.  The Company disputes the proposed adjustments and intends to pursue the matter through applicable IRS and judicial procedures as appropriate. It is reasonably possible that this matter may be resolved within the next twelve months and that the related unrecognized tax benefits for this tax position may change from those recorded as liabilities for uncertain tax positions in our financial statements.  However, based on the current status of this matter, it is not possible to estimate the effect of such changes, if any, to previously unrecognized tax benefits and there can be no assurance that the resolution of this matter will not have a material effect on the Company’s financial position and/or results of operations of future periods.

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

The Company previously disclosed that the Securities and Exchange Commission (“SEC”) and the United States Justice Department had initiated informal inquiries into the Company’s stock option granting practices.  On October 1, 2007, the Company received notice from the SEC that the investigation concerning the Company’s historical stock option granting practices had been completed and that no enforcement action was recommended.  The Company has not received any further requests from the Department of Justice.  The Company also disclosed that on September 5, 2006, it received an Information Document Request from the Internal Revenue Service (“IRS”) concerning its stock option grants and grant practices.  The Company provided the IRS with information in response to that and subsequent requests.  The Company was also contacted by the California Franchise Tax Board regarding the IRS’s inquiries, but was informed in March 2008 that the Board would not be proceeding with any further actions.

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

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and asserted derivative claims against the individual defendants based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder.  The plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs.  The Company moved to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on the Company’s Board of Directors and had not demonstrated that such a demand would have been futile.  The individual defendants joined in that motion, and also moved to dismiss the complaint for failure to state a claim against each of them.  On December 7, 2006, the District Court granted the Company’s motion; the Court did not address the individual defendants’ motion.  The plaintiffs filed an amended complaint on January 5, 2007 asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  Pursuant to the parties’ stipulation, on February 14, 2007, the District Court entered an order staying the Federal Action in favor of permitting the California State Action to proceed.

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

On August 13, 2007, the plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breach of fiduciary duty and aiding and abetting one another’s alleged breaches of duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options during the period from 1995 through 2005.  The amended complaint also alleged that the individual defendants were unjustly enriched, and engaged in insider trading in violation of the California Corporations Code, and that the director defendants wasted corporate assets.  The amended complaint sought recovery from the individual defendants of unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts and imposition of a constructive trust over executory option contracts, in addition to attorneys’ fees and costs.  On September 12, 2007, the Company filed a demurrer to the amended complaint on the ground that the plaintiffs had failed to make a pre-suit demand or to demonstrate that demand would have been futile.  The individual defendants filed a demurrer to the amended complaint on the grounds that it failed to state a cause of action as to each of them.  The parties stipulated to stay the California State Action pending the outcome of the hearing on the motion to dismiss the Delaware Action.   As discussed below, the motion to dismiss the Delaware action was recently denied.  Accordingly, on April 21, 2008, the parties established a briefing schedule for a motion by defendants to continue the stay of the California State Action until the conclusion of the Delaware Action.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  The plaintiff also asserts claims for unjust enrichment against those defendants who received the challenged option grants.  The plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the defendants’ motions, the plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that demand would have been futile, and that the amended complaint failed to state a claim against each of the individual defendants.  The Court denied the defendants’ motion to dismiss the amended complaint on March 7, 2008.  Linear answered the amended complaint on April 7, 2008.   No trial date has been set.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  The Company recognizes approximately 16% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At March 30, 2008 the Company had approximately $46.1 million of deferred revenue and $8.4 million of deferred cost of sales recognized as $37.7 million of “Deferred income on shipment to distributors”. At July 1, 2007 the Company had approximately $49.0 million of deferred revenue and $9.1 million of deferred cost of sales recognized as $39.9 million of “Deferred income on shipment to distributors”.  To the extent the Company were to have a significant reduction in distributor price or grant significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. These price rebates that have been remitted back to distributors have ranged from $1.5 million to $3.1 million per quarter.

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

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to the tax provision in a subsequent period.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional tax payments are probable. If the Company determines that payment of these amounts is unnecessary, in concert with a review of its total tax liabilities, it may reverse the liability and recognize a tax benefit during the period in which it determines that the liability is no longer necessary.  The Company will also record an additional charge to its provision for taxes in the period in which it determines that the recorded tax liability is less than it expects the ultimate assessment to be. For a discussion of current tax matters, see “Note 10. Income Taxes” in Part I, Item 1 of this Form 10-Q.
Results of Operations

Results of Operations

The table below summarizes the income statement items for the three and nine months ended March 30, 2008 and April 1, 2007 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended March 30, 2008 to the corresponding period from the prior fiscal year:
	Three Months Ended			Nine Months Ended
	March 30,	April 1,	Increase/	March 30,	April 1,	Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	100.0%	100.0%	17%	100.0%	100.0%	7%
Cost of sales	22.5	22.2	18	22.7	22.1	9
Gross profit	77.5	77.8	16	77.3	77.9	6
Expenses:
Research and development	16.6	17.8	9	16.7	16.8	6
Selling, general and
administrative	11.9	12.8	8	11.7	12.4	1
	28.5	30.6	9	28.4	29.2	4
Operating income	49.0	47.2	21	48.9	48.7	7
Interest expense	(4.8)	(0.2)	3321	(5.0)	(0.1)	3,241
Interest income	2.5	6.7	(57)	2.4	6.1	(58)
Income before
income taxes	46.7%	53.7%	1	46.3%	54.7%	(10)

Effective tax rates	28.5%	28.0%		29.2%	29.1%

Revenue for the quarter ended March 30, 2008 was $297.9 million, an increase of $42.9 million or 17% over revenue of $255.0 million for the same quarter of the previous fiscal year.  The increase in revenue was primarily due to the Company selling more units into the industrial and communication end-markets, partially offset by a reduction in its consumer end-market sales.  The average selling price (“ASP”) decreased from $1.67 per unit in the third quarter of fiscal year 2007 to $1.57 per unit in the third quarter of fiscal year 2008.  The decrease in the Company’s ASP is primarily due to the change in sales mix and to a lesser extent the Company lowering its selling price on certain products that have reached significant volume levels.  Geographically, international revenues were $209.9 million or 70% of revenues, an increase of $42.5 million or 25% as compared to international revenues of $167.4 million or 66% of revenues for the same quarter of the previous fiscal year.  The increase in international revenues as a percentage of revenues is primarily due to certain domestic OEM customers migrating their manufacturing to international subcontractors. Internationally, revenues to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $110.0 million or 37% of revenues, while sales to Europe and Japan were $58.3 million or 19% of revenues and $41.6 million or 14% of revenues, respectively.  Domestic revenues were $88.0 million or 30% of revenues in the third quarter of fiscal year 2008, an increase of $0.4 million, from $87.6 million or 34% of revenues in the same period in fiscal year 2007.

Revenue for the nine months ended March 30, 2008 was $868.1 million, an increase of $53.2 million or 7% over revenue of $815.0 million for the same period of the previous fiscal year.  The increase in revenue for the nine-month period ended March 30, 2008 was due to increases in all end-markets, primarily industrial, automotive and military/space end-markets.  The ASP for the first nine months of fiscal year 2008 decreased to $1.54 per unit from $1.61 per unit in the same period of fiscal year 2007.  The decrease in the Company’s ASP is due to similar factors as in the three-month period ended March 30, 2008.  Geographically, international revenues were $611.9 million or 70% of revenues, an increase of $55.0 million over international revenues of $556.9 million or 68% of revenues for the same period of the previous fiscal year.  The increase in international revenues as a percentage of revenues is primarily due to certain domestic OEM customers migrating their manufacturing to international subcontractors.  Internationally, revenues to ROW, represented $343.0 million or 39% of revenues, while sales to Europe and Japan were $155.8 million or 18% of revenues and $113.1 million or 13% of revenues, respectively.  Domestic revenues were $256.2 million or 30% of revenues in the first nine month period of fiscal year 2008, a decrease of $1.8 million, compared to $258.0 million or 32% of revenues in the same period in fiscal year 2007.

During the first quarter of fiscal year 2008, the Company had one set of significant stock option grants that became fully vested after five years and one significant set of restricted stock grants that became fully vested after three years.  As a result, the Company had lower stock-based compensation charges in cost of sales; research and development; and selling, general and administrative expense when compared to the third quarter and the first nine month period of fiscal year 2007.  Future stock grants will add to stock-based compensation charges whereas completion of vesting of previous grants will decrease stock-based compensation charges.  Unvested stock option and restricted stock grants generally vest straight-line over a five year period.

Gross profit was $230.9 million and $670.9 million for the third quarter and the first nine-month period of fiscal year 2008, an increase of $32.5 million and $36.1 million, respectively, from the corresponding periods of fiscal year 2007.  Gross profit as a percentage of revenues decreased to 77.5% in third quarter of fiscal year 2008 as compared to 77.8% of revenues for the same period in the previous fiscal year.  Gross profit as a percentage of revenue decreased to 77.3% for the first nine months of fiscal year 2008 as compared to 77.9% of revenues for the same period in the pervious fiscal year.  The decrease in gross profit as a percentage of revenues for the three- and nine-month periods ended March 30, 2008 was primarily due to increases in employee profit sharing as well as a decrease in ASP, both of  which were largely offset by improved factory efficiencies on higher sales volume as well as a decrease in costs related to stock-based compensation expense.

Research and development (“R&D”) expenses for the quarter ended March 30, 2008 were $49.6 million, an increase of $4.2 million or 9% over R&D expenses of $45.4 million for the same period in the previous fiscal year.  The increase in R&D was due to a $2.9 million increase in compensation costs related to employee headcount and annual salary increases.  Since the Company had better operating results as compared to third quarter of fiscal year 2007, R&D employee profit sharing grew $1.9 million. In addition, the Company had a $0.6 million increase in other R&D related expenses such as mask costs and small tool charges.  Offsetting these increases to R&D was a $1.2 million decrease in stock-based compensation expense.

R&D expenses for the nine months ended March 30, 2008 were $145.2 million, an increase of $8.4 million or 6% over R&D expenses of $136.8 million for the same period in the previous fiscal year.  The increase in R&D was due to an $8.5 million increase in compensation costs related to employee headcount and annual salary increases.  The increase in R&D expense was also due to a $3.3 million increase in employee profit sharing.  Offsetting these increases was a $3.5 million decrease in stock-based compensation expense.

Selling, general and administrative expenses (“SG&A”) for the quarter ended March 30, 2008 were $35.4 million, an increase of $2.6 million or 8% over SG&A expense of $32.8 million for the same period in the previous fiscal year.  The increase in SG&A was due to a $2.4 million increase in compensation costs related to employee headcount and annual salary increases.  The increase in SG&A expense was also due to a $1.4 million increase in employee profit sharing.  Offsetting these increases was a $1.2 million decrease in stock-based compensation expense.

SG&A for the nine months ended March 30, 2008 were $101.8 million, an increase of $1.0 million over SG&A expenses of $100.8 million for the same period in the previous fiscal year.  The increase in SG&A was due to a $4.6 million increase in compensation costs related to employee headcount and annual salary increases.  The increase of SG&A expense was also due to a $2.5 million increase in employee profit sharing.  Offsetting these increases was a $3.4 million decrease in stock-based compensation expense and a $2.7 million decrease in other SG&A related expenses, primarily legal costs.

Interest expense was $14.4 million and $43.4 million for the third quarter and the first nine-month period of fiscal year 2008, an increase of $14.0 million and $42.1 million, respectively, over the corresponding periods of fiscal year 2007.  The increase in interest expense was due to the Company’s issuance of $1.7 billion Convertible Senior Notes during the fourth quarter of fiscal year 2007 bearing interest at 3.0% and 3.125%. Interest expense for the third quarter and the first nine month period of fiscal year 2008 is primarily comprised of convertible debt interest, amortization of the convertible debt discount and amortization of issuance costs.

Interest income was $7.3 million and $21.0 million for the third quarter and the first nine month period of fiscal year 2008, a decrease of $9.7 million and $28.8 million, respectively, from the corresponding periods of fiscal year 2007.  Interest income decreased due to the Company’s lower average cash and short-term investment balances as the Company used $1.3 billion of its cash to fund a portion of its $3.0 billion accelerated share repurchase (“ASR”) transaction during the fourth quarter of fiscal year 2007.

The Company’s effective tax rate for the third quarter of fiscal year 2008 was 28.5% as compared to 28% in the same quarter of fiscal year 2007. The Company’s effective tax rate for the nine months ended March 30, 2008 was 29.2% as compared to 29.1% in the corresponding period of fiscal year 2007.  The increase in the effective tax rates for these periods was primarily due to lower R&D tax credits as this tax benefit expired as of December 31, 2007.  The Company believes that the R&D tax credit will be restored by legislation retroactive to the beginning of calendar year 2008, but there can be no assurance that this will happen.  In addition, the effective tax rate is higher due to lower tax-exempt interest income and the expiration of the ETI export tax benefit.  These decreases are partially offset by an increase in foreign earnings in lower tax jurisdictions, higher domestic production tax benefits and the impact of quarterly discrete adjustments.

The Company’s effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through August 2011. In addition, the Company receives tax benefits from non-taxable interest income and domestic manufacturing credits.

Net income was $99.2 million for the third quarter, an increase of $0.7 million from the same period in the previous fiscal year.  Net income was $284.5 million the first nine month period of fiscal year 2008, a decrease of $31.5 million from the same period in fiscal year 2007.  However, third quarter and year to date diluted earnings per share (“EPS”) increased by $0.12 and $0.23 per share, respectively, over the corresponding periods of fiscal year 2007.  This anomaly occurred due to the Company entering into a $3.0 billion ASR transaction during the fourth quarter of fiscal year 2007.  The ASR transaction was funded by $1.3 billion of the Company’s own cash and $1.7 billion of convertible debt.  As a result, the Company’s third quarter and year to date results have both a decrease in interest income and an increase in interest expense when compared to the corresponding periods of the previous fiscal year.  However, shares used in the calculation of diluted EPS decreased by 80.2 million or 26%, and by 79.8 million or 26% from the third quarter and the first nine month period of fiscal year 2007 primarily due to the ASR. Consequently, the ASR transaction has been accretive to EPS, as the impact of the reduced shares was greater than the reduction in net income from higher interest expense and lower interest income.

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

Revenues for the three months ended March 30, 2008 grew 3% sequentially over the second quarter of fiscal year 2008 and met the mid-point of the Company’s guidance stated at the beginning of the period. This marks the fourth consecutive quarter that the Company has sequentially grown revenues, operating margin and EPS.  These improvements have occurred in spite of difficult economic times. This performance is indicative of the success of the Company’s strategy of diversification both geographically and by end-market.  Looking ahead, given the concerns about economic difficulties particularly in the USA, forecasting future results continues to be a challenge. June should be a growth quarter as we had a positive book-to-bill ratio in the March quarter and we would expect the June quarter to continue to have strength in many of the Company’s end-markets. However, the overriding general economic conditions merit concern. Consequently, the Company presently estimates that revenues and income before taxes will grow 1% to 5% sequentially from the March quarter.

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

Liquidity and Capital Resources

At March 30, 2008, cash, cash equivalents and short-term investments totaled $907.9 million and working capital was $1,003.9 million.  Accounts receivable totaled $150.2 million at the end of the third quarter of fiscal year 2008, an increase of $19.7 million from the end of the fourth quarter of fiscal year 2007.  The increase is primarily due to higher shipments.  Prepaid expenses and other current assets totaled $16.4 million, an increase of $5.3 million primarily due to the increase in the Company’s interest income receivable balance.

Accrued payroll and related benefits of $46.5 million at the end of the third quarter of fiscal year 2008 decreased $8.0 million from the fourth quarter of fiscal year 2007.  The decrease is primarily due to the payment of profit sharing.  The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters.  Income taxes payable totaled $20.2 million at the end of the third quarter of fiscal year 2008, a decrease of $25.1 million from the fourth quarter of fiscal year 2007 primarily due to the reclassification of $59.6 million in unrecognized tax benefits to other long-term liabilities as a result of the implementation of FIN 48 during the first quarter of fiscal year 2008.  This effect was partially offset by the net of quarterly tax payments and the Company’s tax provision.  Other accrued liabilities of $40.6 million increased $11.6 million over the fourth quarter of fiscal year 2007 primarily due to accrued interest on the Company’s convertible senior notes.  The Company makes semi-annual interest payments during the second and fourth quarters.

Deferred tax liabilities totaled $35.3 million, an increase of $22.4 million primarily due to an increase in deferred taxes related to interest deductions for the Company’s convertible senior debt.  Other long-term liabilities of $98.3 million increased $64.3 million over the fourth quarter of fiscal year 2007 primarily due to the unrecognized tax benefit reclassification of $59.6 million noted above and due to the implementation of EITF 06-2, which resulted in a $9.3 million increase for accrued sabbaticals.

During the first nine months of fiscal year 2008, the Company generated $399.8 million of cash from operating activities, $52.7 million in proceeds from common stock issued under employee stock plans and $10.7 million from excess tax benefits received on the exercise of stock options.

During the first nine months of fiscal year 2008, significant cash expenditures included $304.0 million for net purchases of short-term investments; payments of $129.0 million for cash dividends to stockholders, representing $0.57 per share; $50.7 million for repurchases of the Company’s common stock; payments of $15.7 million for capital assets; and $1.0 million for a long-term investment in a privately held company.  In April 2008, the Company’s Board of Directors declared a cash dividend of $0.21 per share.  The $0.21 per share dividend will be paid on May 28, 2008 to shareholders of record on May 16, 2008.  The payment of future dividends will be based on the Company’s financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the foreseeable future.

Off Balance-Sheet Arrangements

As of March 30, 2008, the Company had no off-balance sheet financing arrangements.

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

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 1, 2007.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2007.  At March 30, 2008, the Company’s cash and cash equivalents consisted primarily of bank deposits, commercial paper and money market funds. The Company’s short-term investments consisted of municipal bonds, federal agency bonds, commercial paper, and related securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended March 30, 2008.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)Changes in Internal Control over Financial Reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company previously disclosed that the Securities and Exchange Commission (“SEC”) and the United States Justice Department had initiated informal inquiries into the Company’s stock option granting practices.  On October 1, 2007, the Company received notice from the SEC that the investigation concerning the Company’s historical stock option granting practices had been completed and that no enforcement action was recommended.  The Company has not received any further requests from the Department of Justice.  The Company also disclosed that on September 5, 2006, it received an Information Document Request from the Internal Revenue Service (“IRS”) concerning its stock option grants and grant practices.  The Company provided the IRS with information in response to that and subsequent requests.  The Company was also contacted by the California Franchise Tax Board regarding the IRS’s inquiries, but was informed in March 2008 that the Board would not be proceeding with any further actions.

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

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and asserted derivative claims against the individual defendants based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder.  The plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs.  The Company moved to dismiss the Federal Action on the ground that the plaintiffs had not made a pre-litigation demand on the Company’s Board of Directors and had not demonstrated that such a demand would have been futile.  The individual defendants joined in that motion, and also moved to dismiss the complaint for failure to state a claim against each of them.  On December 7, 2006, the District Court granted the Company’s motion; the Court did not address the individual defendants’ motion.  The plaintiffs filed an amended complaint on January 5, 2007 asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  Pursuant to the parties’ stipulation, on February 14, 2007, the District Court entered an order staying the Federal Action in favor of permitting the California State Action to proceed.

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

On August 13, 2007, the plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breach of fiduciary duty and aiding and abetting one another’s alleged breaches of duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options during the period from 1995 through 2005.  The amended complaint also alleged that the individual defendants were unjustly enriched, and engaged in insider trading in violation of the California Corporations Code, and that the director defendants wasted corporate assets.  The amended complaint sought recovery from the individual defendants of unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts and imposition of a constructive trust over executory option contracts, in addition to attorneys’ fees and costs.  On September 12, 2007, the Company filed a demurrer to the amended complaint on the ground that the plaintiffs had failed to make a pre-suit demand or to demonstrate that demand would have been futile.  The individual defendants filed a demurrer to the amended complaint on the grounds that it failed to state a cause of action as to each of them.  The parties stipulated to stay the California State Action pending the outcome of the hearing on the motion to dismiss the Delaware Action.   As discussed below, the motion to dismiss the Delaware action was recently denied.  Accordingly, on April 21, 2008, the parties established a briefing schedule for a motion by defendants to continue the stay of the California State Action until the conclusion of the Delaware Action.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  The plaintiff also asserts claims for unjust enrichment against those defendants who received the challenged option grants.  The plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the defendants’ motions, the plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that demand would have been futile, and that the amended complaint failed to state a claim against each of the individual defendants.  The Court denied the defendants’ motion to dismiss the amended complaint on March 7, 2008.  Linear answered the amended complaint on April 7, 2008.   No trial date has been set.

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
For the nine months ended March 30, 2008, 70% of our revenues were derived from customers in international markets. Also, we have test and assembly facilities outside the United States in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies.

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

In August 2007, the Financial Accounting Standards Board (“FASB”) exposed for comment FASB Staff Position (“FSP”) APB 14-a, a clarification on the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FASB is considering a requirement to allocate a portion of the debt to the embedded conversion feature, thereby creating an original issue discount on the carrying value of the debt portion of the instrument. This original issue discount would subsequently be amortized as interest expense over the term of the instrument, resulting in an increase to our reported interest expense. This could materially impact our results of operations and earnings per share.  In March 2008, the FASB voted to ballot FSP APB 14-a, for final issuance. The proposed guidance will become effective for the Company beginning the first quarter of fiscal year 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (December 31, 2007 – January 27, 2008)	3,411,645	$35.46 (1)	3,411,645	17,088,497
Month #2 (January 28, 2008 – February 24, 2008)	349,946	$32.16	349,946	16,738,551
Month #3 (February 25, 2008 – March 30, 2008)	-	-	-	-
Total	3,761,591	$35.15	3,761,591	16,738,551

(1) On April 17, 2007 the Company’s Board of Directors authorized a $3.0 billion accelerated stock repurchase transaction (“ASR”).  As part of the ASR, the Company entered into two $1.5 billion confirmations totaling $3.0 billion during the fourth quarter of fiscal 2007.  Under these confirmations, the Company provided a financial institution with an up−front payment totaling $3.0 billion.  The number of shares of common stock that were delivered to the Company for the first confirmation were determined based on the daily volume weighted average price of the Company’s common stock over an approximately three-month period that commenced shortly after the issuance of the Company’s $1.7 billion Convertible Senior Notes in April 2007.  Under the terms of the first $1.5 billion confirmation, the Company received 33.3 million shares of its common stock during the fourth quarter of fiscal year 2007.  The first confirmation ended during the first quarter of fiscal year 2008 and the Company received an additional 7.7 million shares.  Accordingly, under the first confirmation the Company received a total of 41.0 million shares at an average purchase price of $36.57 per share.  Under the terms of the second $1.5 billion confirmation, the Company received 38.9 million shares of its common stock during the fourth quarter of fiscal year 2007.  The exact number of shares for the second confirmation was determined by the daily volume weighted average price of the Company’s common stock (subject to a per share floor price and cap price resulting in a purchase by the Company under that part of the ASR of no fewer than approximately 38.9 million shares of common stock and not more than approximately 42.5 million shares of common stock) over the subsequent approximately six-month period. The second confirmation ended during the third quarter of fiscal year 2008 and the Company received an additional 3.4 million shares. Accordingly, under the second confirmation the Company received a total of 42.3 million shares at an average purchase price of $35.46 per share.

(2) On July 25, 2006 the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period of which 16.7 million shares still remain for purchase over the next 3 month period.

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

LINEAR TECHNOLOGY CORPORATION

DATE: May 6, 2008	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)