Form 10-Q
period 2008-09-28
LINEAR TECHNOLOGY CORP /CA/
filed 2008-11-04
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See the definition of “large accelerated filing,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 24, 2008
Common Stock, $0.001 par value per share	221,729,262 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE MONTHS ENDED SEPTEMBER 28, 2008

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three months
		ended September 28, 2008 and September 30, 2007	3

		Consolidated Balance Sheets at September 28, 2008 and June 29, 2008	4

		Consolidated Statements of Cash Flows for the three months ended
		September 28, 2008 and September 30, 2007	5

		Notes to Consolidated Financial Statements	6-12

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	13-16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.	Controls and Procedures	16

Part II:	Other Information

	Item 1.	Legal Proceedings	16-17

	Item 1A.	Risk Factors	18-23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

	Item 6.	Exhibits	24

Signatures:			25

PART I.                 FINANCIAL INFORMATION

Item 1.              Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 28,	September 30,
	2008	2007
Revenues	$310,351	$281,488
Cost of sales (1)	71,472	64,061
Gross profit	238,879	217,427

Expenses:
Research and development (1)	50,860	47,780
Selling, general and administrative (1)	37,107	32,781
	87,967	80,561

Operating income	150,912	136,866
Interest expense	(14,407)	(14,462)
Interest income	6,974	6,434

Income before income taxes	143,479	128,838
Provision for income taxes	35,870	37,363

Net income	$107,609	$91,475

Basic earnings per share	$0.49	$0.41
Shares used in the calculation of basic
earnings per share	221,433	224,093

Diluted earnings per share	$0.48	$0.40
Shares used in the calculation of diluted
earnings per share	224,091	229,230

Cash dividends per share	$0.21	$0.18

(1) Includes stock-based compensation charges as follows:

Cost of sales	$1,886	$1,897
Research and development	7,986	7,747
Selling, general and administrative	4,502	4,300

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 28,	June 29,
	2008	2008
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$195,344	$149,221
Marketable securities	826,525	817,480
Accounts receivable, net of allowance for
doubtful accounts of $1,752 ($1,752 at June 29, 2008)	163,239	161,452
Inventories:
Raw materials	4,385	4,996
Work-in-process	39,016	40,028
Finished goods	12,065	10,993
Total inventories	55,466	56,017
Deferred tax assets	36,098	31,882
Prepaid expenses and other current assets	37,236	29,488
Total current assets	1,313,908	1,245,540
Property, plant and equipment, at cost:
Land, buildings and improvements	205,750	205,447
Manufacturing and test equipment	502,377	479,829
Office furniture and equipment	3,691	3,694
	711,818	688,970
Accumulated depreciation and amortization	(438,014)	(427,885)
Property, plant and equipment, net	273,804	261,085
Other non current assets	77,161	77,264
Total assets	$1,664,873	$1,583,889

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$15,720	$16,860
Accrued payroll and related benefits	53,388	66,465
Deferred income on shipments to distributors	35,990	37,777
Income taxes payable	52,131	19,839
Other accrued liabilities	48,055	34,217
Total current liabilities	205,284	175,158
Deferred tax liabilities	47,744	41,932
Convertible senior notes	1,700,000	1,700,000
Other long-term liabilities	89,781	100,717
Total liabilities	2,042,809	2,017,807
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 2,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized;
221,366 shares issued and outstanding at September 28, 2008
(221,508 shares at June 29,2008)	221	221
Additional paid-in capital	1,066,125	1,050,038
Accumulated other comprehensive income, net of tax	710	1,452
Accumulated deficit	(1,444,992)	(1,485,629)
Total stockholders’ deficit	(377,936)	(433,918)
Total liabilities and stockholders’ deficit	$1,664,873	$1,583,889

(1)	Derived from audited financial statements at June 29, 2008
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	September 28,	September 30,
	2008	2007
Cash flow from operating activities:
Net income	$107,609	$91,475
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	11,893	12,591
Tax benefit received on the exercise of
stock-based awards	37	1,890
Stock-based compensation	14,374	13,944
Change in operating assets and liabilities:
Increase in accounts receivable	(1,787)	(3,486)
Decrease (increase) in inventories	551	(338)
Decrease in prepaid expenses, other
current assets and deferred tax assets	2,398	3,541
Decrease (increase) in long-term assets	1,201	(1,252)
(Decrease) increase in accounts payable,
accrued payroll and other accrued liabilities	(4,668)	6,099
Decrease in deferred income on
shipments to distributors	(1,787)	(760)
Increase in income taxes payable	14,735	31,373
Increase in long term liabilities	25	-
Cash provided by operating activities	144,581	$155,077

Cash flow from investing activities:
Purchase of marketable securities	(172,418)	(283,741)
Proceeds from sales and maturities of
marketable securities	162,320	146,262
Purchase of property, plant and equipment	(23,064)	(5,323)
Cash used in investing activities	(33,162)	(142,802)

Cash flow from financing activities:
Excess tax benefit received on exercise of
stock-based awards	70	3,142
Issuance of common stock under employee
stock plans	5,104	12,373
Purchases of common stock	(23,105)	(7,880)
Payment of cash dividends	(47,365)	(40,746)
Cash used in financing activities	(65,296)	(33,111)

Increase (decrease) in cash and cash equivalents	46,123	(20,836)

Cash and cash equivalents, beginning of period	149,221	156,494
Cash and cash equivalents, end of period	$195,344	$135,658

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made.  All such adjustments were of a normal recurring nature.  The results for the three-month period ended September 28, 2008 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 29, 2008 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 29, 2008 has been derived from audited financial statements as of that date.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the first quarter of fiscal year 2009, the Company recognized approximately 14% of net revenues from North American (“domestic”) distributors.  Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 3% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions are transactions in which during the course of securing business, domestic distributors request the Company to reduce its selling price on a specific quantity of product in order to complete a particular sales transaction.  When the Company agrees, it rebates to the requesting distributor, through the acceptance of the distributor’s debit memo, the amount of the price reduction so negotiated.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor’s purchase price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  “Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor, however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors. These price rebates that have been remitted back to distributors have ranged from $1.7 million to $3.1 million per quarter. The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product.

The Company’s sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates.  The agreements generally permit distributors to exchange up to 5% of purchases on a semi-annual basis.  Revenue on international distributor sales is recognized upon shipment at which time title passes.  The Company estimates international distributor returns based on historical data and current business expectations and defers a portion of international distributor revenues and costs based on these estimated returns.

2.	The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30. Fiscal years 2009 and 2008 are 52-week years.

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

	Three Months Ended
In thousands, except per share	September 28,	September 30,
amounts	2008	2007

Numerator - net income	$107,609	$91,475

Denominator for basic earnings
per share- weighted
average shares	221,433	224,093

Effect of dilutive securities –
employee stock options and
restricted stock	2,658	5,137

Denominator for diluted earnings
per share	224,091	229,230

Basic earnings per share	$0.49	$0.41

Diluted earnings per share	$0.48	$0.40

4.	Fair Value

The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), at the beginning of fiscal year 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of SFAS 157 did not impact the Company’s consolidated financial position or results of operations.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

The Company’s Level 1 assets consist of investments in money-market funds and United States Treasury securities.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

The Company’s Level 2 assets consist of municipal bonds, obligations of U.S. government-sponsored enterprises, corporate debt and commercial paper that are less actively traded in the market, but where quoted market prices exist for similar instruments that are actively traded. The Company determines the fair value of its Level 2 assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter.

Level 3. Valuations based on inputs that are supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

The Company has no Level 3 assets.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 28, 2008:

(In thousands)	Quoted Prices in
	Active Markets for	Significant Other
	for Identical	Observable Inputs
Description	Instruments (Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$232,924	$-	$232,924
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises and commercial paper	-	706,413	706,413
Total assets measured at fair value	$232,924	$706,413	$939,337

5.	Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans under which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performances shares and performance units.  Under the plans (the 2005 Equity Incentive Plan and the 2001 Nonstatutory Stock Option Plan), the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted nonstatutory stock options, restricted stock and restricted stock units from these plans.  At September 28, 2008, 15.0 million shares were available for grant under the plans.  The Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods commence on approximately May 1 and November 1 of each year.  At September 28, 2008, 0.4 million shares were available for issuance under the ESPP.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS 123R”).  Under SFAS 123R, compensation cost for restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.  Compensation cost for stock options is calculated on the date of grant using the fair value of stock options as determined using the Black-Scholes valuation model.  The Company amortizes the compensation cost straight-line over the vesting period, which is generally five years.  The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term, stock price volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

As of September 28, 2008, there was approximately $156.8 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.  The Company issues new shares of common stock upon exercise of stock options. For the three months ended September 28, 2008, options for 0.2 million shares were exercised for a gain (aggregate intrinsic value) of $1.4 million determined as of the date of option exercise.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, June 29, 2008	25,091,024	$36.65

Granted	-	-
Forfeited and expired	(112,900)	42.73
Exercised	(168,048)	24.91
Outstanding options, September 28, 2008	24,810,076	$36.71
Vested and expected to vest as of September 28, 2008	24,675,853	$36.71

Options vested and exercisable at:
September 28, 2008	22,979,121	$36.73

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at June 29, 2008	4,958,739	$34.00

Granted	375,178	30.63
Vested	(427,032)	33.28
Forfeited	(25,111)	33.28
Nonvested at September 28, 2008	4,881,774	$33.82

6.      Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended
In thousands	September 28,	September 30,
	2008	2007

Net income	$107,609	$91,475

Changes in unrealized (losses) or gains
on available-for-sale securities	(742)	1,398

Total comprehensive income	$106,867	$92,873

7.      Convertible Senior Notes

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

Upon conversion of the Notes, the Company will pay the holder cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted. If the conversion value exceeds $1,000, the Company must also deliver cash or common stock or a combination of cash and common stock, at the Company’s option, for the conversion value in excess of $1,000 (“conversion spread”). The conversion value of the Notes is determined based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day conversion reference period.  For purposes of calculating earnings per share, there would be no adjustment to the shares in the earnings per share calculation for the cash settled portion of the Notes, as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the shares for the calculation of diluted earnings per share to the extent the conversion price is dilutive under the treasury stock method.  At September 28, 2008, no shares related to the Notes were included in the computation of diluted earnings per share.  As of the date hereof, the conversion rate of the 2027A notes is 20.5893 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  As of the date hereof, the conversion rate of the 2027B notes is 20.3977 shares of common stock per $1,000 principal amount of the 2027B notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in October 2008 will cause a further minor adjustment in the conversion rate of the Notes. The Notes will bear contingent interest equal to 0.25% commencing May 1, 2014 for the 2027A notes and November 1, 2010 for the 2027B notes under certain circumstances. The Company may redeem the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates or upon a fundamental change.  The Company may redeem the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates or upon a fundamental change.

8.      Product Warranty and Indemnification

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

9.      Recent Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The Company’s $1.7 billion convertible senior notes will be affected by this FSP. FSP APB 14-1 will require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will be required to be applied retrospectively to all periods presented. The Company will be required to implement the standard during the first quarter of fiscal year 2010, which begins on June 29, 2009. The Company currently estimates that the adoption of FSP APB 14-1 will have a noncash charge of roughly $0.03 per share on the Company’s quarterly earnings per share.

10.           Income Taxes

The Company accounts for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”).  Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of September 28, 2008, the Company had $56.4 million of unrecognized tax benefits which, if recognized, would favorably impact its effective income tax rate in future periods.  The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits is $9.5 million accrued for interest at September 28, 2008.

During the first quarter of fiscal year 2009, the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) agreed to settle certain disputed export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006.  As a result of the settlement, the Company recognized a discrete tax benefit during the quarter totaling $6.7 million, primarily due to the reversal of liabilities for uncertain tax positions totaling $6 million pertaining to ETI.  The balance of the discrete tax benefit pertains to an unrelated tax refund claim attributable to those years that was upheld by IRS Appeals.  IRS Appeals continues to consider the calculation of certain ETI claims for these fiscal years that have been denied by the IRS.  This related issue is expected to be resolved within the current fiscal year at which time the Company, if it prevails, will record additional unrecognized tax benefits to the extent the claims are accepted by IRS Appeals.

During the first quarter of fiscal year 2008, the Company and the California Franchise Tax Board settled certain tax matters, primarily related to the research and development tax credit, related to the examination of fiscal years 2000 through 2004.  Upon settlement, the Company recognized a tax benefit during the quarter from the recognition of $1.6 million of unrecorded tax benefits associated with the research and development credit for those fiscal years.

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

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and asserted derivative claims against the individual defendants based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder.   On December 7, 2006, the Court granted Linear’s motion to dismiss the complaint for failure to make a pre-suit demand or to demonstrate that demand would have been futile.  The plaintiffs filed an amended complaint on January 5, 2007 asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  Pursuant to the parties’ stipulation, on February 14, 2007, the District Court entered an order staying the Federal Action in favor of permitting the California State Action to proceed.

In the California State Action, the plaintiffs initially asserted claims against the individual defendants for breaching and aiding and abetting breaches of fiduciary duty in connection with the alleged backdating of stock option grants during the period from 1995 through 2002.  The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officer defendants engaged in insider trading in violation of California law.  The plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  Following a hearing on July 13, 2007, the Court sustained the Company’s demurrer, and granted the plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

On August 13, 2007, plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breaching and aiding and abetting breaches of duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options during the period from 1995 through 2005.  The amended complaint also alleged that the individual defendants were unjustly enriched, and engaged in insider trading in violation of the California Corporations Code, and that the director defendants wasted corporate assets.  The amended complaint sought recovery from the individual defendants of unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts and imposition of a constructive trust over executory option contracts, in addition to attorneys’ fees and costs.  On September 12, 2007, the Company filed a demurrer to the amended complaint on the ground that the plaintiffs had failed to make a pre-suit demand or to demonstrate that demand would have been futile.  The individual defendants filed demurrers on the grounds that the amended complaint failed to state a cause of action as to each of them.  Before the parties completed briefing the demurrers, they stipulated to stay the California State Action pending the outcome of the hearing on the motion to dismiss the Complaint in the Delaware Action.   On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, the plaintiffs filed a motion to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.

In an order issued June 18, 2008, the Superior Court granted the individual defendants’ motion to stay the California State Action, and rejected, at least in part, the plaintiffs’ request to coordinate discovery.  The Superior Court ordered defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The Superior Court is monitoring the progress of the Delaware Action to ensure that a continued stay is appropriate.  A case management conference is scheduled for November 14, 2008.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  The plaintiff also asserts claims for unjust enrichment against those defendants who received the challenged option grants.  The plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the motions, the plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that demand would have been futile, and that the amended complaint failed to state a claim against each of the individual defendants. On March 7, 2008, the Court denied the motion.  Linear answered the amended complaint on April 7, 2008.  The parties are actively engaged in discovery.  No trial date has been set.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the quarter ended September 28, 2008, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2008.

Results of Operations

The table below summarizes the income statement items for the three months ended September 28, 2008 and September 30, 2007 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended September 28, 2008 to the corresponding period from the prior fiscal year:

	Three Months Ended
	September 28,	September 30,	Increase/
	2008	2007	(Decrease)

Revenues	100.0%	100.0%	10%
Cost of sales	23.0	22.8	12
Gross profit	77.0	77.2	10
Expenses:
Research and development	16.4	17.0	6
Selling, general and administrative	12.0	11.6	13
	28.4	28.6	9
Operating income	48.6	48.6	10
Interest expense	(4.6)	(5.1)	-
Interest income	2.2	2.3	8
Income before income taxes	46.2%	45.8%	11

Effective tax rates	25.0%	29.0%

Revenue for the quarter ended September 28, 2008 was $310.4 million, an increase of $28.9 million or 10% over revenue of $281.5 million for the same quarter of the previous fiscal year.  The average selling price (“ASP”) of $1.47 per unit in the first quarter of fiscal year 2009 decreased from $1.55 per unit in the first quarter of fiscal year 2008. The decrease in the Company’s ASP is primarily due to the change in sales mix as the Company’s customer product mix within consumer related products changed year over year.  Geographically, international revenues were $226.2 million or 73% of revenues, an increase of $29.7 million as compared to international revenues of $196.5 million or 70% of revenues for the same quarter of the previous fiscal year.  The increase in international revenues as a percentage of revenues is primarily due to  a lower percentage of sales to both, domestic original equipment manufacturer (“OEM”) and distribution customers reflective of the weakness in the United States economy. Internationally, revenues to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $130.2 million or 42% of revenues, while sales to Europe and Japan were $55.8 million or 18% of revenues and $40.2 million or 13% of revenues, respectively.  Domestic revenues were $84.2 million or 27% of revenues in the first quarter of fiscal year 2009, a decrease of $0.8 million, from $85.0 million or 30% of revenues in the same period in fiscal year 2008.

Gross profit was $238.9 million for the first quarter of fiscal year 2009, an increase of $21.5 million from the corresponding period of fiscal year 2008.  Gross profit as a percentage of revenues decreased to 77.0% in first quarter of fiscal year 2009 as compared to 77.2% of revenues for the same period in the previous fiscal year.  The modest decrease in gross profit as a percentage of revenues for the quarter ended September 28, 2008 was primarily due to a decrease in ASP, an increase in raw material costs such as gold and an increase in accrued employee profit sharing.  These decreases in gross profit as a percentage of revenue were largely offset by improved factory efficiencies on higher sales volume.

Research and development (“R&D”) expenses for the quarter ended September 28, 2008 were $50.9 million, an increase of $3.1 million or 6% over R&D expenses of $47.8 million for the same period in the previous fiscal year.  The increase in R&D was due to a $2.3 million increase in compensation costs related to an increase in employee headcount and annual salary increases.  The increase in R&D expense was also due to a $1.0 million increase in accrued employee profit sharing and a $0.2 million increase in stock-based compensation expense. Partially offsetting these increases was a $0.4 million decrease in other R&D related expenses such as software and equipment maintenance fees.

Selling, general and administrative expenses (“SG&A”) for the quarter ended September 28, 2008 were $37.1 million, an increase of $4.3 million or 13% over SG&A expense of $32.8 million for the same period in the previous fiscal year.  The increase in SG&A was due to a $2.3 million increase in compensation costs related to an increase in employee headcount, primarily in direct sales, and annual salary increases.  The increase in SG&A expense was also due to a $0.7 million increase in accrued employee profit sharing.  In addition, SG&A increased due to a $0.2 million increase in stock-based compensation expense and a $1.1 million increase in other SG&A related expense such as sales personnel travel expenses and the timing of year-end reporting fees.

The Company’s tax rate for the first quarter of fiscal year 2009 was 25% as compared to 29.0% in the same quarter of fiscal year 2008.  The decrease in the tax rate was primarily due to a quarterly discrete tax benefit recognized during the first quarter of fiscal year 2009 relating to an agreement with the IRS to settle certain disputed ETI tax benefits the Company claimed during fiscal years 2002 through 2006, partially offset by lower R&D tax credits due to expiration of this benefit as of December 31, 2007.  Subsequent to the quarter just ended, the R&D tax credit was restored by legislation retroactive to the beginning of calendar year 2008.  This will have a favorable impact on the Company’s annual effective tax rate for fiscal year 2009 and will result in a discrete quarterly tax benefit in the second quarter for the recognition of the prior year R&D tax credit.  As a result, and absent other quarterly discrete items or changes in estimates, the Company expects its annual effective tax rate to improve to the 28% to 29% range, excluding discrete items, and its second quarter tax rate to be in the range of 22.5% to 25%, including a discrete item for the retroactive reinstatement of the R&D tax benefit.

The Company’s effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through August 2011. In addition, the Company receives tax benefits from non-taxable interest income, domestic manufacturing credits and going forward, from reinstated R&D tax credits.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, timely ramp-up of new facilities, the timely introduction of new processes and products; increases in costs associated with utilities, transportation and raw materials; currency fluctuations; the effects of adverse economic conditions in the United States and international markets and other factors described below and in  “Item 1A – Risk Factors” section of this Quarterly Report on Form 10-Q.

The Company grew its revenues and pretax income by 1% and 3%, respectively, over the fourth quarter of fiscal year 2008. This marks the sixth consecutive quarter that the Company has sequentially grown revenues and EPS.  However, during the latter part of the September quarter and especially through early October, the Company began to see a decrease in new order bookings across the Company’s major end-markets. The current global credit crisis and related economic uncertainty have begun to affect the Company as well as the semiconductor industry.  Given the recent decrease in orders and the softness the Company is currently seeing in the industry, the Company presently estimates that revenues will decrease 10% to 20% sequentially from the September quarter.  It is difficult to forecast what the decline in revenues will be given the uncertain state of the economy as a whole.  The Company’s results will be dependent on its customers’ reaction to the global crisis.  Nevertheless, the Company is well positioned to manage through difficult times and has a proven track record that it can maintain industry leading profitability under challenging market conditions.  Many of the Company’s expenses are variable and the Company is taking measures to adjust those downward.  The Company believes it can maintain pretax profits above 40% of revenues with the lower forecasted sales range.  In addition, once this global economic crisis eases, the Company continues to be optimistic about its long-term growth prospects.

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

Liquidity and Capital Resources

At September 28, 2008, cash, cash equivalents and marketable securities totaled $1,021.9 million and working capital was $1,108.6 million.

Prepaid expenses and other current assets increased $7.7 million over the fourth quarter of fiscal year 2008 primarily due to an increase in prepaid income taxes of $5.6 million.  Net property, plant and equipment increased $12.7 million over the fourth quarter of fiscal year 2008 primarily due to fixed asset additions of $23.1 million related to the expansion of clean room space at one of the Company’s manufacturing facilities.  These additions were offset by $10.3 million in depreciation expense.

Accrued payroll and related benefits decreased $13.1 million from the fourth quarter of fiscal year 2008 primarily due to the payment of profit sharing.  The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters.  Income taxes payable increased $32.3 million over the fourth quarter of fiscal year 2008 primarily due to the income tax provision of $35.9 million partially offset by the final payment of the prior year income tax liability.  Other accrued liabilities of $48.1 million increased $13.8 million over the fourth quarter of fiscal year 2008 primarily due to accrued interest on the Company’s convertible senior notes.  The Company makes semi-annual interest payments during the second and fourth quarters.

Deferred tax liabilities increased $5.8 million over the fourth quarter of fiscal year 2008 mainly due to an increase in deferred taxes related to interest deductions for the Company’s convertible senior debt.  Other long-term liabilities of $89.8 million decreased $10.9 million from the fourth quarter of fiscal year 2008 primarily due the reclassification of tax reserves related to the Company’s agreement with the IRS to settle certain disputed ETI tax benefits.

During the first quarter of fiscal year 2009, the Company generated $144.6 million of cash from operating activities and $5.1 million in proceeds from common stock issued under employee stock plans.

During the first quarter of fiscal year 2009, significant cash expenditures included $10.1 million for net purchases of short-term investments; payments of $47.4 million for cash dividends to stockholders, representing $0.21 per share; $23.1 million for repurchases of the Company’s common stock; and $23.1 million for the purchase of property plant and equipment.  In October 2008, the Company’s Board of Directors declared a cash dividend of $0.21 per share.  The $0.21 per share dividend will be paid on November 26, 2008 to shareholders of record on November 14, 2008.  The payment of future dividends will be based on the Company’s financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements,  and debt retirement for the foreseeable future.

Off Balance-Sheet Arrangements

As of September 28, 2008, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of 3.0% debentures due May 1, 2027 and $0.7 billion principal amount of 3.125% debentures due May 1, 2027.  The Company pays cash interest at an annual rate of 3.0% and 3.125%, respectively, payable semiannually on November 1 and May 1 of each year, beginning November 1, 2007. See Note 7 to the consolidated financial statements, included in Part 1. “Financial Information,” for additional information about the debentures.

Fair Value

As of September 28, 2008, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a fair market value of $939.3 million.  The Company’s cash and cash equivalents, and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities.  The Company currently does not hold any investments in auction rate securities or asset backed securities.  Most of the Company’s investments in debt instruments have an investment rating of AAA.  As of September 28, 2008, the Company’s cash and cash equivalent, and marketable securities investment portfolio had a remaining maturity of approximately one year.

Beginning in the first quarter of fiscal year 2009, the assessment of fair value for the Company’s financial instruments mentioned above are based on the provisions of SFAS 157.  SFAS No. 157 establishes a fair value hierarchy that is based on three levels of inputs and requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Refer to “Note 4. Fair Value” of Notes to Consolidated Financial Statements for a further discussion of SFAS 157.  As of September 28, 2008, the Company’s financial instruments measured at fair value on a recurring basis included $939.3 million of assets.  All of these assets were classified as Level 1 or Level 2 instruments.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 29, 2008.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2008.  At September 28, 2008, the Company’s cash and cash equivalents, and marketable securities consisted money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended September 28, 2008.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)Changes in Internal Control over Financial Reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and asserted derivative claims against the individual defendants based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Rule 10b-5 promulgated thereunder.   On December 7, 2006, the Court granted Linear’s motion to dismiss the complaint for failure to make a pre-suit demand or to demonstrate that demand would have been futile.  The plaintiffs filed an amended complaint on January 5, 2007 asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  Pursuant to the parties’ stipulation, on February 14, 2007, the District Court entered an order staying the Federal Action in favor of permitting the California State Action to proceed.

In the California State Action, the plaintiffs initially asserted claims against the individual defendants for breaching and aiding and abetting breaches of fiduciary duty in connection with the alleged backdating of stock option grants during the period from 1995 through 2002.  The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officer defendants engaged in insider trading in violation of California law.  The plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  Following a hearing on July 13, 2007, the Court sustained the Company’s demurrer, and granted the plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

On August 13, 2007, plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breaching and aiding and abetting breaches of duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options during the period from 1995 through 2005.  The amended complaint also alleged that the individual defendants were unjustly enriched, and engaged in insider trading in violation of the California Corporations Code, and that the director defendants wasted corporate assets.  The amended complaint sought recovery from the individual defendants of unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts and imposition of a constructive trust over executory option contracts, in addition to attorneys’ fees and costs.  On September 12, 2007, the Company filed a demurrer to the amended complaint on the ground that the plaintiffs had failed to make a pre-suit demand or to demonstrate that demand would have been futile.  The individual defendants filed demurrers on the grounds that the amended complaint failed to state a cause of action as to each of them.  Before the parties completed briefing the demurrers, they stipulated to stay the California State Action pending the outcome of the hearing on the motion to dismiss the Complaint in the Delaware Action.   On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, the plaintiffs filed a motion to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.

In an order issued June 18, 2008, the Superior Court granted the individual defendants’ motion to stay the California State Action, and rejected, at least in part, the plaintiffs’ request to coordinate discovery.  The Superior Court ordered defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The Superior Court is monitoring the progress of the Delaware Action to ensure that a continued stay is appropriate.  A case management conference is scheduled for November 14, 2008.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  The plaintiff also asserts claims for unjust enrichment against those defendants who received the challenged option grants.  The plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the motions, the plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that demand would have been futile, and that the amended complaint failed to state a claim against each of the individual defendants. On March 7, 2008, the Court denied the motion.  Linear answered the amended complaint on April 7, 2008.  The parties are actively engaged in discovery.  No trial date has been set.

Item 1A.	Risk Factors

A description of the risk factors associated with the Company’s business is set forth below. In addition to the risk factors discussed below, see “Factors Affecting Future Operating Results” included in “Management's Discussion and Analysis” for further discussion of other risks and uncertainties that may affect the Company.

Reduced consumer and/or corporate spending due to uncertainties in the macroeconomic environment could adversely affect our revenues and profitability.

We depend on demand from the industrial, communication, computer, consumer and automotive end-markets we serve. Our revenues and profitability are based on certain levels of consumer and corporate spending. If our projections of demand fail to materialize due to reductions in consumer and/or corporate spending as a result of uncertain conditions in the macroeconomic environment, such as global credit conditions, mortgage failures, fluctuations in interest rates, higher energy prices, or otherwise, our revenues and profitability could be adversely affected.

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

During the first quarter of fiscal year 2009, 73% of our revenues were derived from customers in international markets. Also, we have test and assembly facilities outside the United States in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies.

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

For a further discussion on legal matters see “Legal Proceedings” in Part II, Item 1 of this Form 10-Q.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (June 30, 2008 – July 27, 2008)		$ -		-
Month #2 (July 28, 2008 – August 24, 2008)	737,827	31.35	737,827	19,262,173
Month #3 (August 25, 2008 – September 28, 2008)	-	-	-	-
Total	737,827	31.35	737,827	19,262,173

1) On July 29, 2008, the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period as the previous program had expired.

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

LINEAR TECHNOLOGY CORPORATION

DATE: November 4, 2008	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)