Form 10-Q
period 2008-12-28
LINEAR TECHNOLOGY CORP /CA/
filed 2009-02-06
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a small reporting company.  See the definition of “large accelerated filing,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at January 23, 2009
Common Stock, $0.001 par value per share	221,859,138 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED DECEMBER 28, 2008

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three and six months
		ended December 28, 2008 and December 30, 2007	3

		Consolidated Balance Sheets at December 28, 2008 and June 29, 2008	4

		Consolidated Statements of Cash Flows for the six months ended
		December 28, 2008 and December 30, 2007	5

		Notes to Consolidated Financial Statements	6-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	14-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

Part II:	Other Information

	Item 1.	Legal Proceedings	21-22

	Item 1A.	Risk Factors	22-27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 4.	Submission of Matters to a Vote of Security Holders	28

	Item 6.	Exhibits	28

Signatures:			29

PART I.                      FINANCIAL INFORMATION

Item 1.              Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Revenues	$ 249,196	$ 288,720	$ 559,547	$ 570,208
Cost of sales (1)	60,278	66,212	131,750	130,273
Gross profit	188,918	222,508	427,797	439,935

Expenses:
Research and development (1)	45,793	47,799	96,653	95,579
Selling, general and administrative (1)	32,573	33,557	69,680	66,338
Restructuring	1,564	-	1,564	-
	79,930	81,356	167,897	161,917

Operating income	108,988	141,152	259,900	278,018
Interest expense	(13,246)	(14,474)	(27,653)	(28,936)
Interest income	6,113	7,258	13,087	13,692
Gain on early retirement of convertible
senior notes	20,989	-	20,989	-

Income before income taxes	122,844	133,936	266,323	262,774
Provision for income taxes	27,640	40,181	63,510	77,544

Net income	$ 95,204	$ 93,755	$ 202,813	$ 185,230

Basic earnings per share	$ 0.43	$ 0.42	$ 0.92	$ 0.83
Shares used in the calculation of basic
earnings per share	221,563	223,494	221,516	223,137

Diluted earnings per share	$ 0.43	$ 0.41	$ 0.91	$ 0.81
Shares used in the calculation of diluted
earnings per share	221,657	227,119	222,133	227,687

Cash dividends per share	$ 0.21	$ 0.18	$ 0.42	$ 0.36

(1) Includes stock-based compensation charges as follows:

Cost of sales	$ 1,933	$ 1,972	$ 3,819	$ 3,869
Research and development	8,236	8,182	16,222	15,929
Selling, general and administrative	4,595	4,528	9,097	8,828

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 28,	June 29,
	2008	2008
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$126,217	$149,221
Marketable securities	773,938	817,480
Accounts receivable, net of allowance for
doubtful accounts of $1,752 ($1,752 at June 29, 2008)	127,833	161,452
Inventories:
Raw materials	4,078	4,996
Work-in-process	39,616	40,028
Finished goods	11,246	10,993
Total inventories	54,940	56,017
Deferred tax assets	37,085	31,882
Prepaid expenses and other current assets	28,368	29,488
Total current assets	1,148,381	1,245,540
Property, plant and equipment, at cost:
Land, buildings and improvements	205,834	205,447
Manufacturing and test equipment	509,703	479,829
Office furniture and equipment	3,773	3,694
	719,310	688,970
Accumulated depreciation and amortization	(448,541)	(427,885)
Property, plant and equipment, net	270,769	261,085
Other non current assets	74,388	77,264
Total assets	$1,493,538	$1,583,889

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$9,274	$16,860
Accrued payroll and related benefits	62,614	66,465
Deferred income on shipments to distributors	31,266	37,777
Income taxes payable	19,385	19,839
Other accrued liabilities	34,001	34,217
Total current liabilities	156,540	175,158
Deferred tax liabilities	53,204	41,932
Convertible senior notes	1,500,000	1,700,000
Other long-term liabilities	93,405	100,717
Total liabilities	1,803,149	2,017,807
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 2,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized;
221,762 shares issued and outstanding at December 28, 2008
(221,508 shares at June 29, 2008)	222	221
Additional paid-in capital	1,083,514	1,050,038
Accumulated other comprehensive income, net of tax	5,174	1,452
Accumulated deficit	(1,398,521)	(1,485,629)
Total stockholders’ deficit	(309,611)	(433,918)
Total liabilities and stockholders’ deficit	$1,493,538	$1,583,889

(1)	Derived from audited financial statements at June 29, 2008
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	December 28,	December 30,
	2008	2007
Cash flow from operating activities:
Net income	$202,813	$185,230
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	23,968	24,761
Tax benefit received on the exercise of
stock-based awards	(1,141)	5,407
Stock-based compensation	29,138	28,626
Gain on early retirement of convertible senior notes	(20,989)	-
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	33,619	(19,469)
Decrease (increase) in inventories	1,077	(1,411)
Decrease in prepaid expenses, other
current assets and deferred tax assets	6,277	691
Decrease ( increase) in long-term assets	3,512	(1,546)
(Decrease) increase in accounts payable,
accrued payroll and other accrued liabilities	(17,681)	6,390
Decrease in deferred income on
shipments to distributors	(6,511)	(1,663)
(Decrease) increase in income taxes payable	(6,830)	27,765
(Decrease) increase in long term liabilities	(5)	470
Cash provided by operating activities	247,247	255,251

Cash flow from investing activities:
Purchase of marketable securities	(251,238)	(528,717)
Proceeds from sales and maturities of
available-for-sale securities	300,779	365,565
Purchase of property, plant and equipment	(30,556)	(11,358)
Cash provided by (used in) investing activities	18,985	(174,510)

Cash flow from financing activities:
Retirement of convertible senior notes	(179,011)	-
Excess tax benefit received on exercise of
stock-based awards	70	8,527
Issuance of common stock under employee
stock plans	9,290	39,424
Purchases of common stock	(24,711)	(40,945)
Payment of cash dividends	(94,874)	(81,721)
Cash used in financing activities	(289,236)	(74,715)

(Decrease) increase in cash and cash equivalents	(23,004)	6,026

Cash and cash equivalents, beginning of period	149,221	156,494
Cash and cash equivalents, end of period	$126,217	$162,520

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made.  All such adjustments were of a normal recurring nature.  The results for the three and six month periods ended December 28, 2008 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 29, 2008 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 29, 2008 has been derived from audited financial statements as of that date.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the second quarter and the first six months of fiscal year 2009, the Company recognized approximately 17% and 15%, respectively, of net revenues from North American (“domestic”) distributors.  Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 3% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions are transactions in which during the course of securing business, domestic distributors request the Company to reduce its selling price on a specific quantity of product in order to complete a particular sales transaction.  When the Company agrees, it rebates to the requesting distributor, through the acceptance of the distributor’s debit memo, the amount of the price reduction so negotiated.

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

	Three Months Ended		Six Months Ended
In thousands, except per share	December 28,	December 30,	December 28,	December 30,
amounts	2008	2007	2008	2007

Numerator - net income	$95,204	$93,755	$202,813	$185,230

Denominator for basic earnings
per share- weighted
average shares	221,563	223,494	221,516	223,137

Effect of dilutive securities –
employee stock options and
restricted stock	94	3,625	617	4,550

Denominator for diluted earnings
per share	221,657	227,119	222,133	227,687

Basic earnings per share	$0.43	$0.42	$0.92	$0.83

Diluted earnings per share	$0.43	$0.41	$0.91	$0.81

4.	Fair Value

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has no Level 3 assets.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 28, 2008:

(In thousands)	Quoted Prices in
	Active Markets for	Significant Other
	for Identical	Observable Inputs
Description	Instruments (Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$148,844	$-	$148,844
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises and commercial paper	-	695,700	695,700
Total assets measured at fair value	$148,844	$695,700	$844,544

5.	Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans under which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performances shares and performance units.  Under the plans (the 2005 Equity Incentive Plan and the 2001 Nonstatutory Stock Option Plan), the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted nonstatutory stock options, restricted stock and restricted stock units from these plans.  At December 28, 2008, 14.6 million shares were available for grant under the plans.  The Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods commence on approximately May 1 and November 1 of each year.  At December 28, 2008, 0.2 million shares were available for issuance under the ESPP.

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

As of December 28, 2008, there was approximately $158.9 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.  The Company issues new shares of common stock upon exercise of stock options. For the three months and six months ended December 28, 2008, options for 0.1 million and 0.2 million shares, respectively, were exercised for a gain (aggregate intrinsic value) of $0.1 million and $1.5 million, respectively, determined as of the date of option exercise.

On December 17, 2008, the Company accelerated the vesting of 1.4 million “out-of-the-money” stock options previously awarded to its non-officer and non-director employees under its stock option plans. The weighted average grant price of the accelerated options is $36.37 and the market price at the date of the acceleration was $23.66.  The remaining unrecognized stock-based compensation cost associated with these options is approximately $15.0 million.  The Company will record the related $15.0 million of unrecognized stock-based compensation over the remainder of the original vesting period of approximately 2.5 years.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, June 29, 2008	25,091,024	$36.65

Granted	-	-
Forfeited and expired	(208,250)	40.67
Exercised	(226,358)	24.14
Outstanding options, December 28, 2008	24,656,416	$36.73

Options vested and exercisable at:
December 28, 2008	24,524,016	$36.74

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Non Vested at June 29, 2008	4,958,739	$34.00

Granted	927,062	25.76
Vested	(664,099)	33.62
Forfeited	(87,745)	32.65
Nonvested at December 28, 2008	5,133,957	$32.61

6.      Restructuring

During the second quarter of fiscal year 2009, the Company responded to lower sales levels and the uncertain business climate by reducing its workforce by approximately 100 employees.  The $1.6 million charge represents the severance costs incurred in connection with this workforce reduction and the majority of these severance amounts were paid during the December quarter.

7.      Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
In thousands	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007

Net income	$95,204	$93,755	$202,813	$185,230

Changes in unrealized gains on
available-for-sale securities	4,464	1,217	3,722	2,615

Total comprehensive income	$99,668	$94,972	$206,535	$187,845

8.      Convertible Senior Notes

Long-term debt consists of the following:

	December 28,	June 29,
In thousands	2008	2008

3.00% Convertible Senior Notes due May 1, 2027	$1,000,000	$1,000,000
3.125% Convertible Senior Notes due May 1, 2027	500,000	700,000
	$1,500,000	$1,700,000

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  The Notes are the Company’s unsubordinated, unsecured obligations and rank equal in right of payment with all of the Company’s other existing and future unsubordinated, unsecured obligations; the Notes rank junior in right of payment to any of the Companys secured obligations to the extent of the value of the collateral securing such obligations; and the Notes are effectively subordinated in right of payment to all existing and future indebtedness and liabilities of our subsidiaries.  There is no sinking fund in connection with the Notes.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The debt issuance costs are recorded in other non-current assets and are being amortized to interest expense on a straight-line basis over the earliest redemption date of November 1, 2010 (3.5 years for the 2027B notes) and May 1, 2014 (7 years for the 2027A notes).  Interest is payable semiannually in arrears on May 1 and November 1, beginning on November 1, 2007.

Upon conversion of the Notes, the Company will pay the holder cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted. If the conversion value exceeds $1,000, the Company must also deliver cash or common stock or a combination of cash and common stock, at the Company’s option, for the conversion value in excess of $1,000 (“conversion spread”). The conversion value of the Notes is determined based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day conversion reference period.  For purposes of calculating earnings per share, there would be no adjustment to the shares in the earnings per share calculation for the cash settled portion of the Notes, as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the shares for the calculation of diluted earnings per share to the extent the conversion price is dilutive under the treasury stock method.  At December 28, 2008, no shares related to the Notes were included in the computation of diluted earnings per share.  As of the date hereof, the conversion rate of the 2027A notes is 20.9248 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  As of the date hereof, the conversion rate of the 2027B notes is 20.7299 shares of common stock per $1,000 principal amount of the 2027B notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in January 2009 will cause a further minor adjustment in the conversion rate of the Notes. The Notes will bear contingent interest equal to 0.25% commencing May 1, 2014 for the 2027A notes and November 1, 2010 for the 2027B notes under certain circumstances. The Company may redeem the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates or upon a fundamental change.  The Company may redeem the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates or upon a fundamental change.

During the three months ended December 28, 2008, the Company purchased and retired $200 million of principal amount of its 3.125% Convertible Senior Notes due May 1, 2027.  The total purchase price of the notes was approximately $179.0 million, resulting in a gain of approximately $21.0 million, net of deferred issuance costs.

9.      Product Warranty and Indemnification

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

10.   Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The Company’s $1.5 billion convertible senior notes will be affected by this FSP. FSP APB 14-1 will require the Company to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will be required to be applied retrospectively to all periods presented. The Company will be required to implement the standard during the first quarter of fiscal year 2010, which begins on June 29, 2009. The Company currently estimates that the adoption of FSP APB 14-1 will have a noncash charge of roughly $0.03 per share on the Company’s quarterly earnings per share.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1, with early application not permitted. The Company is currently evaluating the effect that the adoption of FSP EITF 03-6-1 will have on its results of operations.

11.           Income Taxes

The Company accounts for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”).  Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 28, 2008, the Company’s other long-term liabilities account was primarily comprised of $61.8 million of unrecognized tax benefits which, if recognized, would favorably impact its effective income tax rate in future periods.  The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $10.4 million accrued for interest at December 28, 2008.

During the second quarter of fiscal year 2009, the research & development tax credit “(R&D credit”) was restored by legislation retroactive to the beginning of calendar year 2008.  As a result, the Company recorded a quarterly discrete tax benefit totaling $4.1 million during the second quarter to recognize the R&D credit related to the second half of fiscal 2008.  The Company’s annual effective tax rate was adjusted during the quarter to include the benefit of the R&D credit for fiscal year 2009.

During the first quarter of fiscal year 2009, the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) agreed to settle certain disputed export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006.  As a result of the settlement, the Company recognized a discrete tax benefit during the quarter totaling $6.7 million, primarily due to the reversal of liabilities for uncertain tax positions totaling $6 million pertaining to ETI.  The balance of the discrete tax benefit pertains to an unrelated tax refund claim attributable to those years that was upheld by IRS Appeals.  IRS Appeals continues to consider the calculation of certain ETI claims for these fiscal years that have been denied by the IRS.  This related issue is expected to be resolved within the current fiscal year, at which time the Company, if it prevails, will record additional unrecognized tax benefits to the extent the claims are accepted by IRS Appeals.

12.   Contingencies

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

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and asserted derivative claims against the individual defendants based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder.  On December 7, 2006, the Court granted Linear’s motion to dismiss the complaint for failure to make a pre-suit demand or to demonstrate that such a demand would have been futile.  The plaintiffs filed an amended complaint on January 5, 2007 asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  Pursuant to the parties’ stipulation, on February 14, 2007, the District Court entered an order staying the Federal Action in favor of permitting the California State Action to proceed.

In the California State Action, the plaintiffs initially asserted claims against the individual defendants for breaching, and aiding and abetting breaches of, their fiduciary duty in connection with the alleged backdating of stock option grants during the period from 1995 through 2002.  The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officer defendants engaged in insider trading in violation of California law.  The plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  Following a hearing on July 13, 2007, the Court sustained the Company’s demurrer, and granted the plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

On August 13, 2007, the plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breaching, and aiding and abetting breaches of, their fiduciary duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options during the period from 1995 through 2005.  The amended complaint also alleged that the individual defendants were unjustly enriched, and engaged in insider trading in violation of the California Corporations Code, and that the director defendants wasted corporate assets.  The amended complaint sought recovery from the individual defendants of unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts and imposition of a constructive trust over executory option contracts, in addition to attorneys’ fees and costs.  On September 12, 2007, the Company filed a demurrer to the amended complaint on the ground that the plaintiffs had failed to make a pre-suit demand or to demonstrate that such a demand would have been futile.  The individual defendants filed demurrers on the ground that the amended complaint failed to state a cause of action as to each of them.  Before the demurrers were fully briefed, the parties stipulated to stay the California State Action pending the resolution of the motion to dismiss the complaint in the Delaware Action.

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, the plaintiffs filed a motion to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The court is continuing to monitor the progress of the Delaware Action.    A case management conference is scheduled for March 20, 2009.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  The plaintiff also asserts claims for unjust enrichment against those defendants who received the challenged option grants.  The plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the motions, the plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that such a demand would have been futile, and that the amended complaint failed to state a claim against each of the individual defendants.  On March 7, 2008, the Court denied the motion.  Linear answered the amended complaint on April 7, 2008.  The parties are actively engaged in discovery.  No trial date has been set.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes to Previously Announced Fiscal Year 2009 Second Quarter Results

In the Company’s press release dated January 13, 2009, the Company announced its quarterly results for the second quarter ended December 28, 2008. While in the process of performing quarterly review procedures in accordance with Statement on Auditing Standard No. 100 ("SAS 100"), the Company’s independent registered public accounting firm had not taken exception to the Company’s accounting and disclosure of its treatment of the acceleration of stock options prior to the filing of the Company’s press release.  In its release the Company stated that “The Company accelerated the vesting of all “out-of-the-money” stock options previously awarded to its non-officer and non-director employees under its stock option plans. The unvested options to purchase approximately 1.4 million shares became exercisable as a result of the vesting acceleration on December 17, 2008. The additional charge to the consolidated statement of income as a result of the acceleration totaled $15.0 million.  This incremental charge increased Cost of Sales by $2.3 million; Research and Development expense by $7.5 million; and Selling, General and Administrative expense by $5.2 million.”

Subsequent to the issuance of the press release and prior to the completion of its SAS 100 review of the second quarter December 28, 2008, the Company’s independent registered public accounting firm informed the Company that it believed the Company’s accounting treatment for the option acceleration did not comply with SFAS No. 123(R), “Share-Based Payment.”

The Company has been advised by its independent registered public accounting firm that it and other large registered public accounting firms are jointly in the process of seeking the views of the staff of the Securities and Exchange Commission ("SEC") with respect to the application of certain provisions of SFAS123(R), specifically to treatment of accelerating the vesting of “out-of-money” stock options.  We understand that the meeting between the SEC and the Company’s independent registered public accounting firm, as well as the other large registered public accounting firms, is occurring to provide clarity in the application of these certain provisions.

The Company has chosen not to wait for the SEC’s decision as the Company has chosen to file its 10-Q within the legal deadline of 40 calendar days.  Accordingly, the Company has revised its second quarter fiscal 2009 results to eliminate the $15.0 million non-cash charge related to these options.  The $15.0 million charge will now be recognized over the next 2.5 years. The result of this revision is an increase to our previously announced net income of $11.0 million and an increase to diluted earnings per share of $0.05.

Overview

Linear Technology Corporation is a manufacturer of high performance linear integrated circuits.  The Company generates revenue exclusively from the sale of analog integrated circuits.  The Company targets the high performance segment of the analog integrated circuit market. The Company was founded in 1981 and became a public company in 1986.  Linear Technology products include high performance amplifiers, comparators, voltage references, monolithic filters, linear regulators, DC-DC converters, battery chargers, data converters, communications interface circuits, RF signal conditioning circuits, uModuleTM products, and many other analog functions.  Applications for Linear Technology’s high performance circuits include telecommunications, cellular telephones, networking products such as optical switches, notebook and desktop computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and MP3 players, complex medical devices, automotive electronics, factory automation, process control, and military and space systems.

Going into the second quarter of fiscal year 2009, there was greater than usual uncertainty in forecasting the Company’s results in light of the global credit crisis.  Throughout the quarter the Company saw further weakness in order patterns, and as a result revenue of $249.2 million decreased 20% or $61.2 million compared to first quarter revenue of $310.4 million and decreased 14% or $39.5 million from $288.7 million reported in the second quarter of fiscal year 2008.  Entering the quarter, the Company was staffed to support revenue levels greater than $300 million. To maintain profitability, the Company had to cut its variable costs as a result of the lower revenue levels. The Company reacted to this weakness by reducing labor and related costs through headcount reductions, requiring employees to take approximately two weeks of vacation or unpaid time during the quarter, lowering other variable compensation and otherwise limiting operating expenditures where possible.  Going into the third quarter of fiscal year 2009, there is continued uncertainty in forecasting and therefore the Company will continue to control its variable costs by requiring employees to take approximately three weeks of vacation or unpaid time during the quarter and lowering other variable compensation.

Results for the December quarter were impacted by three unusual items:

•	The Company purchased and retired $200.0 million of face value of its 3.125% Convertible Senior Notes, resulting in a gain of approximately $21.0 million, net of deferred issuance costs.
•
The Company reported approximately $1.6 million in restructuring expenses for employee severance costs related to a reduction in workforce of approximately 100 employees.  The $1.6 million charge represents the severance costs incurred in connection with this workforce reduction and the majority of these severance amounts were paid during the December quarter.

•	Lastly, the Company’s quarterly tax rate of 22.5% was positively impacted as a result of the R&D tax credit which was restored by legislation retroactive to the beginning of calendar year 2008.

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

Stock-Based Compensation

The Company uses the Black-Scholes valuation model to determine the fair value of its stock options at the date of grant.  The stock options fair value is then amortized straight-line over the vesting period, which is generally five years. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term, stock price volatility, dividend yields and risk free interest rates that determine the stock options fair value. Higher volatility and expected lives result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate do not have as significant an effect on the calculation of fair value. As a result, if factors change and the Company’s estimates of volatility and expected life were to increase or decrease, the Company’s stock-based compensation expense could be materially different in the future.  In addition, if deferred taxes based on the Black-Scholes valuation are greater than or less than the gain on the sale of the associated stock option, the Company’s income tax expense could increase or decrease.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the second quarter of fiscal year 2009, the Company recognizes approximately 17% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At December 28, 2008, the Company had approximately $37.7 million of deferred revenue and $6.4 million of deferred cost of sales recognized as $31.3 million of “Deferred income on shipment to distributors.” At June 29, 2008, the Company had approximately $46.2 million of deferred revenue and $8.4 million of deferred cost of sales recognized as $37.8 million of “Deferred income on shipment to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment, as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company was to have a significant reduction in distributor price or grant significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have ranged from $1.5 million to $3.1 million per quarter.

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

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax regulations. In the first quarter of fiscal year 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 (“FIN 48”), and related guidance.  As a result of the implementation of FIN 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes.  The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. For a discussion of current tax matters, see “Note 11. Income Taxes” in Part I, Item 1 of this Form 10-Q.

Results of Operations

The table below summarizes the income statement items for the three months and six months ended December 28, 2008 and December 30, 2007 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended December 28, 2008 to the corresponding period from the prior fiscal year:

	Three Months Ended			Six Months Ended
	December 28,	December 30,	Increase/	December 28,	December 30,	Increase/
	2008	2007	(Decrease)	2008	2007	(Decrease)

Revenues	100.0%	100.0%	(14%)	100.0%	100.0%	(2%)
Cost of sales	24.2	22.9	(9)	23.5	22.8	1
Gross profit	75.8	77.1	(15)	76.5	77.2	(3)
Expenses:
Research and development	18.4	16.6	(4)	17.3	16.8	1
Selling, general and
administrative	13.1	11.6	(3)	12.5	11.6	5
Restructuring	0.6	-		0.3	-
	32.1	28.2	(2)	30.1	28.4	4
Operating income	43.7	48.9	(23)	46.4	48.8	(7)
Interest expense	(5.3)	(5.0)	(8)	(4.9)	(5.1)	(4)
Interest income	2.5	2.5	(16)	2.3	2.4	(4)
Gain on early retirement
convertible senior notes	8.4	-		3.8	-
Income before
income taxes	49.3%	46.4%	(8)	47.6%	46.1%	(1)

Effective tax rates	22.5%	30.0%		23.8%	29.5%

Revenue for the quarter ended December 28, 2008 was $249.2 million, a decrease of $39.5 million or 14% from revenue of $288.7 million for the same quarter of the previous fiscal year.  The decrease in revenue is due to lower domestic and international sales as a result of the weakness in the global economy.  The average selling price (“ASP”) of $1.56 per unit in the second quarter of fiscal year 2009 increased over the second quarter of fiscal year 2008 average selling price of $1.49 per unit. The increase in the Company’s ASP is primarily due to the change in sales mix to a lower percentage of sales in the cell phone and consumer end-markets and a higher percentage of sales in the industrial end-market.  Geographically, international revenues were $170.9 million or 69% of revenues, a decrease of $34.5 million as compared to international revenues of $205.4 million or 71% of revenues for the same quarter of the previous fiscal year.  Internationally, revenues to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $93.4 million or 38% of revenues, while sales to Europe and Japan were $44.1 million or 18% of revenues and $33.4 million or 13% of revenues, respectively.  Domestic revenues were $78.3 million or 31% of revenues in the second quarter of fiscal year 2009, a decrease of $5.0 million, from $83.3 million or 29% of revenues in the same period in fiscal year 2008.

Revenue for the six months ended December 28, 2008 was $559.5 million, a decrease of $10.7 million or 2% from revenue of $570.2 million for the same period of the previous fiscal year.  The decrease in revenue for the six-month period was due to similar factors as the three-month period discussed above.  The ASP for the first six-month period of fiscal year 2009 was relatively flat at $1.51 per unit compared to $1.52 per unit in the same period of fiscal year 2008.  Geographically, international revenues were $397.1 million or 71% of revenues, decreased $4.8 million from international revenues of $401.9 million or 70% of revenues for the same period of the previous fiscal year.  Internationally, revenues to ROW, represented $223.6 million or 40% of revenues, while sales to Europe and Japan were $99.9 million or 18% of revenues and $73.6 million or 13% of revenues, respectively.  Domestic revenues were $162.4 million or 29% of revenues in the first six-month period of fiscal year 2009, a decrease of $5.9 million, compared to $168.3 million or 30% of revenues in the same period in fiscal year 2008.

Gross profit was $188.9 million and $427.8 million for the second quarter and the first six-month period of fiscal year 2009, a decrease of $33.6 million and $12.1 million, respectively, from the corresponding periods of fiscal year 2008 primarily due to the decrease in revenues in the second quarter of fiscal year 2009.  Gross profit as a percentage of revenues decreased to 75.8% and 76.5% in the second quarter and the first six month period of fiscal year 2009 as compared to 77.1% and 77.2% of revenues, respectively, for the same periods in the previous fiscal year.  The decrease in gross profit as a percentage of revenues for the three and six months ended December 28, 2008 was primarily due to spreading fixed costs over a lower sales base.

Research and development (“R&D”) expenses for the quarter ended December 28, 2008 were $45.8 million, a decrease of $2.0 million or 4% from R&D expenses of $47.8 million for the same period in the previous fiscal year.  The decrease in R&D expenses was primarily due to a $1.3 million decrease in employee profit sharing and a $0.8 million decrease in compensation costs related to the impact of requiring employees to take approximately two weeks of vacation or time-off without pay and the reduction in workforce.  Offsetting these decreases to R&D expense was a $0.1 million increase in stock-based compensation.

R&D expenses for the six months ended December 28, 2008 were $96.7 million, an increase of $1.1 million or 1% over R&D expenses of $95.6 million for the same period in the previous fiscal year.  The increase in R&D expenses was due to a $1.7 million increase in compensation costs related to an increase in employee headcount and annual salary increases partially offset by the impact of requiring employees to take approximately two weeks of vacation or time-off without pay and the reduction in workforce. The increase in R&D expense was also due to a $0.3 million increase in stock-based compensation.  Offsetting these increases to R&D expenses was a $0.3 million decrease in employee profit sharing and a $0.6 million decrease in other R&D expenses such as software and equipment maintenance fees.

Selling, general and administrative expenses (“SG&A”) for the quarter ended December 28, 2008 were $32.6 million, a decrease of $1.0 million or 3% from SG&A expenses of $33.6 million for the same period in the previous fiscal year.  The decrease in SG&A expenses was primarily due to a $1.0 million decrease in employee profit sharing.  The decrease in SG&A expenses was also  due to a $0.7 million decrease in other SG&A expenses such as legal and advertising costs.  Offsetting these decreases to SG&A expenses was a $0.1 million increase in stock-based compensation and a $0.6 million increase in compensation costs related to an increase in employee headcount and annual salary increases partially offset by the impact of requiring employees to take approximately two weeks of vacation or time-off without pay.

SG&A expenses for the six months ended December 28, 2008 were $69.7 million, an increase of $3.3 million or 5% over SG&A expenses of $66.3 million for the same period in the previous fiscal year.  The increase in SG&A expenses was due to a $0.3 million increase in stock-based compensation and a $2.9 million increase in compensation costs related to an increase in employee headcount and annual salary increases partially offset by the impact of requiring employees to take approximately two weeks of vacation or time-off without pay.  Other SG&A spending was up $0.4 million primarily due to higher expenses in the first quarter of fiscal year 2009 as a result of high travel costs by sales personnel. Offsetting these increases was a $0.3 million decrease in employee profit sharing.

During the second quarter of fiscal year 2009, the Company responded to lower sales levels and the uncertain business climate by reducing its workforce by approximately 100 employees.  The $1.6 million charge represents severance costs incurred in connection with this workforce reduction and the majority of these severance amounts were paid during the December quarter.  The annual savings as a result of lower labor costs is expected to be approximately $5.5 million.

Interest expense was $13.2 million and $27.7 million for the second quarter and the first six month period of fiscal year 2009, a decrease of $1.2 million and $1.3 million, respectively, from the corresponding periods of fiscal year 2008.  The decrease in interest expense was primarily due to the Company retiring $200.0 million face value of its 3.125% Convertible Senior Notes during the second quarter of fiscal year 2009.

Interest income was $6.1 million and $13.1 million for the second quarter and the first six month period of fiscal year 2009, a decrease of $1.1 million and $0.6 million, respectively, from the corresponding periods of fiscal year 2008.  Interest income decreased due to the decrease in the average interest rate earned on the Company’s cash investment balance.

During the second quarter of fiscal year 2009, the Company took advantage of depressed market prices on its outstanding debt and purchased and retired $200.0 million face value of its 3.125% Convertible Senior Notes, resulting in a gain of approximately $21.0 million net of deferred issuance costs.

The Company’s tax rate for the second quarter of fiscal year 2009 was 22.5% as compared to 30.0% in the same quarter of fiscal year 2008.  The decrease in the tax rate was primarily due to a quarterly discrete tax benefit recognized during the second quarter of fiscal year 2009 related to the retroactive reinstatement of the R&D tax credit, as well as the impact of the R&D credit for fiscal 2009 in the annual effective tax rate.  The fiscal 2009 tax rate is also favorably impacted from higher-tax free interest income and higher domestic manufacturing tax benefits relative to taxable income.  The Company’s annual effective tax rate excluding discrete items and other quarterly adjustments is approximately 28%.

The Company’s tax rate for the six months ended December 28, 2008 was 23.8% as compared to 29.5% in the corresponding period of fiscal year 2008.  The Company’s tax rate for this period is lower primarily due to quarterly discrete tax benefits recognized in the first half of fiscal year 2009 for the R&D tax credit noted above and a discrete tax benefit recognized in the first quarter of fiscal year 2009 related to the ETI export benefit settlement with the IRS.

The Company’s effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through August 2011. In addition, the Company receives tax benefits from non-taxable interest income, domestic manufacturing and going forward, from reinstated R&D tax credits.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products; increases in costs associated with utilities, transportation and raw materials; currency fluctuations; the effects of adverse economic conditions in the United States and international markets and other factors described below and in  “Item 1A – Risk Factors” section of this Quarterly Report on Form 10-Q.

As the Company enters its March quarter, there continues to be economic uncertainty as a result of the global credit crisis. Orders placed on the Company continue to be weak in the first month of the March quarter.  It is a difficult time to forecast when there will be some stabilization and subsequent recovery.  The Company currently anticipates that its third fiscal quarter revenues will be down in the 15% to 20% range from the second quarter. In order to meet these expectations, turnable bookings in February and March will need to exceed the depressed December and early January run rate.  The Company continues to control costs where possible and will make adjustments to its operations as necessary to mitigate the effect of declining revenues.  The Company currently estimates pre-tax profits are likely to fall into the low-to-mid thirties range as a percentage of net sales.

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
Liquidity and Capital Resources

At December 28, 2008, cash, cash equivalents and marketable securities totaled $900.2 million and working capital was $991.4 million.  The Company’s cash, cash equivalents and marketable securities balance decreased $66.5 million as compared to June 29, 2008 primarily due to the Company spending $179.0 million to retire $200.0 million face value of its 3.125% Convertible Senior Notes; spending $94.9 million for the payment of cash dividends, representing $0.42 per share; and spending $24.7 million to purchase it’s common stock.  These decreases were offset by cashflow from operating activities of $247.2 million.

Accounts receivable totaled $127.8 million at the end of the second quarter of fiscal year 2009, a decrease of $33.6 million from the end of the fourth quarter of fiscal year 2008.  The decrease was primarily due to lower shipments in the second quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008.  The Company’s allowance for doubtful accounts did not decrease in proportion to the decrease in the accounts receivable balance due to the increase in general risk of accounts receivable defaults during this global recessionary period.

Net property, plant and equipment increased $9.7 million over the fourth quarter of fiscal year 2008 primarily due to fixed asset additions of $30.6 million related to the expansion of clean room space at one of the Company’s manufacturing facilities and the construction of a R&D facility.  These additions were offset by $20.9 million in depreciation expense.

Deferred income on shipments to distributors decreased by $6.5 million from the fourth quarter of fiscal year 2008 primarily due to distributors managing their inventories more tightly in response to the economic slowdown.

Deferred tax liabilities increased $11.3 million over the fourth quarter of fiscal year 2008 mainly due to an increase in deferred taxes related to interest deductions for the Company’s convertible senior debt.  Convertible senior notes decreased $200.0 million from the fourth quarter of fiscal year 2008 due to the purchase and retirement of $200.0 million face value of its 3.125% Convertible Senior Notes.  Other long-term liabilities of $93.4 million decreased $7.3 million from the fourth quarter of fiscal year 2008 primarily due to the reduction in liability for unrecognized tax benefits related to the Company’s agreement with the IRS to settle certain disputed ETI tax benefits.

During the first six months of fiscal year 2009, the Company generated $247.2 million of cash from operating activities; $49.5 million of net proceeds from sales and maturities of available-for-sale securities; and $9.3 million in proceeds from common stock issued under employee stock plans.

During the first six months of fiscal year 2009, significant cash expenditures included $179.0 million for the retirement of its 3.125% Convertible Senior Notes; payments of $94.9 million in cash dividends to stockholders, representing $0.42 per share; $24.7 million for repurchases of the Company’s common stock; and $30.6 million for the purchase of property, plant and equipment.  In January 2009, the Company’s Board of Directors announced that it was increasing it quarterly cash dividend to $0.22 per share.  The $0.22 per share dividend will be paid on February 25, 2009 to shareholders of record on February 13, 2009.  The payment of future dividends will be based on the Company’s financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the foreseeable future.

Off Balance-Sheet Arrangements

As of December 28, 2008, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of 3.0% debentures due May 1, 2027 and $0.7 billion principal amount of 3.125% debentures due May 1, 2027.  During the second quarter of fiscal year 2009, the Company purchased and retired $200.0 million face value of its 3.125% Convertible Senior Notes.  The Company pays cash interest at an annual rate of 3.0% and 3.125%, respectively, payable semiannually on November 1 and May 1 of each year, beginning November 1, 2007. See Note 8. to the consolidated financial statements, included in Part 1. “Financial Information,” for additional information about the debentures.

Fair Value

As of December 28, 2008, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a fair market value of $844.5 million.  The Company’s cash and cash equivalents, and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities.  The Company currently does not hold any investments in auction rate securities or asset backed securities.  Most of the Company’s investments in debt instruments have an investment rating of AAA.  As of December 28, 2008, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a remaining maturity of approximately one year.

Beginning in the first quarter of fiscal year 2009, the assessment of fair value for the Company’s financial instruments mentioned above are based on the provisions of SFAS 157.  SFAS No. 157 establishes a fair value hierarchy that is based on three levels of inputs and requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Refer to “Note 4. Fair Value” of Notes to Consolidated Financial Statements for a further discussion of SFAS 157.  As of December 28, 2008, the Company’s financial instruments measured at fair value on a recurring basis included $844.5 million of assets.  All of these assets were classified as Level 1 or Level 2 instruments.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 29, 2008.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2008.  At December 28, 2008, the Company’s cash and cash equivalents, and marketable securities consisted money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended December 28, 2008.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)Changes in Internal Control over Financial Reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties to the Company in connection with the alleged backdating of stock option grants during the period from 1995 through 2002, and asserted derivative claims against the individual defendants based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder.  On December 7, 2006, the Court granted Linear’s motion to dismiss the complaint for failure to make a pre-suit demand or to demonstrate that such a demand would have been futile.  The plaintiffs filed an amended complaint on January 5, 2007 asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9 promulgated thereunder.  Pursuant to the parties’ stipulation, on February 14, 2007, the District Court entered an order staying the Federal Action in favor of permitting the California State Action to proceed.

In the California State Action, the plaintiffs initially asserted claims against the individual defendants for breaching, and aiding and abetting breaches of, their fiduciary duty in connection with the alleged backdating of stock option grants during the period from 1995 through 2002.  The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officer defendants engaged in insider trading in violation of California law.  The plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  Following a hearing on July 13, 2007, the Court sustained the Company’s demurrer, and granted the plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

On August 13, 2007, the plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breaching, and aiding and abetting breaches of, their fiduciary duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options during the period from 1995 through 2005.  The amended complaint also alleged that the individual defendants were unjustly enriched, and engaged in insider trading in violation of the California Corporations Code, and that the director defendants wasted corporate assets.  The amended complaint sought recovery from the individual defendants of unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts and imposition of a constructive trust over executory option contracts, in addition to attorneys’ fees and costs.  On September 12, 2007, the Company filed a demurrer to the amended complaint on the ground that the plaintiffs had failed to make a pre-suit demand or to demonstrate that such a demand would have been futile.  The individual defendants filed demurrers on the ground that the amended complaint failed to state a cause of action as to each of them.  Before the demurrers were fully briefed, the parties stipulated to stay the California State Action pending the resolution of the motion to dismiss the complaint in the Delaware Action.

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, the plaintiffs filed a motion to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The court is continuing to monitor the progress of the Delaware Action.    A case management conference is scheduled for March 20, 2009.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  The plaintiff also asserts claims for unjust enrichment against those defendants who received the challenged option grants.  The plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the motions, the plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that such a demand would have been futile, and that the amended complaint failed to state a claim against each of the individual defendants.  On March 7, 2008, the Court denied the motion.  Linear answered the amended complaint on April 7, 2008.  The parties are actively engaged in discovery.  No trial date has been set.

Item 1A.	Risk Factors

A description of the risk factors associated with the Company’s business is set forth below. In addition to the risk factors discussed below, see “Factors Affecting Future Operating Results” included in “Management's Discussion and Analysis” for further discussion of other risks and uncertainties that may affect the Company.

Reduced consumer and/or corporate spending due to uncertainties in the macroeconomic environment will adversely affect our revenues and profitability.

We depend on demand from the industrial, communication, computer, consumer and automotive end-markets we serve. Our revenues and profitability are based on certain levels of consumer and corporate spending. Reductions in consumer and/or corporate spending as a result of uncertain conditions in the macroeconomic environment, such as global credit conditions, mortgage failures, fluctuations in interest rates, higher energy prices, or otherwise, will adversely affect our revenues and profitability.

Downturns in the business cycle could adversely affect our revenues and profitability.

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times.  The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our results of operations.  The growth rate of the global economy is one of the factors affecting demand for semiconductor components.  Many factors could adversely affect regional or global economic growth including increased price inflation for goods, services or materials, rising interest rates in the United States and the rest of the world, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest, reduced levels of economic activity, or disruptions of international transportation.  In particular, the present economic downturn has caused the Company’s revenues to decline 20% on a sequential basis from the first quarter of fiscal year 2009, and we anticipate revenues to decline further sequentially in the third quarter of fiscal year 2009.

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

During the first six months of fiscal year 2009, 71% of our revenues were derived from customers in international markets. Also, we have test and assembly facilities outside the United States in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies.

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

As of December 28, 2008, we have debt outstanding of $1.0 billion aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 and $500 million aggregate principal amount of our 3.125% Convertible Senior Notes due May 1, 2027 (collectively, the “Notes”).  Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (September 29, 2008 – October 26, 2008)				-
Month #2 (October 27, 2008 – November 23, 2008)	79,446	$31.35	79,446	19,182,727
Month #3 (November 24, 2008 – December 28, 2008)	-	-	-	-
Total	79,446	$31.35	79,446	19,182,727

1)	On July 29, 2008, the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period as the previous program had expired.

Item 3.        Defaults Upon Senior Securities

N/A

Item 4.        Submission of Matter to a Vote of Security Holder

At the 2008 Annual Meeting of Stockholders of the Company, held on November 5, 2008, in Milpitas, California, the stockholders elected members of the Company’s Board of Directors and ratified the Company’s proposal to appoint Ernst & Young LLP as the independent registered public accounting firm.

The vote for nominated directors was as follows:

NOMINEE	FOR	WITHHELD
Robert H. Swanson, Jr.	193,352,380	6,312,928
Lothar Maier	190,742,483	8,922,824
David S. Lee	153,588,708	46,076,599
Richard M. Moley	159,176,230	40,489,078
Thomas S. Volpe	157,134,349	42,530,958

The vote to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for fiscal year 2009 was as follows:

FOR	AGAINST	ABSTAIN
198,343,072	1,060,008	262,228

Item 5.        Other Information

N/A

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act
Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAR TECHNOLOGY CORPORATION

DATE: February 6, 2009	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)