Form 10-Q
period 2009-05-06
LINEAR TECHNOLOGY CORP /CA/
filed 2009-05-06
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009

or

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a small reporting company.  See the definition of “large accelerated filing,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 24, 2009
Common Stock, $0.001 par value per share	222,264,903 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED MARCH 29, 2009

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three and nine months
		ended March 29, 2009 (unaudited) and March 30, 2008 (unaudited)	3

		Consolidated Balance Sheets at March 29, 2009 (unaudited) and June 29, 2008	4

		Consolidated Statements of Cash Flows for the nine months ended
		March 29, 2009 (unaudited) and March 30, 2008 (unaudited)	5

		Notes to Consolidated Financial Statements (unaudited)	6-13

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	14-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	20

Part II:	Other Information

	Item 1.	Legal Proceedings	21-22

	Item 1A.	Risk Factors	22-28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 6.	Exhibits	30

Signatures:			31

PART I.                      FINANCIAL INFORMATION

Item 1.              Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008
Revenues	$ 200,933	$ 297,865	$ 760,480	$ 868,073
Cost of sales (1)	52,662	66,939	184,412	197,212
Gross profit	148,271	230,926	576,068	670,861

Expenses:
Research and development (1)	44,724	49,613	141,377	145,192
Selling, general and administrative (1)	30,430	35,423	100,110	101,761
Restructuring	-	-	1,564	-
	75,154	85,036	243,051	246,953

Operating income	73,117	145,890	333,017	423,908
Interest expense	(12,529)	(14,435)	(40,182)	(43,371)
Interest income	5,397	7,334	18,484	21,026
Gain on early retirement of convertible
senior notes	1,673	-	22,662	-

Income before income taxes	67,658	138,789	333,981	401,563
Provision for income taxes	13,193	39,555	76,703	117,099

Net income	$ 54,465	$ 99,234	$ 257,278	$ 284,464

Basic earnings per share	$ 0.25	$ 0.45	$ 1.16	$ 1.28
Shares used in the calculation of basic
earnings per share	221,812	222,046	221,621	221,979

Diluted earnings per share	$ 0.25	$ 0.44	$ 1.15	$ 1.26
Shares used in the calculation of diluted
earnings per share	222,017	224,489	223,120	225,842

Cash dividends per share	$ 0.22	$ 0.21	$ 0.64	$ 0.57

(1) Includes stock-based compensation charges as follows:

Cost of sales	$ 2,288	$ 1,996	$ 6,107	$ 5,865
Research and development	9,541	8,360	25,763	24,289
Selling, general and administrative	5,444	4,675	14,541	13,503

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 29,	June 29,
	2009	2008
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$210,091	$149,221
Marketable securities	709,912	817,480
Accounts receivable, net of allowance for
doubtful accounts of $1,790 ($1,752 at June 29, 2008)	103,834	161,452
Inventories:
Raw materials	3,528	4,996
Work-in-process	39,283	40,028
Finished goods	10,419	10,993
Total inventories	53,230	56,017
Deferred tax assets	40,644	31,882
Prepaid expenses and other current assets	36,163	29,488
Total current assets	1,153,874	1,245,540
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	177,333	176,610
Manufacturing and test equipment	514,028	479,829
Office furniture and equipment	3,773	3,694
	723,971	688,970
Accumulated depreciation and amortization	(458,817)	(427,885)
Property, plant and equipment, net	265,154	261,085
Other non current assets	72,486	77,264
Total assets	$1,491,514	$1,583,889

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$10,206	$16,860
Accrued payroll and related benefits	37,854	66,465
Deferred income on shipments to distributors	31,279	37,777
Income taxes payable	32,996	19,839
Other accrued liabilities	45,994	34,217
Total current liabilities	158,329	175,158
Deferred tax liabilities	58,249	41,932
Convertible senior notes	1,470,000	1,700,000
Other long-term liabilities	93,808	100,717
Total liabilities	1,780,386	2,017,807
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 2,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized;
221,862 shares issued and outstanding at March 29, 2009
(221,508 shares at June 29, 2008)	222	221
Additional paid-in capital	1,099,893	1,050,038
Accumulated other comprehensive income, net of tax	5,861	1,452
Accumulated deficit	(1,394,848)	(1,485,629)
Total stockholders’ deficit	(288,872)	(433,918)
Total liabilities and stockholders’ deficit	$1,491,514	$1,583,889

(1)	Derived from audited financial statements at June 29, 2008
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	March 29,	March 30,
	2009	2008
Cash flow from operating activities:
Net income	$257,278	$284,464
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	36,057	36,352
Tax (deficit) benefit received on the exercise of
stock-based awards	(2,020)	7,206
Stock-based compensation	46,411	43,657
Gain on early retirement of convertible senior notes	(22,662)	-
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	57,618	(19,687)
Decrease (increase) in inventories	2,787	(3,300)
Decrease (increase) in prepaid expenses, other
current assets and deferred tax assets	7,720	(3,260)
Decrease (increase) in long-term assets	5,957	(1,084)
(Decrease) increase in accounts payable,
accrued payroll and other accrued liabilities	(31,273)	566
Decrease in deferred income on
shipments to distributors	(6,498)	(2,274)
(Decrease) increase in income taxes payable	(1,905)	56,098
Increase in long term liabilities	532	1,033
Cash provided by operating activities	350,002	399,771

Cash flow from investing activities:
Purchase of long-term investment	-	(980)
Purchases of marketable securities	(275,224)	(858,459)
Proceeds from sales and maturities of
available-for-sale securities	389,944	554,451
Purchases of property, plant and equipment	(35,482)	(15,722)
Cash provided by (used in) investing activities	79,238	(320,710)

Cash flow from financing activities:
Retirement of convertible senior notes	(207,338)	-
Excess tax benefit received on exercise of
stock-based awards	70	10,686
Issuance of common stock under employee
stock plans	9,515	52,683
Purchases of common stock	(25,840)	(50,704)
Payments of cash dividends	(144,777)	(129,043)
Cash used in financing activities	(368,370)	(116,378)

Increase (decrease) in cash and cash equivalents	60,870	(37,317)

Cash and cash equivalents, beginning of period	149,221	156,494
Cash and cash equivalents, end of period	$210,091	$119,177

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

 Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made.  All such adjustments were of a normal recurring nature.  The results for the three and nine month periods ended March 29, 2009 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 29, 2008 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 29, 2008 has been derived from audited financial statements as of that date.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the third quarter and the first nine months of fiscal year 2009, the Company recognized approximately 17% and 16%, respectively, of net revenues from North American (“domestic”) distributors.  Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 3% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debits transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

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

	Three Months Ended		Nine Months Ended
In thousands, except per share	March 29,	March 30,	March 29,	March 30,
amounts	2009	2008	2009	2008

Numerator - net income	$54,465	$99,234	$257,278	$284,464

Denominator for basic earnings
per share- weighted
average shares	221,812	222,046	221,621	221,979

Effect of dilutive securities –
employee stock options and
restricted stock	205	2,443	1,499	3,863

Denominator for diluted earnings
per share	222,017	224,489	223,120	225,842

Basic earnings per share	$0.25	$0.45	$1.16	$1.28

Diluted earnings per share	$0.25	$0.44	$1.15	$1.26

4.	Fair Value

The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), at the beginning of fiscal year 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, or are outside the scope of SFAS 157. Therefore, the only assets and liabilities in the Company’s financial statements subject to SFAS 157 (i.e. measured at fair value on a recurring basis) at March 29, 2009 are the Company’s investment portfolio assets. The adoption of SFAS 157 did not impact the Company’s consolidated financial position or results of operations.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

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

The Company has no Level 3 assets.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 29, 2009:

In thousands	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable Inputs
Description	Instruments (Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$208,439	$-	$208,439
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises and commercial paper	-	646,725	646,725
Total assets measured at fair value	$208,439	$646,725	$855,164

5.	Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans under which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performances shares and performance units.  Under the plans (the 2005 Equity Incentive Plan and the 2001 Nonstatutory Stock Option Plan), the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted nonstatutory stock options, restricted stock and restricted stock units from these plans.  At March 29, 2009, 7.6 million shares were available for grant under the plans.  The Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At March 29, 2009, 0.2 million shares were available for issuance under the ESPP.

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

As of March 29, 2009, there was approximately $191.2 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.  The Company issues new shares of common stock upon exercise of stock options. For the nine months ended March 29, 2009, options for 0.2 million shares were exercised for a gain (aggregate intrinsic value) of $1.5 million determined as of the date of option exercise.

On December 17, 2008, the Company accelerated the vesting of 1.4 million “out-of-the-money” stock options previously awarded to its non-officer and non-director employees under its stock option plans. The weighted average grant price of the accelerated options is $36.37 and the market price at the date of the acceleration was $23.66.  The remaining unrecognized stock-based compensation cost associated with these options is approximately $15.0 million. SFAS 123R requires that both an evaluation of a “derived” service period should be made to determine if the modification was substantive for accounting purposes and an evaluation should be made to determine if the options were “deep out-of-the-money.”  In performing these analyses the Company determined that although the Company believed the accelerated options were not “deep out-of-the-money,” the derived service period would likely exceed the remaining requisite service period for all but a very limited number of accelerated grants. As a result, it was determined that the acceleration of vesting was not substantive for accounting purposes, and therefore unrecognized compensation cost at the date of the modification should be recognized over the options’ remaining requisite service periods as if the modification had never occurred.  Accordingly, the Company will continue to record the $15.0 million of unrecognized stock-based compensation over the remainder of the original vesting. The majority of the $15.0 million of unrecognized stock-based compensation will be fully amortized by the fourth quarter of fiscal 2010.  The acceleration does not affect any of the Company’s restricted stock grants.

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

The Company used the following assumptions to value stock options granted during the third quarter of fiscal year 2009. There were no stock options granted by the Company during the first and second quarters of fiscal 2009.

Three Months Ended
March 29, 2009
Expected life in years	4.9
Expected volatility	44.0%
Dividend yield	3.3%
Risk free interest rate	1.5%
Weighted-average grant date fair value	$6.72

Stock Options

The following table summarizes stock option activity and related information under all stock option plans:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, June 29, 2008	25,091,024	$36.65

Granted	6,499,250	22.74
Forfeited and expired	(624,790)	35.18
Exercised	(230,358)	24.13
Outstanding options, March 29, 2009	30,735,126	$33.83

Options vested and exercisable at:
March 29, 2009	24,119,326	$36.81

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at June 29, 2008	4,958,739	$34.00

Granted	1,688,384	24.39
Vested	(809,841)	33.44
Forfeited	(108,187)	32.40
Nonvested at March 29, 2009	5,729,095	$31.30

6.      Restructuring

During the second quarter of fiscal year 2009, the Company responded to lower sales levels and the uncertain business climate by reducing its workforce by approximately 100 employees.  The $1.6 million charge represents the severance costs incurred in connection with this workforce reduction and the majority of these severance amounts were paid during the December quarter.  All severance costs have been paid as of March 29, 2009.

7.      Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
In thousands	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008

Net income	$54,465	$99,234	$257,278	$284,464

Changes in unrealized gains on
available-for-sale securities	687	2,389	4,409	5,004

Total comprehensive income	$55,152	$101,623	$261,687	$289,468

8.      Convertible Senior Notes

Long-term debt consists of the following:

	March 29,	June 29,
In thousands	2009	2008

3.00% Convertible Senior Notes due May 1, 2027	$1,000,000	$1,000,000
3.125% Convertible Senior Notes due May 1, 2027	470,000	700,000
	$1,470,000	$1,700,000

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

Upon conversion of the Notes, the Company will pay the holder cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted. If the conversion value exceeds $1,000, the Company must also deliver cash or common stock or a combination of cash and common stock, at the Company’s option, for the conversion value in excess of $1,000 (“conversion spread”). The conversion value of the Notes is determined based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day conversion reference period.  For purposes of calculating earnings per share, there would be no adjustment to the shares in the earnings per share calculation for the cash settled portion of the Notes, as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the shares for the calculation of diluted earnings per share to the extent the conversion price is dilutive under the treasury stock method.  At March 29, 2009, no shares related to the Notes were included in the computation of diluted earnings per share.  As of the date hereof, the conversion rate of the 2027A notes is 20.9248 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  As of the date hereof, the conversion rate of the 2027B notes is 20.7299 shares of common stock per $1,000 principal amount of the 2027B notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in April 2009 will cause a further minor adjustment in the conversion rate of the Notes. The Notes will bear contingent interest equal to 0.25% commencing May 1, 2014 for the 2027A notes and November 1, 2010 for the 2027B notes under certain circumstances. The Company may redeem the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates or upon a fundamental change.  The Company may redeem the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates or upon a fundamental change.

During the three and nine months ended March 29, 2009, the Company purchased and retired $30 million and $230 million, respectively, of principal amount of its 3.125% Convertible Senior Notes due May 1, 2027.  For the three and nine months ended March 29, 2009, the total purchase price of the notes was approximately $28.3 million and $207.3 million, respectively, resulting in a gain of approximately $1.7 million and $ 22.7 million, respectively, net of deferred issuance costs.

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

10.   Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The Company’s $1.5 billion convertible senior notes will be affected by this FSP. FSP APB 14-1 will require the Company to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will be required to be applied retrospectively to all periods presented. The Company will be required to implement the standard during the first quarter of fiscal year 2010, which begins on June 29, 2009. The Company currently estimates that the adoption of FSP APB 14-1 will have a noncash charge which will have a negative impact of approximately $0.02 per share on the Company’s quarterly diluted earnings per share.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share. The Company will be required to implement FSP EITF 03-6-1 during the first quarter of fiscal year 2010, which begins on June 29, 2009. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the standard, with early application not permitted. The Company currently estimates that the adoption of FSP EITF 03-6-1 will have a negative impact of $0.01 per share on the Company’s quarterly diluted earnings per share.

11.   Income Taxes

The Company accounts for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”).  Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of March 29, 2009, the Company’s other long-term liabilities account includes $63.5 million of unrecognized tax benefits which, if recognized, would favorably impact its effective income tax rate in future periods.  The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $11.0 million accrued for interest at March 29, 2009.

During the third quarter of fiscal year 2009, the Company recorded a discrete tax benefit totaling $5.7 million, primarily related to an increase in domestic manufacturing tax benefits in prior years.

During the second quarter of fiscal year 2009, the research & development tax credit (“R&D credit”) was restored by legislation retroactive to the beginning of calendar year 2008.  As a result, the Company recorded a quarterly discrete tax benefit totaling $4.1 million during the second quarter to recognize the R&D credit related to the second half of fiscal 2008.  The Company’s annual effective tax rate was adjusted during the quarter to include the benefit of the R&D credit for fiscal year 2009.

During the first quarter of fiscal year 2009, the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) agreed to settle certain disputed export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006.  As a result of the settlement, the Company recognized a discrete tax benefit during the quarter totaling $6.7 million, primarily due to the reversal of liabilities for uncertain tax positions totaling $6 million pertaining to ETI.  The balance of the discrete tax benefit pertains to an unrelated tax refund claim attributable to those years that was upheld by IRS Appeals.  IRS Appeals continues to consider the calculation of certain ETI claims for these fiscal years that have been denied by the IRS.  This related issue is expected to be resolved within the current calendar year, at which time the Company, if it prevails, will record additional unrecognized tax benefits to the extent the claims are accepted by IRS Appeals.

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

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, the plaintiffs filed a motion to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The court is continuing to monitor the progress of the Delaware Action.    A case management conference is scheduled for May 15, 2009.

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

13.    Subsequent Events

During the beginning of the fourth quarter of fiscal year 2009, the Company responded to the continued lower sales levels reported in the third quarter and the uncertain business climate by reducing its workforce by approximately 130 employees.  The Company anticipates incurring a restructuring charge of approximately $2.0 million during the fourth quarter of fiscal year 2009.  The $2.0 million charge represents the severance costs incurred in connection with this workforce reduction; the majority of these severance amounts will be paid during the June quarter.  During fiscal year 2009, the Company has had two reductions in workforce that have eliminated approximately 230 positions or 5% of its workforce.

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

Third quarter revenue of $200.9 million decreased 19% compared to the previous quarter’s revenue of $249.2 million and decreased 33% or $97.0 million from $297.9 million reported in the third quarter of fiscal 2008.  The Company continues to experience the impact of the U.S. credit crisis and the global recession, as the third quarter revenue decline of 19% follows a decline of 20% in the second quarter after the Company achieved record quarterly revenue of $310.4 million in the first quarter of fiscal 2009.  Despite the significant decrease in quarterly revenues, the Company continues to have strong operating margins, with operating income of 36.4% of sales in the third quarter.  To maintain this level of profitability, the Company has cut variable costs aggressively where possible in reaction to the revenue decline.  The Company has significantly reduced costs through weekly plant closures, forced vacation, variable compensation reductions, modest employee terminations and otherwise limiting discretionary spending.  Going into the fourth quarter, there is more optimism that the Company’s revenues and bookings will stabilize in the June quarter as the book to bill ratio was positive for the March quarter.  Nevertheless, foreseeing future results and customer activity in the current economic environment is very difficult and the Company will continue to control its variable costs where possible, including the implementation of actions to reduce labor costs noted above.

Major factors impacting the March 2009 quarter were:
•	Revenue decreased by $48.3 million or 19% from the second quarter of fiscal year 2009;
•	The Company’s quarterly effective tax rate of 19.5% was positively impacted by a discrete tax benefit of $5.7 million primarily related to the Company’s domestic manufacturing deduction;
•	Operating expenses were favorably impacted by lower labor costs as employees were required to take approximately 2.5 weeks of time-off during the quarter as compared to approximately 2.0 weeks in the previous quarter;
•	The Company purchased and retired $30.0 million face value of its 3.125% Convertible Senior Notes, resulting in a gain of approximately $1.7 million, or $0.01 diluted earnings per share, net of deferred issuance costs.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the third quarter and the first nine months of fiscal year 2009, the Company recognized approximately 17% and 16%, respectively, of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At March 29, 2009, the Company had approximately $38.3 million of deferred revenue and $7.0 million of deferred cost of sales recognized as $31.3 million of “Deferred income on shipment to distributors.” At June 29, 2008, the Company had approximately $46.2 million of deferred revenue and $8.4 million of deferred cost of sales recognized as $37.8 million of “Deferred income on shipment to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment, as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grant significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have ranged from $1.5 million to $3.1 million per quarter.

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

Results of Operations

The table below summarizes the income statement items for the three months and nine months ended March 29, 2009 and March 30, 2008 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended March 29, 2009 to the corresponding period from the prior fiscal year:

	Three Months Ended			Nine Months Ended
	March 29,	March 30,	Increase/	March 29,	March 30,	Increase/
	2009	2008	(Decrease)	2009	2008	(Decrease)

Revenues	100.0%	100.0%	(33%)	100.0%	100.0%	(12%)
Cost of sales	26.2	22.5	(21)	24.2	22.7	(6)
Gross profit	73.8	77.5	(36)	75.8	77.3	(14)
Expenses:
Research and development	22.3	16.6	(10)	18.6	16.7	(3)
Selling, general and
administrative	15.1	11.9	(14)	13.2	11.7	(2)
Restructuring	-	-		0.2	-	100
	37.4	28.5	(12)	32.0	28.4	(2)
Operating income	36.4	49.0	(50)	43.8	48.9	(21)
Interest expense	(6.2)	(4.8)	(13)	(5.3)	(5.0)	(7)
Interest income	2.7	2.5	(26)	2.4	2.4	(12)
Gain on early retirement
convertible senior notes	0.8	-		3.0	-
Income before
income taxes	33.7%	46.7%	(51)	43.9%	46.3%	(17)

Effective tax rates	19.5%	28.5%		23.0%	29.2%

Revenue for the quarter ended March 29, 2009 was $200.9 million, a decrease of $96.9 million or 33% from revenue of $297.9 million for the same quarter of the previous fiscal year.  The decrease in revenue is due to lower domestic and international sales as a result of the global recession.  The average selling price (“ASP”) of $1.59 per unit in the third quarter of fiscal year 2009 was relatively flat as compared to the third quarter of fiscal year 2008 ASP of $1.57 per unit. Geographically, international revenues were $135.7 million or 68% of revenues, a decrease of $74.2 million as compared to international revenues of $209.9 million or 70% of revenues for the same quarter of the previous fiscal year.  Internationally, revenues to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $80.7 million or 40% of revenues, while sales to Europe and Japan were $27.9 million or 14% of revenues and $27.1 million or 14% of revenues, respectively.  Domestic revenues were $65.2 million or 32% of revenues in the third quarter of fiscal year 2009, a decrease of $22.7 million, from $88.0 million or 30% of revenues in the same period in fiscal year 2008.

Revenue for the nine months ended March 29, 2009 was $760.5 million, a decrease of $107.6 million or 12% from revenue of $868.1 million for the same period of the previous fiscal year.  The decrease in revenue for the nine-month period was due to similar factors as the three-month period discussed above.  The ASP for the first nine-month period of fiscal year 2009 was relatively flat at $1.53 per unit compared to $1.54 per unit in the same period of fiscal year 2008.  Geographically, international revenues were $532.8 million or 70% of revenues, decreased $79.1 million from international revenues of $611.9 million or 70% of revenues for the same period of the previous fiscal year.  Internationally, revenues to ROW, represented $304.2 million or 40% of revenues, while sales to Europe and Japan were $127.8 million or 17% of revenues and $100.8 million or 13% of revenues, respectively.  Domestic revenues were $227.7 million or 30% of revenues in the first nine-month period of fiscal year 2009, a decrease of $28.5 million, compared to $256.2 million or 30% of revenues in the same period in fiscal year 2008.

Gross profit was $148.3 million and $576.1 million for the third quarter and the first nine-month period of fiscal year 2009, a decrease of $82.7 million and $94.8 million, respectively, from the corresponding periods of fiscal year 2008 primarily due to the decrease in revenues in the second and the third quarters of fiscal year 2009.  Gross profit as a percentage of revenues decreased to 73.8% and 75.8% in the third quarter and the first nine month period of fiscal year 2009 as compared to 77.5% and 77.3% of revenues, respectively, for the same periods in the previous fiscal year.  The decrease in gross profit as a percentage of revenues for the three and nine months ended March 29, 2009 was primarily due to spreading fixed costs over a lower sales base and inefficiencies resulting from temporary plant shutdowns.

Research and development (“R&D”) expenses for the quarter ended March 29, 2009 were $44.7 million, a decrease of $4.9 million or 10% from R&D expenses of $49.6 million for the same period in the previous fiscal year.  The decrease in R&D expenses was primarily due to a $3.4 million decrease in employee profit sharing and a $2.2 million decrease in compensation costs related to the impact of requiring employees to take approximately 2.5 weeks of vacation or time-off without pay and the reduction in workforce that occurred during the second quarter of fiscal year 2009.  The decrease in R&D was also due to $0.5 million decrease in other R&D expenses such as software and equipment maintenance fees.  Partially offsetting these decreases to R&D expense was a $1.2 million increase in stock-based compensation.

R&D expenses for the nine months ended March 29, 2009 were $141.4 million, a decrease of $3.8 million or 3% from R&D expenses of $145.2 million for the same period in the previous fiscal year.  The decrease in R&D expenses was primarily due to a $3.7 million decrease in employee profit sharing. In addition, compensation costs decreased $0.5 million due to the impact of requiring employees to take approximately 4.5 weeks of vacation or time-off without pay during this period, which was partially offset by the impact of higher average headcount in fiscal year 2009. The decrease in R&D expense was also due to a $1.1 million decrease in other R&D expenses such as software and equipment maintenance fees.  Partially offsetting these decreases to R&D expenses was a $1.5 million increase in stock-based compensation.

Selling, general and administrative expenses (“SG&A”) for the quarter ended March 29, 2009 were $30.4 million, a decrease of $5.0 million or 14% from SG&A expenses of $35.4 million for the same period in the previous fiscal year.  The decrease in SG&A expenses was primarily due to a $2.5 million decrease in employee profit sharing and a $1.5 million decrease in compensation costs related to the impact of requiring employees to take approximately 2.5 weeks of vacation or time-off without pay and the reduction in workforce that occurred during the second quarter of fiscal year 2009.  The decrease in SG&A expenses was also due to a $1.8 million decrease in other SG&A expenses such as advertising and travel costs.  Partially offsetting these decreases to SG&A expenses was a $0.8 million increase in stock-based compensation.

SG&A expenses for the nine months ended March 29, 2009 were $100.1 million, a decrease of $1.7 million or 2% from SG&A expenses of $101.8 million for the same period in the previous fiscal year.  The decrease in SG&A expenses was primarily due to a $2.8 decrease in employee profit sharing and a $1.4 million decrease in other SG&A expenses such as legal and advertising costs.  Partially offsetting these decreases was a $1.1 million increase in stock-based compensation and a $1.4 million increase in compensation costs related to an increase in employee headcount and annual salary increases partially offset by the impact of requiring employees to take approximately 4.5 weeks of vacation or time-off without pay during this period.

During the second quarter of fiscal year 2009, the Company responded to lower sales levels and the uncertain business climate by reducing its workforce by approximately 100 employees.  The $1.6 million charge represented severance costs incurred in connection with this workforce reduction and the majority of these severance amounts were paid during the December quarter.  In addition, at the beginning of the fourth quarter of fiscal year 2009, the Company responded to continued lower sales levels and the uncertain business climate by reducing its workforce by another approximately 130 employees.  The Company anticipates incurring a restructuring charge of approximately $2.0 million during the fourth quarter of fiscal year 2009.  The $2.0 million charge represents the severance costs incurred in connection with this workforce reduction; the majority of these severance amounts will be paid during the June quarter.  In summary, during fiscal year 2009, the Company has had two reductions in workforce that have eliminated approximately 230 positions or 5% of its workforce.  The annual savings as a result of lower labor costs are expected to be approximately $14.5 million.

Interest expense was $12.5 million and $40.2 million for the third quarter and the nine-month period ended March 29, 2009, decreases of $1.9 million and $3.2 million, respectively, from the corresponding periods of fiscal year 2008.  The decreases in interest expense were primarily due to the retirement of $230.0 million face value of the Company’s 3.125% Convertible Senior Notes during the second and third quarters of fiscal year 2009.

Interest income was $5.4 million and $18.5 million for the third quarter and the nine-month period ended March 29, 2009, decreases of $1.9 million and $2.5 million, respectively, from the corresponding periods of fiscal year 2008.  Interest income decreased due to a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balance.

During the second and the third quarters of fiscal year 2009, the Company took advantage of depressed market prices on its outstanding debt and purchased and retired $230 million face value of its 3.125% Convertible Senior Notes, resulting in a gain of approximately $1.7 million and $22.7 million, net of deferred issuance costs, for the third quarter and the first nine month period of fiscal year 2009, respectively.

The Company’s tax rate for the third quarter of fiscal year 2009 was 19.5% as compared to 28.5% in the same quarter of fiscal year 2008.  The decrease in the tax rate was primarily due to a quarterly discrete tax benefit totaling $5.7 million recognized during the third quarter of fiscal year 2009, primarily related to an increase in domestic manufacturing tax benefits in prior years, as well as the positive impact of the reinstatement of the R&D tax credit in the second quarter of fiscal 2009 on the estimated annual effective tax rate.  The Company’s estimated annual effective tax rate excluding discrete items and other quarterly adjustments is approximately 28%.

The Company’s tax rate for the nine months ended March 29, 2009 was 23% as compared to 29.2% in the corresponding period of fiscal year 2008.  The Company’s tax rate for this period is lower primarily due to quarterly discrete tax benefits recognized in each of the first three quarters related to ETI export benefit settlement with the IRS, the reinstatement of the R&D tax benefit and the increase in domestic manufacturing tax benefits from prior years.

The Company’s effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through August 2011. In addition, the Company receives tax benefits from non-taxable interest income, domestic manufacturing and R&D tax credits.

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

As the Company enters its June quarter, there is continued uncertainty forecasting operating results due to the global recession.  Forecasting operating results in the current environment is difficult, particularly since lead times are shorter than usual as customers tend to order only what they urgently need. However, the Company’s book to bill ratio was slightly positive in the March quarter and the Company is encouraged going into the fourth quarter as it expects to see some stability in customer bookings.  The Company currently anticipates that its fourth quarter revenues will be down 2% to up 4% over the third quarter.  In order to meet these expectations, turns business, or bookings that are recorded and shipped during the quarter, will need to remain at a high level as customers order to current demand.

The Company will continue to control costs where possible.  Subsequent to the end of the third quarter, the Company reduced its workforce by approximately 130 employees to further reduce its cost structure.  As a result of the reduction in workforce the Company anticipates incurring a restructuring charge of approximately $2.0 million during the fourth quarter of fiscal year 2009. Over the past few quarters in addition to workforce reductions the Company has substantially reduced variable compensation benefits. In addition, during the fourth quarter the Company will require employees to take one week of vacation or unpaid time and will implement a temporary reduction in base pay of 10% for all employees.  The Company expects these tight expense controls will allow the Company to maintain pre-tax profits in the low to mid thirties range as a percentage of net sales.

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

Liquidity and Capital Resources

At March 29, 2009, cash, cash equivalents and marketable securities totaled $920.0 million and working capital was $995.5 million.  The Company’s cash, cash equivalents and marketable securities balance decreased $46.7 million as compared to June 29, 2008 primarily due to the following cash outflows: $207.3 million to retire $230.0 million face value of its 3.125% Convertible Senior Notes; $144.8 million for the payment of cash dividends, representing $0.64 per share; $35.5 million for capital asset additions and $25.8 million to purchase its common stock.  These cash outflows were offset by positive cashflow from operating activities of $350.0 million.

Accounts receivable totaled $103.8 million at the end of the third quarter of fiscal year 2009, a decrease of $57.6 million from the end of the fourth quarter of fiscal year 2008.  The decrease was primarily due to lower shipments in the second and the third quarter of fiscal year 2009 compared to the third and fourth quarters of fiscal year 2008.

Inventory totaled $53.2 million at the end of the third quarter of fiscal year 2009, a decrease of $2.8 million from the end of the fourth quarter of fiscal year 2008. The decrease was due to lower sales in the recent two quarters.

Deferred income on shipments to distributors decreased by $6.5 million from the fourth quarter of fiscal year 2008 primarily due to distributors managing their inventories more tightly in response to the economic slowdown. Accrued payroll and related benefits decreased $28.6 million from the fourth quarter of fiscal year 2008 primarily due to the payment of profit sharing as well as a decrease in the quarterly profit sharing charge.  The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters.

Deferred tax liabilities increased $16.3 million over the fourth quarter of fiscal year 2008 mainly due to an increase in deferred taxes related to interest deductions for the Company’s Convertible Senior Notes.

Convertible Senior Notes decreased $230.0 million from the fourth quarter of fiscal year 2008 due to the purchase and retirement of $230.0 million face value of its 3.125% Convertible Senior Notes.

Other long-term liabilities of $93.8 million decreased $6.9 million from the fourth quarter of fiscal year 2008 primarily due to the reduction in liability for unrecognized tax benefits related to the Company’s agreement with the IRS to settle certain disputed ETI tax benefits.

During the first nine months of fiscal year 2009, the Company generated $350.0 million of cash from operating activities; $114.7 million of net proceeds from sales and maturities of available-for-sale securities; and $9.6 million in proceeds from common stock issued under employee stock plans.

In April 2009, the Company’s Board of Directors declared a cash dividend of $0.22 per share.  The $0.22 per share dividend will be paid on May 27, 2009 to shareholders of record on May 15, 2009.  The payment of future dividends will be based on the Company’s financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the foreseeable future.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The Company’s $1.5 billion convertible senior notes will be affected by this FSP. FSP APB 14-1 will require the Company to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will be required to be applied retrospectively to all periods presented. The Company will be required to implement the standard during the first quarter of fiscal year 2010, which begins on June 29, 2009. The Company currently estimates that the adoption of FSP APB 14-1 will have a noncash charge which will have a negative impact of approximately $0.02 per share on the Company’s quarterly diluted earnings per share.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which classifies unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share. The Company will be required to implement FSP EITF 03-6-1 during the first quarter of fiscal year 2010, which begins on June 29, 2009. All prior-period earnings per share data presented are to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the standard, with early application not permitted. The Company currently estimates that the adoption of FSP EITF 03-6-1 will have a negative impact of $0.01 per share on the Company’s quarterly diluted earnings per share.

Off Balance-Sheet Arrangements

As of March 29, 2009, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of 3.0% debentures due May 1, 2027 and $0.7 billion principal amount of 3.125% debentures due May 1, 2027.  During the first nine months of fiscal year 2009, the Company purchased and retired $230.0 million face value of its 3.125% Convertible Senior Notes.  The Company pays cash interest at an annual rate of 3.0% and 3.125%, respectively, payable semiannually on November 1 and May 1 of each year, beginning November 1, 2007. See Note 8. to the consolidated financial statements, included in Part 1. “Financial Information,” for additional information about the debentures.

Fair Value

As of March 29, 2009, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a fair value of $855.2 million.  The Company’s cash and cash equivalents, and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities.  The Company currently does not hold any investments in auction rate securities or asset backed securities.  Most of the Company’s investments in debt instruments have an investment rating of AAA.  As of March 29, 2009, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a remaining maturity of approximately one year.

Beginning in the first quarter of fiscal year 2009, the assessment of fair value for the Company’s financial instruments mentioned above are based on the provisions of SFAS 157.  SFAS No. 157 establishes a fair value hierarchy that is based on three levels of inputs and requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Refer to “Note 4. Fair Value” of Notes to Consolidated Financial Statements for a further discussion of SFAS 157.  As of March 29, 2009, the Company’s financial instruments measured at fair value on a recurring basis included $855.2 million of assets.  All of these assets were classified as Level 1 or Level 2 instruments.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 29, 2008.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2008.  At March 29, 2009, the Company’s cash and cash equivalents, and marketable securities consisted money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended March 29, 2009.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)Changes in Internal Control over Financial Reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, the plaintiffs filed a motion to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The court is continuing to monitor the progress of the Delaware Action.    A case management conference is scheduled for May 15, 2009.

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

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times.  The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our results of operations.  The growth rate of the global economy is one of the factors affecting demand for semiconductor components.  Many factors could adversely affect regional or global economic growth including increased price inflation for goods, services or materials, rising interest rates in the United States and the rest of the world, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest, reduced levels of economic activity, or disruptions of international transportation.  In particular, the present economic downturn has caused the Company’s revenues to decline 20% on a sequential basis from the first quarter of fiscal year 2009, and another 19% from the second quarter to the third quarter of fiscal 2009.

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

During the first nine months of fiscal year 2009, 70% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from acts of terrorism, and the response to them by the United States and its allies.

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

As of March 29, 2009, we have debt outstanding of $1.0 billion aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 and $470.0 million aggregate principal amount of our 3.125% Convertible Senior Notes due May 1, 2027 (collectively, the “Notes”).  Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (December 29, 2008 – January 25, 2009)				-
Month #2 (January 26, 2009 – February 22, 2009)	49,182	$22.96	49,182	19,133,545
Month #3 (February 23, 2009 – March 29, 2009)	-	-	-	-
Total	49,182	$22.96	49,182	19,133,545

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

LINEAR TECHNOLOGY CORPORATION

DATE: May 6, 2009	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)