Form 10-K
period 2009-06-28
LINEAR TECHNOLOGY CORP /CA/
filed 2009-08-14
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $2,905,000,000 as of December 28, 2008 based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 222,291,744 shares of the registrant's common stock issued and outstanding as of July 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)
Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the "2009 Proxy Statement") for the 2009 Annual Meeting of Stockholders, to be filed subsequently.

LINEAR TECHNOLOGY CORPORATION

FORM 10-K
For the Fiscal Year Ended June 28, 2009

PART I
ITEM 1.	BUSINESS

Except for historical information contained in this Form 10-K, certain statements set forth herein, including statements regarding future revenues and profits; future conditions in the Company’s markets; availability of resources and manufacturing capacity; resolution of certain tax matters; and the anticipated impact of current and future lawsuits and investigations are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders for the Company’s products, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below.  Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.  Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  See “Risk Factors” in the “Business” section of this Annual Report on Form 10-K for a more thorough list of potential risks and uncertainties.

General

Linear Technology Corporation (together with its consolidated subsidiaries, “Linear Technology” or the “Company”) designs, manufactures and markets a broad line of standard high performance linear integrated circuits. The Company’s products include high performance amplifiers, comparators, voltage references, monolithic filters, linear regulators, DC-DC converters, battery chargers, data converters, communications interface circuits, RF signal conditioning circuits, µModuleTM products, and many other analog functions.  Applications for Linear Technology’s high performance circuits include telecommunications, cellular telephones, networking products such as optical switches, notebook and desktop computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and global positioning systems, complex medical devices, automotive electronics, factory automation, process control, military, space and other harsh environment systems.  The Company is a Delaware corporation; it was organized and incorporated in California in 1981. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

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

Market Diversity; Relative Pricing Stability.  Because of the varied applications for linear integrated circuits, manufacturers typically offer a greater variety of device types to a more diverse group of customers, who typically have smaller volume requirements per device, than is true for digital IC manufacturers. As a result, linear integrated circuit manufacturers are often less dependent upon particular products or customers; linear integrated circuit markets are generally more fragmented; and competition within those markets tends to be more diffused.

The Company believes that competition in the integrated linear market is particularly dependent upon performance, functional value, quality, reliability and service. As a result, linear integrated circuit pricing has generally been more stable than most digital circuit pricing.

Products and Markets

Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products and multi-customer application specific products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the analog integrated circuit market. "High performance" may be characterized by higher precision, higher efficiency, lower noise, higher linearity, higher speed, more subsystem integration on a single chip and many other special features. The Company focuses virtually all of its design efforts on proprietary products, which at the time of introduction are original designs by the Company offering unique characteristics differentiating them from those offered by competitors.

Although the types and mix of linear products vary by application, the Company’s principal product categories are as follows:

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

Data Converters - These circuits change linear (analog) signals into digital signals, or visa versa, and are often referred to as data acquisition subsystems, A/D converters and D/A converters.  The accuracy and speed with which the analog signal is converted to its digital counterpart (and visa versa) is considered a key characteristic for these devices.  Low speed data converters may have resolution up to 24 bits, while high speed converters may operate in the region of 100’s of megahertz sample rates.

Radio Frequency Circuits - These circuits include mixers, modulators, demodulators, amplifiers, drivers, filters, oscillators/synthesizers and power detectors and controllers.  They are used in wireless and cable infrastructure, cellphones, and wireless data communications infrastructure.

Power Over Ethernet Controllers (“POE”) - POE controller circuites enable efficient transmission of voltage and current over standard Ethernet cables to power equipment or devices connected to the network.

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

Signal Chain Modules - Complete signal chain functions utilizing data converters, filter, amplifiers, RF circuits, and related passive components are encapsulated as SiP (System in a Package) modules.  Signal Chain modules simplify the design and eliminate circuit board layout problems and individual component selection for high performance systems, while requiring only normal IC handling and board manufacturing processes.

Other - Other linear circuits include buffers, battery monitors, motor controllers, hot swap circuits, comparators, sample-and-hold devices, drivers and filters (both switched capacitor and continuous time) which are used to limit and/or manipulate signals in such applications as cellular telephones, base stations, navigation systems and industrial applications.

Linear circuits are used in various applications including telecommunications, cellular telephones, networking products such as power over Ethernet switches, notebook computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and MP3 players, global positioning systems, complex medical devices, automotive electronics, factory automation, process control, military, space and other harsh environment systems. The Company focuses its product development and marketing efforts on high performance applications where the Company believes it can position itself competitively with respect to product performance and functional value. The following table sets forth examples of product families by end-market applications:

Market	End Applications/Products	Example Product Families
Industrial	Flow or rate metering
Position/pressure/temperature sensing and controls
Robotics
Energy management/harvesting
Process control data communication
Factory automation
Security and surveillance system
	Remote meter reading	Data converter products
	RFID transponders	High performance operational
	Scanning electron microscopes	amplifiers
	Oscilloscopes/curve tracers	Interface (RS 485/232) products
	Solar power	Precision operational amplifiers
	Voltmeters/multimeters	Instrumentation amplifiers
	Test equipment	Line drivers
	Logic/network analyzers	Line receivers
	Weighing scales	Precision comparators
	Analytic instruments	Precision voltage references
	Gas chromatographs	Monolithic filters
	X-Ray, EKG, MRI, PET,CAT scanners	Switching voltage regulators
	Particle accelerators	Hot swap circuits
	DNA and blood analyzers	DC-DC converters
	Patient monitors	DC/DC µModule Power Systems
	Infusion pumps	POE interface controllers
Push button controllers
Ideal diode controllers
Space/Military	Communications	Surge stoppers
Satellites
Guidance and navigation systems
Displays
Firing controls
Ground support equipment
Sonar systems
Surveillance equipment
Ordnance

Market	End Applications/Products	Example Product Families
Space/Military	Radar systems
GPS
JTRS manpacks

Automotive	Entertainment systems
Hybrid/electric vehicle battery systems
Navigation systems
Daytime running lights
Dashboard instrumentation
Emission controls
Safety systems
Collision avoidance systems

Communications	Cellular phones	DC - DC converters
	Cellular basestations (CDMA/WCDMA/GSM/ LTE/ WiMAX)	V.35 transceivers
	Point-to-point wireless modems	Variable gain amplifiers
	Modems/fax machines	High-speed amplifiers
	PBX switches	High speed A - D converters
	Optical networking	Line drivers/receivers
	ADSL modems	Digital power monitors and
	Channel service units/data service units	controllers
	Cable modems/networks	Power detectors
	Internet appliances	Low noise operational amplifiers
	Servers	Micropower products
	Routers	Power management products
	Switches	Switched capacitor filters
	Power over Ethernet	I2C bus buffers
	Wireless Access Points	Voltage references
Voltage regulators
Data converter products
Hot Swap controllers
Multi-protocol circuits
Thermoelectric coolers
DC - DC and mixed signal
modules
Power amplifier controllers
RF power detectors
Mixers/Modulators/Demodulators
Broadband filters
Battery chargers
Power over Ethernet controllers
Multi-Phase switching regulators

Computer/High-	Communications/interface modems	Battery chargers
End Consumer	Disk drives	DC - DC converters
	Notebook computers	Data converter products
	Desktop computers	Hot Swap controllers
	Workstations	Line drivers
	LCD monitors/projectors	Line receivers
	Plotters/printers	Low drop out linear regulators
	Digital still cameras	Micropower products
	High Definition TVs	Multi-Phase switching regulators
	Handheld PCs	PCMCIA power switching
	Battery chargers	Power management
	Electronic toys	Power sequencing/monitoring
	Video/multimedia systems	DC/DC µModule Power Systems
	MP3 players	Video amplifiers
Satellite radios

Market	End Applications/Products	Example Product Families
Computer/High-
End Consumer	Digital video recorders
Set top boxes/Satellite TV receivers
Plasma and LCD display TVs
Bluetooth headsets
Hand-held GPS units
Tablet PCs
PDAs

Marketing and Customers

The Company markets its products worldwide primarily through a direct sales staff and through electronics distributors to a broad range of customers in diverse industries. The Company sells to over 15,000 Original Equipment Manufacturer (“OEM”) customers directly and/or through the sales distributor channel.  Distributor and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements.  The Company’s primary domestic distributor, Arrow Electronics, accounted for 12% of revenues during fiscal year 2009 and 16% of accounts receivable as of fiscal year 2009 year-end; 12% of revenues during fiscal year 2008 and 13% of accounts receivable as of fiscal year 2008 year-end; and 14% of revenues during fiscal year 2007 and 16% of accounts receivable as of fiscal year 2007 year-end.  Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of revenues for fiscal years 2009, 2008 or 2007. No other distributor or customer accounted for 10% or more of accounts receivable as of fiscal years 2009, 2008 and 2007 year-ends.

The Company’s products typically require a sophisticated technical sales effort.  The Company's sales organization is divided into domestic and international regions. The Company’s sales offices located in the United States are in the following metropolitan areas: Chicago, Cleveland, Detroit, Kansas City, Minneapolis, Boston, Philadelphia, Sacramento, San Jose, Denver, Portland, Seattle, Austin, Dallas, Houston, Raleigh, Irvine, Los Angeles, Phoenix and San Diego.  Internationally, the Company has sales offices in: Ascheberg, Helsinki, London, Milan, Munich, Paris, Stockholm, Stuttgart, Sydney, Beijing, Hong Kong, Nagoya, Osaka, Seoul, Shanghai, Shenzhen, Singapore, Taipei, Tokyo, Montreal, Ottawa, Toronto, Calgary and Vancouver.

The Company has agreements with one independent sales representative in the United States and one in South America.  Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with five independent distributors in North America, nine in Europe, three in China, ten in Japan, two in Taiwan, two in India, and one each in Korea, Singapore, Malaysia, Thailand, South Africa, Philippines, Israel, Brazil, Australia, and New Zealand.

The Company’s agreements with domestic distributors allow for price protection on certain distribution inventory if the Company lowers the prices of its products. The Company’s agreements with domestic distributors also allow for stock rotation privileges (up to 3%-5% of quarterly purchases), which enable distributors to rotate slow moving inventory.  The Company’s sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates.  The agreements generally permit distributors to exchange up to 5% of eligible purchases on a semi-annual basis.  See Critical Accounting Policies and Note 1 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which contains information regarding the Company’s revenue recognition policy.

During fiscal years 2009, 2008 and 2007, export sales were to Europe, Japan and Rest of the World (“ROW”), which is primarily Asia excluding Japan, and represented approximately 70%, 70% and 68% of revenues, respectively.  Because the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates.  Although export sales are subject to certain control restrictions, including approval by the Office of Export Administration of the United States Department of Commerce, the Company has not experienced any material difficulties relating to such restrictions.  During fiscal years 2009, 2008 and 2007, domestic revenues were $289.3 million or 30% of revenues, $346.8 million or 30% of revenues, and $345.0 million or 32% of revenues, respectively.

The Company’s backlog of released and firm orders was approximately $88.4 million at June 28, 2009 as compared with $122.5 million at June 29, 2008.  In addition to its backlog, the Company had $27.0 million of products sold to and held by domestic distributors at June 28, 2009 as compared to $35.2 million at June 29, 2008.  Generally, shipments to domestic distributors are not recognized as revenues until the distributor has sold the products to its customers.  The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months.  Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty.  Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month.  The ordering practices of many semiconductor customers has shifted from a practice of placing orders with delivery dates extending over several months to the practice of placing orders with shorter delivery dates in concert with the Company’s lead times.  Also, the Company’s agreements with certain distributors provide for price protection.  Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

The Company’s basic process technologies include high-speed bipolar, high gain low noise bipolar, radio frequency bipolar, silicon gate complementary metal-oxide semiconductor (“CMOS”) and BiCMOS. The Company also has two proprietary complementary bipolar processes. The Company’s bipolar processes are typically used in linear integrated circuits where high voltages, high power, high frequency, low noise or effective component matching is necessary.  The Company’s proprietary silicon gate CMOS processes provide switch characteristics required for many linear integrated circuit functions, as well as an efficient mechanism for combining linear and digital circuits on the same chip. The Company’s CMOS processes were developed to address the specific requirements of linear integrated circuit functions. The complementary bipolar processes were developed to address higher speed analog functions. The Company’s basic processes can be combined with a number of adjunct processes to create a diversity of IC components.  A minor portion of the Company’s wafer manufacturing, particularly very small feature size products is done at two independent foundries. The accompanying chart provides a brief overview of the Company’s IC process capabilities:

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

Processed wafers are sent to either the Company’s assembly facility in Penang, Malaysia or to offshore independent assembly contractors where the wafers are separated into individual circuits and packaged. The Penang facility opened in fiscal year 1995 and currently services approximately 85% to 95% of the Company’s assembly requirements for plastic packages. The Company’s primary assembly subcontractors are UTAC, located in Thailand; and Carsem Sdn, located in Malaysia. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

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

Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal year 2010.

Patents, Licenses and Trademarks

The Company has been awarded 474 United States and international patents and has considerable pending and published patent applications outstanding. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

As is common in the semiconductor industry, the Company has at times been notified of claims that it may be infringing patents issued to, or other proprietary rights held by others.  If it appears necessary or desirable, the Company may seek licenses under such patents or rights, although there can be no assurance that all necessary licenses can be obtained by the Company on acceptable terms.  In addition, from time to time the Company may negotiate with other companies to license patents, products or process technology for use in its business.

Research and Development

The Company’s ability to compete depends in part upon its continued introduction of technologically innovative products on a timely basis.  To facilitate this need, the Company has organized its product development efforts into four groups:  two power product groups (D power and S power); mixed signal products; and signal conditioning products including high frequency products.  Linear Technology’s product development strategy emphasizes a broad line of standard high performance products to address a diversity of customer applications.  The Company’s research and development (“R&D”) efforts are directed primarily at designing and introducing new products and to a lesser extent developing new processes and advanced packaging.

As of June 28, 2009, the Company had 1,023 employees involved in research, development and engineering related functions, as compared to 1,106 employees at the end of fiscal year 2008.  In recent years, the Company has opened remote design centers throughout the United States, Singapore, Malaysia and Germany as part of the Company’s strategy of obtaining and retaining analog engineering design talent.  For fiscal years 2009, 2008 and 2007, the Company spent approximately $185.8 million, $197.1 million and $183.6 million, respectively, on R&D.  The decrease in R&D expenses in fiscal year 2009 from fiscal year 2008 was primarily due to a decrease in the accrued profit sharing. In addition, employees were required to take approximately 5.5 weeks of vacation or time-off without pay which helped minimize the reduction in workforce.

Government Contracts

The Company currently has no material U.S. Government contracts.

Employees

As of June 28, 2009, the Company had 3,821 employees, including 428 in marketing and sales, 1,023 in research, development and engineering related functions, 2,268 in manufacturing and production, and 102 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Competition

The Company competes in the high performance segment of the linear market. The Company’s major competitors include Analog Devices, National Semiconductor, Intersil, Maxim Integrated Products and Texas Instruments. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. The Company believes it competes favorably with respect to these factors, although the Company may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of August 1, 2009, are as follows:

Name	Age	Position

Robert H. Swanson, Jr.	70	Executive Chairman of the Board of Directors
Lothar Maier	54	Chief Executive Officer
Paul Chantalat	59	Vice President Quality and Reliability
Paul Coghlan	64	Vice President of Finance and Chief Financial Officer; Secretary
Robert C. Dobkin	65	Vice President of Engineering and Chief Technical Officer
Alexander R. McCann	43	Vice President and Chief Operating Officer
Richard Nickson	59	Vice President of North American Sales
David A. Quarles	43	Vice President of International Sales
Donald Paulus	52	Vice President and General Manager, D Power Products
Steve Pietkiewicz	49	Vice President and General Manager, S Power Products
Robert Reay	48	Vice President and General Manager, Mixed Signal Products
Erik M. Soule	45	Vice President and General Manager, Signal Conditioning Products

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

Mr. Soule has served as Vice President and General Manager of Signal Conditioning Products since July 2007 and as General Manager of Signal Conditioning Products since October 2004. He joined the Company in September 2002 as Product Marketing Manager of Signal Conditioning Products.  Prior to Linear, Mr. Soule was Director of Marketing at Sensory, Inc. from 1997 to 2002. Prior to Sensory, he held various engineering and management positions at National from 1994 to 1997 and from 1986 to 1990 and Avocet, Inc. from 1990 to 1994. Mr. Soule received a B.S. in Electrical Engineering from Rensselaer Polytechnic Institute in 1986 and an MBA from San Jose State University in 1996.

ITEM 1A.                      RISK FACTORS

A description of the risk factors associated with the Company is set forth below. In addition to the risk factors discussed below, see “Factors Affecting Future Operating Results” included in “Management's Discussion and Analysis” for further discussion of other risks and uncertainties that may affect the Company.

Reduced consumer and/or corporate spending due to uncertainties in the macroeconomic environment could further adversely affect our revenues and profitability.

We depend on demand from the industrial, communication, computer, consumer and automotive end-markets we serve. Our revenues and profitability are based on certain levels of consumer and corporate spending. Reductions in consumer and/or corporate spending as a result of uncertain conditions in the macroeconomic environment, such as global credit conditions, mortgage failures, fluctuations in interest rates, higher energy prices, or otherwise, have adversely affected, and may continue to adversely affect, our revenues and profitability. These uncertain conditions may persist or worsen in fiscal year 2010.

Downturns in the business cycle could adversely affect our revenues and profitability.

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times.  The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our results of operations.  The growth rate of the global economy is one of the factors affecting demand for semiconductor components.  Many factors could adversely affect regional or global economic growth including turmoil or depressed conditions in financial or credit markets, depressed business or consumer confidence, increased unemployment, increased price inflation for goods, services or materials, rising interest rates in the United States and the rest of the world, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest, reduced levels of economic activity, or disruptions of international transportation.  The Company’s third and fourth quarters had significant year-over-year revenues declines of over 30% due to the present economic downturn.

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

We generate revenue from thousands of customers worldwide and our revenues are diversified by end-market and geographical region.  Our results in any period, or sequence of periods, may be positively affected by the fact that a customer has designed one of our products into one of their high selling products.  This positive effect may not last, however, as our customers frequently redesign their high selling products, especially to lower their products’ costs.  In such redesigns, they may decide to no longer use our product or may seek pricing terms from us that we chose not to agree to, thus resulting in the customer ceasing or significantly decreasing its purchases from us.  The loss of, or a significant reduction in purchases by a portion of our customer base, for this or other reasons, such as changes in purchasing practices, could adversely affect our results of operations.  In addition, the timing of customers’ inventory adjustments may adversely affect our results of operations.

We may be unsuccessful in developing and selling new products required to maintain or expand our business.

The markets for our products depend on continued demand for our products in the communications, industrial, computer, high-end consumer and automotive end-markets. The semiconductor industry is characterized by rapid technological change, variations in manufacturing efficiencies of new products, and significant expenditures for capital equipment and product development.  New product offerings by competitors and customer demands for increasing linear integrated circuit performance or lower prices may render Linear’s products less competitive over time, thus necessitating continual development of new products by Linear.  New product introductions are thus a critical factor for maintaining or increasing future sales growth and sustained or increased profitability, but they can present significant business challenges because product development commitments and expenditures must be made well in advance of the related revenues.  The success of a new product depends on a variety of factors including accurate forecasts of long-term market demand and future technological developments, accurate anticipation of competitors’ actions and offerings, timely and efficient completion of process design and development, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability of the product, and effective marketing, sales and service.

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

We rely on our internal manufacturing facilities located in California and Washington to fabricate most of our wafers, we depend on outside silicon foundries for a small portion (less than 5%) of our wafer fabrication. We could be adversely affected in the event of a major earthquake, which could cause temporary loss of capacity, loss of raw materials, and damage to manufacturing equipment.  Additionally, we rely on our internal and external assembly and testing facilities located in Singapore and Malaysia.  We are subject to economic and political risks inherent to international operations, including changes in local governmental policies, currency fluctuations, transportation delays and the imposition of export controls or increased import tariffs. We could be adversely affected if any such changes are applicable to our foreign operations.

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

A portion of our wafers (approximately 5% to 15%) are processed offshore by independent assembly subcontractors located in Malaysia and Thailand.  These subcontractors separate wafers into individual circuits and assemble them into various finished package types.  Reliability problems experienced by our assemblers could cause problems in delivery and quality, resulting in potential product liability to us.  We could also be adversely affected by political disorders, labor disruptions, and natural disasters in these locations.

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

During fiscal year 2009, 70% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, or the response to any of the foregoing by the United States and other major countries.

We are a party to private litigation related to our historical stock option granting practices, in which an unfavorable outcome  could have a material adverse effect on our financial results for a particular period or the trading price for our securities.

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

For a further discussion on legal matters see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region.  We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities.  Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability.  In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Finally, jurisdictions could change their tax regulations to include profits that were previously exempt.

We are leveraged, and our debt obligations may affect our business, operating results and financial condition.

As of June 28, 2009, we have debt outstanding of $1.0 billion aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 and $405.6 million aggregate principal amount of our 3.125% Convertible Senior Notes due May 1, 2027 (collectively, the “Notes”).  Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Our stock price may be volatile.

The trading price of our common stock may be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as general United States and world economic and financial conditions, our own quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, the hedging of our common stock and other derivative transactions by third parties, and new reports relating to trends in our markets or those of our customers.  Additionally, lack of positive performance in our stock price may adversely affect our ability to retain key employees.

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

Holders of the Notes have the right to require us to repurchase, and we intend to repurchase, the Notes for cash on specified dates or upon the occurrence of a fundamental change. The first of these dates is November 1, 2010, at which time we will be required to repurchase all of the outstanding $405.6 million (less any amounts repurchased by us in the open market prior to such time) of our 3.125% Notes. However, we may not have sufficient funds to repurchase the Notes in cash or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the Notes we will be required to make cash payments to the holders of the Notes equal to the lesser of the principal amount of the Notes being converted and the conversion value of those Notes.  Such payments could be significant, and we may not have sufficient funds to make them at such time.

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

At June 28, 2009, the Company owned the major facilities described below:
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

(A)           Leases on the land used for this facility expire in 2021 through 2022 with an option to extend the lease for an additional 30years.

(B)           Leases on the land used for this facility expire in 2054 through 2057.

The Company leases design facilities located in: Raleigh, North Carolina; Burlington, Vermont; Santa Barbara, California; Grass Valley, California; Phoenix, Arizona, and Dallas, Texas.  The Company leases sales offices in the United States in the areas of San Jose, Sacramento, Seattle, Denver, Philadelphia, Raleigh, Chicago, Detroit, Austin, Houston, Los Angeles, Irvine, San Diego, Minneapolis, Cleveland; and internationally in London, Stockholm, Helsinki, Ascheberg, Munich, Stuttgart, Paris, Milan, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai and Shenzhen.  See Note 11 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.  The Company believes that its existing facilities are suitable and adequate for its business purposes through fiscal year 2010.

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

In the California State Action, the plaintiffs initially asserted claims against the individual defendants for breaching, and aiding and abetting breaches of, fiduciary duty in connection with the alleged backdating of stock option grants during the period from 1995 through 2002.  The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officer defendants engaged in insider trading in violation of California law.  The plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  Following a hearing on July 13, 2007, the Court sustained the Company’s demurrer, and granted the plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

On August 13, 2007, the California plaintiffs filed an amended complaint, asserting claims against the individual defendants for breaching, and aiding and abetting breaches of fiduciary duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options during the period from 1995 through 2005.  The amended complaint also alleged that the individual defendants were unjustly enriched, and engaged in insider trading in violation of the California Corporations Code, and that the director defendants wasted corporate assets.  The amended complaint sought recovery from the individual defendants of unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts and imposition of a constructive trust over executory option contracts, in addition to attorneys’ fees and costs.  On September 12, 2007, the Company filed a demurrer to the amended complaint on the ground that the plaintiffs had failed to make a pre-suit demand or to demonstrate that such a demand would have been futile.  The individual defendants filed demurrers on the ground that the amended complaint failed to state a cause of action as to each of them.  Before the demurrers were fully briefed, the parties stipulated to stay the California State Action pending the resolution of the motion to dismiss the complaint in the Delaware Action.  On March 7, 2008, the Delaware Chancery Court denied defendants’ motion.

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The Court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The Court is continuing to monitor the progress of the Delaware Action.  A case management conference is scheduled for October 9, 2009.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  The plaintiff also asserts claims for unjust enrichment against those defendants who received the challenged option grants.  The plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the motions, the plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that such a demand would have been futile, and that the amended complaint failed to state a claim against each of the individual defendants.  On March 7, 2008, the Court denied the motion.  Linear answered the amended complaint on April 7, 2008.  Fact discovery concluded on July 1, 2009.  Expert discovery is presently scheduled to conclude on February 1, 2010.  No trial date has been set.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Refer to Note 12 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, which contains information regarding historical market, market price range and dividend information for the past two fiscal years.

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended June 28, 2009.  In addition to the shares purchased in the table below, the Company also purchased a total of 866,455 shares in the first, second and third quarters of fiscal year 2009.  During fiscal year 2009, the Company purchased and retired a total of 1.0 million shares of its common stock.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1 (March 30, 2009 – April 26, 2009)	-	-	-	-
Month #2 (April 27, 2009 - May 24, 2009)	146,968	22.28	146,968	18,986,577
Month #3 (May 25, 2009 – June 28, 2009)	-	-	-	-
Total	146,968	22.28	146,968	18,986,577

 (1) On July 29, 2008 the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period.

Stock Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the S&P 500 and the Philadelphia Semiconductor Index for the period of five years commencing June 27, 2004 and ending June 28, 2009. The graph assumes that $100 was invested on June 27, 2004 in each of Linear Technology common stock, the S&P 500 Index, and the Philadelphia Semiconductor Index.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE FISCAL YEARS ENDED June 28, 2009	2009	2008	2007	2006	2005
In thousands, except per share amounts
Income statement information
Revenues	$968,498	$1,175,153	$1,083,078	$1,092,977	$1,049,694
Net income[1]	313,510	387,613	411,675	428,680	433,974
Basic earnings per share[1]	1.41	1.74	1.42	1.40	1.41
Diluted earnings per share[1]	1.41	1.71	1.39	1.37	1.38
Weighted average shares outstanding – Basic[1]	221,767	222,232	290,502	305,156	307,426
Weighted average shares outstanding – Diluted[1]	222,461	226,257	296,616	313,285	315,067
Balance sheet information
Cash, cash equivalents and marketable securities[1]	$868,711	$966,701	$633,307	$1,819,587	$1,790,912
Total assets[1]	1,421,529	1,583,889	1,218,857	2,390,895	2,286,234
Long-term debt[1]	1,405,644	1,700,000	1,700,000	-	-
Cash dividends per share	$ 0.86	$ 0.78	$ 0.66	$ 0.50	$ 0.36

1The results for fiscal years 2009, 2008 and 2007 were impacted by the Company’s $3.0 billion Accelerated Stock Repurchase (“ASR”) transaction during the fourth quarter of fiscal year 2007.  The ASR transaction was funded by $1.3 billion of the Company’s own cash and $1.7 billion of convertible debt.  As a result, the Company’s fiscal years 2009, 2008 and 2007 results have both lower interest income and higher interest expense and consequently lower net income.  However, the transaction has been accretive to earnings per share as the outstanding shares used in the calculation of diluted EPS decreased by 83.3 million or approximately 27% due to the ASR.

ITEM 7.	MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Linear Technology Corporation is a manufacturer of high performance linear integrated circuits.  The Company generates revenue exclusively from the sale of analog integrated circuits.  The Company targets the high performance segment of the analog integrated circuit market. The Company was founded in 1981 and became a public company in 1986.  Linear Technology products include high performance amplifiers, comparators, voltage references, monolithic filters, linear regulators, DC-DC converters, battery chargers, data converters, communications interface circuits, RF signal conditioning circuits, µModule products, and many other analog functions.  Applications for Linear Technology’s high performance circuits include telecommunications, cellular telephones, networking products such as optical switches, notebook and desktop computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and global positioning systems, complex medical devices, automotive electronics, factory automation, process control, military, space and harsh environment systems.

Fiscal year 2009 was a challenging year for the Company in which the Company achieved record quarterly revenue of $310.4 million in the first quarter of fiscal year 2009 and then the subsequent three quarters had substantial year-over-year revenue declines.  Although fourth quarter revenues were down on a year-over-year basis, the Company ended its fiscal year on a positive note with fourth quarter revenue growing 4% over the third quarter. The Company continues to experience the impact of the U.S. credit crisis and the global recession.  Despite significant decreases in quarterly year-over-year revenues, the Company continues to be highly profitable, as fiscal 2009 operating margins were 42.5% of sales.  To maintain strong operating margins, the Company has cut variable costs aggressively where possible in reaction to revenue declines.  The Company has significantly reduced costs through weekly plant closures, forced vacation, variable compensation reductions, modest employee terminations and otherwise limiting discretionary spending.

Factors that impacted fiscal year 2009 included:
•	Revenue decreased by $206.7 million or 18% from fiscal year 2008.
•
Operating expenses were reduced by lower labor costs as employees were required to take approximately 5.5 weeks of time-off during the year and a temporary 10% reduction in salaries beginning the middle of the fourth quarter.

•	The Company reported approximately $3.9 million in restructuring expenses for employee severance costs related to reductions in workforce of approximately 230 employees.
•	The Company purchased and retired $294.4 million face value of its 3.125% Convertible Senior Notes, which resulted in a gain of approximately $24.3 million.
•
The Company’s annual effective tax rate of 23.0% was positively impacted by various discrete tax benefits primarily related to the Company’s domestic manufacturing deduction and the reinstatement of the federal R&D credit.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During fiscal years 2009 and 2008, the Company recognized approximately 16% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At June 28, 2009, the Company had approximately $34.7 million of deferred revenue and $6.2 million of deferred cost of sales recognized as $28.5 million of “Deferred income on shipment to distributors.” At June 29, 2008, the Company had approximately $46.2 million of deferred revenue and $8.4 million of deferred cost of sales recognized as $37.8 million of “Deferred income on shipment to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment, as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grant significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have ranged from $1.5 million to $3.1 million per quarter.

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

Stock-Based Compensation

The Company uses the Black-Scholes valuation model to determine the fair value of its stock options at the date of grant.  The stock options fair value is then amortized straight-line over the vesting period, which is generally five years. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term, stock price volatility, dividend yields and risk free interest rates that determine the stock options fair value. Higher volatility and longer expected lives result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate do not have as significant an effect on the calculation of fair value. As a result, if factors change and the Company’s estimates of volatility and expected life were to increase or decrease, the Company’s stock-based compensation expense could be materially different in the future.  In addition, if deferred taxes based on the Black-Scholes valuation are greater than or less than the gain on the sale of the associated stock option, the Company’s income tax expense could increase or decrease.

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

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax regulations. In the first quarter of fiscal year 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 (“FIN 48”), and related guidance.  As a result of the implementation of FIN 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes.  The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. Refer to Note 10 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion of current tax matters.

Results of Operations

The table below presents the income statement items as a percentage of revenues and provides the percentage change of such items compared to the prior fiscal year amount.

	Fiscal Year Ended			Percentage Change
	June 28,	June 29,	July 1,	2009 Over	2008 Over
	2009[1]	2008[1]	2007[1]	2008	2007

Revenues	100.0%	100.0%	100.0%	(18%)	9%
Cost of sales	24.6	22.7	22.3	(11)	11
Gross profit	75.4	77.3	77.7	(20)	8
Expenses:
Research & development	19.2	16.8	17.0	(6)	7
Selling, general & administrative	13.3	12.1	12.3	(10)	7
Restructuring	0.4	-	-	-	-
	32.9	28.9	29.3	(6)	7
Operating income	42.5	48.4	48.4	(28)	8
Interest expense	(5.4)	(4.9)	(1.1)	(10)	378
Interest income	2.4	2.6	5.3	(24)	(48)
Gain on early retirement of
convertible senior notes	2.5	-	-	-	-
Income before income taxes	42.0%	46.0%	52.6%	(25)	(5)
Effective tax rates	23.0%	28.3%	27.8%

1The results for fiscal years 2009, 2008 and 2007 were impacted by the Company’s $3.0 billion Accelerated Stock Repurchase (“ASR”) transaction during the fourth quarter of fiscal year 2007.  The ASR transaction was funded by $1.3 billion of the Company’s own cash and $1.7 billion of convertible debt.  As a result, the Company’s fiscal years 2009, 2008 and to a lesser extent fiscal year 2007 results all have lower interest income and higher interest expense. Consequently, income before income taxes as a percentage of revenues was lower than past results. On an earning per share (“EPS”) basis, these decreases were offset since shares used in the calculation of diluted EPS decreased by 83.3 million or by approximately 27% due to the ASR.

Revenues for the fiscal year ended June 28, 2009 were $968.5 million, a decrease of $206.7 million or 18% from revenues of $1,175.2 million for fiscal year 2008.  The decrease in revenue was primarily due to lower domestic and international sales as a result of the global recession.  The recession impacted all of the Company’s end-markets, particularly the Company’s automotive and cell phone end-markets. The average selling price (“ASP”) for fiscal year 2009 decreased slightly to $1.51 per unit compared to $1.56 per unit in fiscal year 2008.  Geographically, international revenues were $679.2 million or 70% of revenues for the twelve months ended June 28, 2009, a decrease of $149.1 million as compared to international revenues of $828.3 million or 70% of revenues for the same period in the previous fiscal year.  Internationally, sales to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $390.3 million or 40% of revenues, while sales to Europe and Japan were $166.9 million or 17% of revenues and $122.0 million or 13% of revenues, respectively.  Domestic revenues were $289.3 million or 30% of revenues for the twelve months ended June 28, 2009, a decrease of $57.5 million from domestic revenues of $346.8 million or 30% of revenues in the same period in fiscal year 2008.

Revenues for the fiscal year ended June 29, 2008 were $1,175.2 million, an increase of $92.1 million or 9% over revenues of $1,083.1 million for fiscal year 2007.  The increase in revenue was primarily due to the Company selling more units into the industrial, communication, automotive, military and computer end-markets while the high-end consumer end-market decreased slightly.  The ASP for fiscal year 2008 decreased slightly to $1.56 per unit compared to $1.60 per unit in fiscal year 2007.  Geographically, international revenues were $828.3 million or 70% of revenues for the twelve months ended June 29, 2008, an increase of $90.2 million as compared to international revenues of $738.1 million or 68% of revenues for the same period in the previous fiscal year.  The increase in international revenues as a percentage of revenues is primarily due to certain domestic OEM customers migrating their manufacturing to international subcontractors.  Internationally, sales to ROW represented $461.5 million or 39% of revenues, while sales to Europe and Japan were $212.7 million or 18% of revenues and $154.1 million or 13% of revenues, respectively.  Domestic revenues were $346.8 million or 30% of revenues for the twelve months ended June 29, 2008, an increase of $1.8 million over domestic revenues of $345.0 million or 32% of revenues in the same period in fiscal year 2007.

Gross profit for the fiscal year ended June 28, 2009 was $730.6 million, a decrease of $177.5 million or 20% from gross profit of $908.1 million in fiscal year 2008.  Gross profit as a percentage of revenues was 75.4% of revenues in fiscal year 2009 as compared to 77.3% of revenues in fiscal year 2008.  The decrease in gross profit as a percentage of revenues in fiscal year 2009 was primarily due to spreading fixed costs over a lower sales base and inefficiencies resulting from temporary plant shutdowns. These decreases were partially offset by lower profit sharing and lower labor costs as a result of the temporary salary reduction and the reduction in workforce.

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

Research and development (“R&D”) expense for the fiscal year ended June 28, 2009 was $185.8 million, a decrease of $11.2 million or 6% from R&D expense of $197.1 million in fiscal year 2008.  The decrease in R&D expenses was primarily due to a $7.1 million decrease in employee profit sharing. In addition, compensation costs decreased $3.9 million as employees were required to take approximately 5.5 weeks of vacation or time-off without pay during the fiscal year and due to the reductions in workforce that occurred during the second and fourth quarters of fiscal year 2009. The decrease in R&D expense was also due to a $2.2 million decrease in other R&D expenses such as software and equipment maintenance fees.  Partially offsetting these decreases to R&D expenses was a $2.0 million increase in stock-based compensation.

R&D expense for the fiscal year ended June 29, 2008 was $197.1 million, an increase of $13.5 million or 7% over R&D expense of $183.6 million in fiscal year 2007.  The increase in R&D was due to an $11.4 million increase in compensation costs related to new employees, primarily circuit designers and support engineers, and annual salary increases.  The increase in R&D expense was also due to higher costs related to profit sharing, which increased $5.0 million. In addition, the Company had a $1.7 million increase in other R&D related expenses such as legal costs, mask costs and small tool charges. Offsetting these increases was a $4.6 million decrease in stock-based compensation.

Selling general and administrative (“SG&A”) expense for the fiscal year ended June 28, 2009 was $128.8 million, a decrease of $13.6 million or 10% from SG&A expense of $142.4 million in fiscal year 2008.  The decrease in SG&A expenses was primarily due to a $5.2 million decrease in employee profit sharing. In addition, compensation costs decreased $2.2 million as employees were required to take approximately 5.5 weeks of vacation or time-off without pay during the fiscal year and due to reductions in workforce that occurred during the second and fourth quarters of fiscal year 2009. Other SG&A expenses such as legal cost decreased $5.1 million as well as advertising costs which decreased $2.1 million.  Partially offsetting these decreases was a $1.6 million increase in stock-based compensation.

SG&A expense for the fiscal year ended June 29, 2008 was $142.4 million, an increase of $8.7 million or 7% over SG&A expense of $133.7 million in fiscal year 2007.  The increase in SG&A was due to a $7.5 million increase in compensation costs related to new employees, primarily field sales engineers and annual salary increases.  In addition to compensation costs the Company had a $3.7 million increase in profit sharing, a $1.3 million increase in legal expenses and a $0.7 million increase in other SG&A costs.  Offsetting these increases was a $4.5 million decrease in stock-based compensation.

During the second and fourth quarters of fiscal year 2009, the Company responded to lower sales levels and the uncertain business climate by reducing its workforce by approximately 100 employees and 130 employees, respectively, or about 5% of its workforce in total.  The $3.9 million restructuring charge represents severance costs incurred in connection with these workforce reductions and the majority of these severance amounts were paid during the fiscal year. In addition to these reduction activities, the Company’s workforce was reduced by approximately 120 employees related to attrition.  The Company incurred no restructuring expenses in fiscal years 2008 and 2007.

Interest expense for the fiscal year ended June 28, 2009 was $52.3 million, a decrease of $5.5 million from interest expense of $57.8 million in fiscal year 2008.  The decrease in interest expense was primarily due to the purchase and retirement of $294.4 million face value of the Company’s 3.125% Convertible Senior Notes during fiscal year 2009.  Interest expense for fiscal year 2009 is primarily comprised of convertible debt interest, amortization of the convertible debt discount and amortization of issuance costs.

Interest expense for the fiscal year ended June 29, 2008 was $57.8 million, an increase of $45.7 million over interest expense of $12.1 million in fiscal year 2007.  The increase in interest expense was due to the Company’s issuance of $1.7 billion Convertible Senior Notes during the fourth quarter of fiscal year 2007 bearing interest at 3.0% and 3.125%. Interest expense for fiscal year 2008 is primarily comprised of convertible debt interest, amortization of the convertible debt discount and amortization of issuance costs.

Interest income for the fiscal year ended June 28, 2009 was $23.0 million, a decrease of $7.1 million or 24% from interest income of $30.1 million in fiscal year 2008.  Interest income decreased both due to a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balances and a reduction in the cash, cash equivalents and marketable securities balances due to the Company spending $270.1 million to purchase and retire $294.4 million face value of it 3.125% Convertible Senior Notes.

Interest income for the fiscal year ended June 29, 2008 was $30.1 million, a decrease of $27.6 million or 48% from interest income of $57.7 million in fiscal year 2007.  Interest income decreased due to the Company’s lower average cash, cash equivalents and marketable securities balances as the Company used $1.3 billion of its cash to fund a portion of its $3.0 billion accelerated share repurchase (“ASR”) transaction during the fourth quarter of fiscal year 2007.

During fiscal year 2009, the Company took advantage of depressed market prices on its outstanding debt and purchased and retired $294.4 million face value of its 3.125% Convertible Senior Notes, resulting in a gain of approximately $24.3 million, net of deferred issuance costs. The Company did not purchase any of its outstanding debt in fiscal years 2008 and 2007.

The Company’s effective tax rate was 23.0% in fiscal year 2009 compared to 28.3% in fiscal year 2008.  The decrease in the effective tax rate from fiscal year 2008 to fiscal year 2009 is primarily the result of the reinstatement of the federal R&D tax credit legislation during the second quarter of fiscal year 2009 and higher tax benefits for domestic manufacturing.  The Company’s tax rate also decreased due to quarterly discrete tax benefits related to an agreement with the IRS to effectively settle certain disputed extraterritorial income (“ETI”) export benefits claimed during fiscal years 2002 through 2006; prior year tax benefits realized in fiscal year 2009 resulting from the reinstatement of the federal R&D tax credit; and prior year domestic manufacturing tax benefits.

The Company’s effective tax rate was 28.3% in fiscal year 2008 compared to 27.8% in fiscal year 2007.  The increase in the effective tax rate was primarily due to lower federal R&D tax credits as the related tax benefit expired as of December 31, 2007.  In addition, the effective tax rate was higher when compared to fiscal year 2007 due to lower tax-exempt interest income and the expiration of the ETI export tax benefit when compared to fiscal year 2007.  Offsetting these increases to the effective tax rate was an increase in foreign earnings in lower tax jurisdictions, higher domestic manufacturing tax benefits and the impact of other quarterly discrete adjustments.

The Company’s effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through August 2011. In addition, the Company receives tax benefits primarily from non-taxable interest income, domestic manufacturing and R&D tax credits.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Annual Report on Form 10-K, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, timely ramp-up of new facilities, the timely introduction of new processes and products; increases in costs associated with utilities, transportation and raw materials; currency fluctuations; the effects of adverse economic and financial conditions in the United States and throughout the world; and other factors described below and in  “Item 1A – Risk Factors” section of this Annual Report on Form 10-K.

The Company grew revenues in the fourth quarter of fiscal year 2009 4% over the previous quarter and continued to control its variable expenses where possible to reduce the impact on profits due to lower year-over-year revenues. Because of these cost-saving measures, operating margin was 38% for the fourth quarter, which was an improvement over the 36.4% reported in the prior quarter.  Looking ahead to the September quarter, there is continued uncertainty in the marketplace, and customers continue to be cautious with their ordering patterns.  Forecasting operating results in the current environment is difficult, particularly since lead times are shorter than usual as customers tend to order only what they urgently need. However, customers have become more consistent in their ordering patterns and recently there have been some improvements in the automotive and industrial end markets. The Company’s book to bill ratio was positive in the June quarter.  Accordingly, although the summer quarter is historically a slow quarter for the Company, the Company is coming off a recession-impacted lower sales base and expects that first quarter revenues will be up 2% to 5% over those of the fourth quarter.  In order to meet these expectations, turns business, or bookings that are recorded and shipped during the same quarter, will need to remain at a high level as customers order to meet current demand.  Nonetheless, the Company will continue to maintain tight expense controls and the Company expects to maintain operating margins in the upper thirties range as a percentage of net sales.

Estimates of future performance are uncertain, and past performance by the Company may not be a good indicator of future performance due to factors affecting the Company, its competitors, the semiconductor industry and the overall United States and worldwide economy.  The semiconductor industry is characterized by rapid technological change, price erosion, cyclical market patterns, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variations in manufacturing efficiencies and significant expenditures for capital equipment and product development.  Furthermore, new product introductions and patent protection of existing products, as well as exposure related to patent infringement suits if brought against the Company, are factors that can influence future sales growth and sustained profitability.

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

Liquidity and Capital Resources

At June 28, 2009, cash, cash equivalents and marketable securities totaled $868.7 million and working capital was $963.9 million.  The Company’s cash, cash equivalents and marketable securities balances decreased $95.2 million as compared to June 29, 2008 primarily due to the following cash outflows: $270.1 million to purchase and retire $294.4 million face value of its 3.125% Convertible Senior Notes; $194.7 million for the payment of cash dividends, representing $0.86 per share for the fiscal year; $39.1 million for capital asset additions; and $29.1 million to purchase its common stock.  These cash outflows were offset by positive cashflow from operating activities of $416.6 million.

The Company’s accounts receivable balance decreased $66.0 million from $161.5 million at the end of fiscal year 2008 to $95.4 million at the end of fiscal year 2009.  The decrease is primarily due to lower shipments in the fourth quarter of fiscal year 2009 compared to the fourth quarter of the previous fiscal year.  Inventory totaled $52.5 million at the end of the fourth quarter of fiscal year 2009, a decrease of $3.5 million from the end of the fourth quarter of fiscal year 2008. The decrease in inventory was due to the Company lowering its output through monthly factory shutdowns in response to lower sales over the previous three quarters.

Net property, plant and equipment decreased $2.7 million during fiscal year 2009. Additions totaled $39.1 million primarily due to the purchase of production equipment and a building remodel at its Milpitas facility for future R&D expansion offset by depreciation of $41.8 million.

Accrued payroll and related benefits totaled $44.3 million at the end of fiscal year 2009, a decrease of $22.2 million from the fourth quarter of fiscal year 2008.  The decrease is primarily due to a $20.7 million decrease to the Company’s profit sharing accrual.  The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters.  Deferred income on shipments to distributors decreased by $9.3 million from the fourth quarter of fiscal year 2008 primarily due to distributors managing their inventories more tightly in response to the economic slowdown. Income taxes payable totaled $9.7 million at the end of fiscal year 2009, a decrease of $10.1 million from the fourth quarter of fiscal year 2008 primarily due to quarterly tax payments offset by the Company’s tax provision.

Deferred tax liabilities totaled $62.8 million at the end of fiscal year 2009, an increase of $20.8 million over the previous fiscal year primarily due to an increase in deferred taxes related to interest deductions for the Company’s Convertible Senior Notes.  Convertible Senior Notes decreased $294.4 million from the fourth quarter of fiscal year 2008 due to the purchase and retirement of $294.4 million face value of its 3.125% Convertible Senior Notes.

In July 2009, the Company’s Board of Directors declared a cash dividend of $0.22 per share.  The $0.22 per share dividend will be paid on August 26, 2009 to stockholders of record on August 14, 2009.  The payment of future dividends will be based on financial performance.

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

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The Company’s $1.4 billion convertible senior notes will be affected by this FSP. FSP APB 14-1 will require the Company to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will be required to be applied retrospectively to all periods presented. The Company will be required to implement the standard during the first quarter of fiscal year 2010 that began on June 29, 2009. The Company currently estimates that the adoption of FSP APB 14-1 will have a noncash charge which will have a negative impact of approximately $0.02 per share on the Company’s quarterly diluted earnings per share.

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

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at June 28, 2009 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.
(In thousands)	Fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014 and thereafter
Operating lease obligations (1)	$ 2,700	$ 1,900	$ 1,000	$ 600	$ 2,500
3.0% convertible debentures – principal and interest (2)	30,000	30,000	30,000	30,000	1,030,000
3.125% convertible debentures – principal and interest (3)	21,875	411,982	-	-	-
Total	$ 45,376	$ 443,882	$ 31,000	$ 30,600	$ 1,032,500
(1)
The Company leases some of its facilities under non−cancelable operating leases that expire at various dates through fiscal 2057.  See “Note 11. Commitments and Contingencies” in Part II, Item 8 of this Form 10-K for additional information about operating leases.

(2)
In April 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027. The Company pays cash interest at an annual rate of 3.0% payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2007. The Company may redeem the 3.00% Convertible Senior Notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 3.00% Convertible Senior Notes for cash on specified dates or upon a fundamental change.

(3)
In April 2007, the Company issued $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027. The Company will pays cash interest at an annual rate of 3.125% payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2007. During fiscal year 2009, the Company purchased and retired $294.4 million face value of the 3.125% Convertible Senior Notes. The Company may redeem the remaining outstanding $405.6 million principal amount of the 3.125% Convertible Senior Notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 3.125% Convertible Senior Notes for cash on specified dates or upon a fundamental change.

Off-Balance Sheet Arrangements

As of June 28, 2009, the Company had no off-balance sheet financing arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s cash equivalents and marketable securities are subject to market risk, primarily interest rate and credit risk.  The Company’s investments are managed by outside professional managers within investment guidelines set by the Company.  Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.  The Company does not use derivative financial instruments in its investment portfolio. Based upon the weighted average duration of the Company’s investments at June 28, 2009, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company’s investments totaling approximately $5.8 million.  However, because the Company’s debt securities are classified as available-for-sale, no gains or losses are recognized by the Company in its results of operations due to changes in interest rates unless such securities are sold prior to maturity.  These investments are reported at fair value with the related unrealized gains or losses reported in accumulated other comprehensive income, a component of stockholders’ deficit. The Company generally holds securities until maturity. The Company’s sales outside the United States are transacted in U.S. dollars; accordingly, the Company’s sales are not generally impacted by foreign currency rate changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

THREE YEARS ENDED JUNE 28, 2009	2009	2008	2007

Revenues	$ 968,498	$ 1,175,153	$ 1,083,078
Cost of sales(1)	237,868	267,005	241,513
Gross profit	730,630	908,148	841,565

Expenses:
Research and development (1)	185,843	197,089	183,557
Selling, general and administrative(1)	128,804	142,395	133,690
Restructuring	3,907	-	-
	318,554	339,484	317,247

Operating income	412,076	568,664	524,318

Interest expense	(52,273)	(57,792)	(12,093)
Interest income	22,954	30,082	57,699
Gain on early retirement of convertible senior notes	24,252	-	-
Income before income taxes	407,009	540,954	569,924
Provision for income taxes	93,499	153,341	158,249

Net income	$ 313,510	$ 387,613	$ 411,675

Basic earnings per share	$ 1.41	$ 1.74	$ 1.42
Shares used in the calculation of basic
earnings per share	221,767	222,232	290,502

Diluted earnings per share	$ 1.41	$ 1.71	$ 1.39
Shares used in the calculation of diluted
earnings per share	222,461	226,257	296,616

Cash dividends per share	$ 0.86	$ 0.78	$ 0.66

(1) Includes stock-based compensation charges as follows
Cost of sales	$ 8,328	$ 7,862	$ 11,481
Research and development	35,039	32,743	37,341
Selling, general and administrative	19,836	18,261	22,786

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

JUNE 28, 2009 AND JUNE 29, 2008	2009	2008

Assets
Current assets:
Cash and cash equivalents	$217,018	$149,221
Marketable securities	651,693	817,480
Accounts receivable, net of allowance for
doubtful accounts of $1,790 ($1,752 in 2008)	95,434	161,452
Inventories:
Raw materials	3,343	4,996
Work-in-process	38,612	40,028
Finished goods	10,576	10,993
Total inventories	52,531	56,017
Deferred tax assets	37,628	31,882
Prepaid expenses and other current assets	34,947	29,488
Total current assets	1,089,251	1,245,540
Property, plant and equipment, at cost:
Land, buildings and improvements	216,561	205,447
Manufacturing and test equipment	506,824	479,829
Office furniture and equipment	3,792	3,694
	727,177	688,970
Accumulated depreciation and amortization	(468,752)	(427,885)
Net property, plant and equipment	258,425	261,085
Other non-current assets	73,853	77,264
Total assets	$1,421,529	$1,583,889

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$10,531	$16,860
Accrued payroll and related benefits	44,250	66,465
Deferred income on shipments to distributors	28,497	37,777
Income taxes payable	9,718	19,839
Other accrued liabilities	32,345	34,217
Total current liabilities	125,341	175,158
Deferred tax liabilities	62,752	41,932
Convertible senior notes	1,405,644	1,700,000
Other long-term liabilities	94,394	100,717
Total liabilities	1,688,131	2,017,807
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 2,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized;
222,276 shares issued and outstanding at June 28, 2009
(221,508 shares at June 29, 2008)	222	221
Additional paid-in capital	1,119,147	1,050,038
Accumulated other comprehensive income, net of tax	5,095	1,452
Accumulated deficit	(1,391,066)	(1,485,629)
Total stockholders’ deficit	(266,602)	(433,918)
Total liabilities and stockholders’ deficit	$1,421,529	$1,583,889

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

THREE YEARS ENDED JUNE 28, 2009	2009	2008	2007

Cash flow from operating activities:
Net income	$313,510	$387,613	$411,675
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	47,982	48,140	50,717
Tax (deficit) benefit received on employee
stock transactions	(1,652)	9,514	9,112
Stock-based compensation	63,203	58,866	71,608
Gain on sale of investment	-	(2,106)	-
Gain on early retirement of convertible senior notes	(24,252)	-	-
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	66,018	(30,906)	23,751
Decrease (increase) in inventories	3,486	(4,942)	(12,044)
Decrease (increase) in prepaid expenses, other
current assets and deferred tax assets	8,967	(929)	15,436
Decrease (increase) in long-term assets	3,042	(1,345)	(32,719)
(Decrease) increase in accounts payable,
accrued payroll and other accrued liabilities	(39,975)	16,720	(15,088)
Decrease in deferred income on
shipments to distributors	(9,280)	(2,169)	(8,067)
(Decrease) increase in income taxes payable	(14,676)	50,378	(39,302)
Increase in long-term liabilities	225	1,495	2,882

Cash provided by operating activities	416,598	530,329	477,961

Cash flow from investing activities:
Purchase of long-term investment	-	(980)	-
Proceeds from sale of investment	-	16,486	-
Purchase of marketable securities	(317,512)	(1,093,979)	(1,322,337)
Proceeds from sale and maturities of available-for-sale securities	489,333	756,625	2,131,098
Purchase of property, plant and equipment	(39,130)	(35,269)	(61,992)

Cash provided by (used in) investing activities	132,691	(357,117)	746,769

Cash flow from financing activities:
Excess tax benefits received on employee
stock transactions	70	12,718	14,241
Issuance of common stock under employee stock plans	12,338	82,413	84,470
Issuance of convertible senior notes	-	-	1,700,000
Retirement of convertible senior notes	(270,104)	-	-
Purchase of common stock	(29,116)	(98,964)	(3,215,574)
Payment of cash dividends	(194,680)	(176,652)	(192,433)

Cash used in financing activities	(481,492)	(180,485)	(1,609,296)

Increase (decrease) in cash and cash equivalents	67,797	(7,273)	(384,566)
Cash and cash equivalents, beginning of year	149,221	156,494	541,060

Cash and cash equivalents, end of year	$217,018	$149,221	$156,494

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$102,291	$90,226	$175,204
Cash paid for interest expense	$47,420	$54,438	$1,752

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except per share amounts)

THREE YEARS ENDED JUNE 28, 2009				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit)	Equity (Deficit)
Balance at July 2, 2006	303,092	$ 303	$ 1,063,143	($ 5,085)	$ 1,046,137	$ 2,104,498
Issuance of common stock for cash
under employee stock option,
restricted stock and stock
purchase plans	5,492	5	84,465	-	-	84,470
Tax benefit from stock transactions	-	-	23,353	-	-	23,353
Purchase and retirement of common stock	(78,929)	(79)	(340,663)	-	(2,874,832)	(3,215,574)
Cash dividends - $0.66 per share	-	-	-	-	(192,433)	(192,433)
Stock-based compensation	-	-	71,608	-	-	71,608
Comprehensive income:
Unrealized gain on available-for- sale
investments, net of ($551) tax effect	-	-	-	4,438	-	4,438
Net income	-	-	-	-	411,675	411,675
Comprehensive income	-	-	-	-	-	416,113
Balance at July 1, 2007	229,655	229	901,906	(647)	(1,609,453)	(707,965)
Cumulative effect adjustments,
net of ($3,038) tax effect:
Adoption of EITF-06-2	-	-	-	-	(5,173)	(5,173)
Adoption of FIN 48	-	-	-	-	1,613	1,613
Issuance of common stock for cash
under employee stock option,
restricted stock and stock
purchase plans	5,927	6	82,407	-	-	82,413
Tax benefit from stock transactions	-	-	22,232	-	-	22,232
Purchase and retirement of common stock	(14,074)	(14)	(15,373)	-	(83,577)	(98,964)
Cash dividends - $0.78 per share	-	-	-	-	(176,652)	(176,652)
Stock-based compensation	-	-	58,866	-	-	58,866
Comprehensive income:
Unrealized gain on available-for- sale
investments, net of $663 tax effect	-	-	-	2,099	-	2,099
Net income	-	-	-	-	387,613	387,613
Comprehensive income	-	-	-	-	-	389,712
Balance at June 29, 2008	221,508	221	1,050,038	1,452	(1,485,629)	(433,918)
Issuance of common stock for cash
under employee stock option,
restricted stock and stock
purchase plans	1,782	2	12,336	-	-	12,338
Tax (deficit) from stock transactions	-	-	(1,582)	-	-	(1,582)
Purchase and retirement of common stock	(1,014)	(1)	(4,848)	-	(24,267)	(29,116)
Cash dividends - $0.86 per share	-	-	-	-	(194,680)	(194,680)
Stock-based compensation	-	-	63,203	-	-	63,203
Comprehensive income:
Unrealized gain on available-for- sale
investments, net of $3,054 tax effect	-	-	-	3,643	-	3,643
Net income	-	-	-	-	313,510	313,510
Comprehensive income	-	-	-	-	-	317,153
Balance at June 28, 2009	222,276	$222	$ 1,119,147	$5,095	($1,391,066)	($ 266,602)

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Significant Accounting Policies

Description of Business

Linear Technology Corporation (together with its consolidated subsidiaries, “Linear Technology” or the “Company”) designs, manufactures and markets a broad line of standard high performance linear integrated circuits.  The Company’s products include high performance amplifiers, comparators, voltage references, monolithic filters, linear regulators, DC-DC converters, battery chargers, data converters, communications interface circuits, RF signal conditioning circuits, µModule products, and many other analog functions.  Applications for Linear Technology’s high performance circuits include telecommunications, cellular telephones, networking products such as optical switches, notebook and desktop computers, computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and global positioning systems, complex medical devices, automotive electronics, factory automation, process control, military, space and other harsh environment systems.  The Company is a Delaware corporation; it was organized and incorporated in California in 1981.

Basis of Presentation

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30.  Fiscal years 2009, 2008 and 2007 were 52-week years.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant inter-company accounts and transactions.  Accounts denominated in foreign currencies have been translated using the U.S. dollar as the functional currency.

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

The Company accounts for its investment instruments in accordance with the provision of Financial Accounting Standards Board (“FASB”) Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”).  At June 28, 2009 and June 29, 2008, all of the Company’s short-term investments in debt securities were classified as available-for-sale under SFAS 115.  Marketable securities consist primarily of highly liquid debt securities with a maturity of greater than three months when purchased.  The Company classifies investments with maturities greater than twelve months as current as it considers all investments as a potential source of operating cash regardless of maturity date.  The Company’s debt securities are carried at fair market value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ (deficit) equity, net of tax.  The cost of securities matured or sold is based on the specific identification method.

Accounts Receivable

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on the aging of its accounts receivable, historical experience, known troubled accounts, management judgment and other currently available evidence. The Company writes off accounts receivable against the allowance when it determines a balance is uncollectible and no longer actively pursues collection of the receivable.

Concentrations of Credit Risk

The Company’s investment policy restricts investments to high credit quality investments with maturities of three years or less and limits the amount invested with any one issuer.  Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company's customers, customer end-markets, and customer geographical locations.  The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, primarily letters of credit, as deemed necessary.

No single end customer has accounted for 10% or more of the Company’s revenues.  The Company’s primary domestic distributor, Arrow Electronics, accounted for 12% of revenues during fiscal year 2009 and 16% of accounts receivable as of June 28, 2009; 12% of revenues during fiscal year 2008 and 13% of accounts receivable as of June 29, 2008; 14% of revenues during fiscal year 2007 and 16% of accounts receivable as of July 1, 2007.  Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products.  No other distributor or end customer accounted for 10% or more of revenues for fiscal years 2009, 2008, and 2007. No other distributor or customer accounted for 10% or more of accounts receivable as of fiscal years 2009, 2008 and 2007 year-ends.

The Company’s assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations.  However, the Company’s foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk.  The Company considers this risk to be minor and, for the three years ended June 28, 2009, did not utilize derivative instruments to hedge foreign currency risk or for any other purpose.  Gains and losses resulting from foreign currency fluctuations are recognized in income.

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

Property, Plant and Equipment and Other Non-Current Assets

Depreciation for property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (3-7 years for equipment and 10-30 years for buildings and building improvements).  Leasehold improvements are amortized over the shorter of the asset’s useful life or the expected term of the lease.  Depreciation and amortization expense for fiscal years 2009, 2008 and 2007 were $41.8 million, $40.8 million and $43.4 million, respectively.

Other non-current assets principally relate to technology agreements totaling $20.7 million; capitalized offering discount fees related to the Company’s Convertible Senior Notes totaling $12.5 million; and non-current deferred tax assets totaling $40.6 million.  Technology agreements are generally amortized over their contractual periods, primarily 3 to 10 years using the straight-line method of amortization.  The Company has elected to amortize the offering discounts straight-line over the Company’s earliest redemption dates of November 1, 2010 (3.5 years) and May 1, 2014 (7 years).  Non-current deferred tax assets primarily relate to stock-based compensation.

The Company performs reviews of its long-lived assets for impairment whenever events or changes in circumstance indicate the carrying value may not be recoverable or that the useful life is shorter than originally estimated.

Long-lived assets by geographic area were as follows, net of accumulated depreciation:

In thousands	June 28,	June 29,
	2009	2008
United States	$210,030	$217,976
Malaysia	38,035	46,165
Singapore	43,617	41,984
Total long-lived assets	$291,682	$306,125

Advertising Expense

The Company expenses advertising costs in the period in which they occur. Advertising expenses for fiscal years 2009, 2008 and 2007 were approximately $4.4 million, $6.2 million and $6.6 million, respectively.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  The Company recognized approximately 16% of net revenues in fiscal year 2009 from North American (“domestic”) distributors.  Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 3%-5% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

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

Income Taxes

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position in accordance with the provisions of FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. FIN 48 was adopted by the Company effective July 2, 2007.  See “Note 10. Income Taxes” in Part II, Item 8 of this Form 10-K.

Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of restricted stock and stock options, calculated using the treasury stock method.  The dilutive effect of stock options and restricted stock was 694,000, 4,025,000, and 6,114,000 shares for fiscal years 2009, 2008, and 2007, respectively.  The weighted average diluted common shares outstanding for fiscal years 2009, 2008, and 2007 excludes the effect of approximately 27,626,000, 17,260,000, and 18,274,000 stock options and restricted stock awards, respectively, that if included would be anti-dilutive.

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

Export sales by geographic area in fiscal year 2009, 2008 and 2007 were as follows:

In thousands	June 28,	June 29,	July 1,
	2009	2008	2007
Europe	$166,872	$212,776	$193,125
Japan	122,037	154,091	142,599
Rest of the world	390,329	461,478	402,399
Total export sales	$679,238	$828,345	$738,123

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The Company’s $1.4 billion convertible senior notes will be affected by this FSP. FSP APB 14-1 will require the Company to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Further, the FSP will require bifurcation of a component of the debt, classification of that component in equity, and then accretion of the resulting discount on the debt as part of interest expense being reflected in the statement of income. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and will be required to be applied retrospectively to all periods presented. The Company will be required to implement the standard during the first quarter of fiscal year 2010, that began on June 29, 2009. The Company currently estimates that the adoption of FSP APB 14-1 will result in a noncash expense that will have a negative impact of approximately $0.02 per share on the Company’s quarterly diluted earnings per share.

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

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and determining when a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). This FSP requires companies to disclose in interim financial statements the fair value of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments, including disclosure of the methods or methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis and any changes in methods and significant assumptions made during the period. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company’s adoption of FSP 107-1 and APB 28-1 did not have an impact on its consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued FSP No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and 124-2”). This FSP is effective for interim and annual periods ending after June 15, 2009 and are to be applied to existing and new investments held by the Company as of the beginning of the period in which they are adopted. FSP 115-2 and 124-2 amend the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments debt and equity securities. The adoption of FSP 115-2 and 124-2 did not have a material effect on the Company’s consolidated statement of income or consolidated financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009.

In accordance with SFAS 165, the Company has evaluated subsequent events through August 14, 2009, the date of issuance of consolidated financial statements. During the period from June 28, 2009 to August 14, 2009, the Company did not have any material recognizable subsequent events.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepting Accounting Principles—A Replacement of FASB Statement No. 162 (“SFAS 168”) which established the “FASB Accounting Standards Codification” (“Codification”) as the single source of authoritative nongovernmental U.S. GAAP which was launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial condition or results of operations. The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

Note 2.  Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans (2005 Equity Incentive Plan and 2001 Nonstatutory Stock Option Plan) under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares and Performance Units.  Under the plans, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options, Restricted Stock and Restricted Stock Units.  At June 28, 2009, 7.9 million shares were available for grant under the plans.  Options generally become exercisable over a five-year period (generally 10% every six months.)  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.

In addition, the Company also has an Employee Stock Purchase Plan (“ESPP”) that is available to employees only. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At June 28, 2009, 0.1 million shares were available for issuance under the ESPP.  During fiscal year 2009, 0.3 million shares were issued at a weighted-average price of $17.86 per share.

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

As of June 28, 2009 there was approximately $176.4 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the fiscal year ended June 28, 2009, 0.2 million stock options were exercised for a gain (aggregate intrinsic value) of $1.5 million determined as of the date of option exercise.

Determining Fair Value

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock.  The Company uses the simplified calculation of expected life described in the Staff Accounting Bulletin Topic 14, Share-Based Payment, for developing the estimate of the expected life of a “plain vanilla” stock options, as the Company shortened the contractual life of employee stock options from ten years to seven years in the third quarter of fiscal year 2005.  The dividend yield is determined by dividing the expected per share dividend during the coming year by the average fair market value of the stock during the quarter.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The estimated fair value of the employee stock options is amortized to expense using the straight-line method over the vesting period.

The following assumptions were used in valuing stock options for fiscal years 2009, and 2008 and 2007:

	June 28,	June 29,	July 1,
	2009	2008	2007
Expected lives in years	4.9	4.1	4.9
Expected volatility	44.0%	29.5%	30.8%
Dividend yields	3.3%	2.0%	1.9%
Risk free interest rates	1.5%	3.9%	4.6%
Weighted-average grant date fair value	$6.72	$8.70	$8.92

Stock Options

The following table summarizes the stock option activity and related information under all stock option plans:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Options	Exercise	Contract	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding options, July 2, 2006	35,117,532	$32.04

Granted	478,500	31.15
Forfeited and expired	(996,420)	39.85
Exercised	(4,392,515)	17.64
Outstanding options, July 1, 2007	30,207,097	$33.87

Granted	65,000	35.84
Forfeited and expired	(714,440)	41.56
Exercised	(4,466,633)	17.00
Outstanding options, June 29, 2008	25,091,024	$36.65

Granted	6,499,250	22.74
Forfeited and expired	(2,414,360)	30.42
Exercised	(230,358)	24.13
Outstanding options, June 28, 2009	28,945,556	$34.15	3.52	$5,085,163
Vested and expected to vest at June 28, 2009	27,830,264	$34.60	3.40	$4,228,709

Options vested and exercisable at:
July 1, 2007	26,236,607	$33.59
June 29, 2008	22,828,399	36.68
June 28, 2009	22,361,156	37.46	2.65	$80,740

The following table sets forth certain information with respect to employee stock options outstanding and exercisable at
June 28, 2009:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted Average Exercise Price
$ 22.74 - $ 22.74	6,499,250	$22.74	6.55	0	$ 0.00
$ 23.11 - $ 23.11	201,850	23.11	3.25	201,850	23.11
$ 25.05 - $ 25.05	3,945,036	25.05	3.02	3,945,036	25.05
$ 27.69 - $ 35.20	3,196,520	32.38	2.32	3,196,520	32.38
$ 35.61 - $ 37.03	3,262,250	36.51	3.12	3,177,900	36.52
$ 37.05 - $ 38.25	3,288,250	37.94	2.50	3,287,450	37.94
$ 38.50 - $ 40.88	2,947,500	40.12	3.93	2,947,500	40.12
$ 40.90 - $ 50.25	4,297,950	46.68	1.77	4,297,950	46.68
$ 52.94 - $ 52.94	711,500	52.94	1.50	711,500	52.94
$ 55.88 - $ 55.88	595,450	55.88	1.29	595,450	55.88
$ 22.74 - $ 55.88	28,945,556	$34.15	3.52	22,361,156	$37.46

Restricted Awards

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Outstanding awards, July 2, 2006	3,171,525	$36.96

Granted	2,077,302	31.29
Vested	(869,809)	37.05
Forfeited	(196,697)	36.06
Nonvested at July 1, 2007	4,182,321	$34.45

Granted	2,156,598	33.96
Vested	(1,221,133)	35.34
Forfeited	(159,047)	34.60
Nonvested at June 29, 2008	4,958,739	$34.00

Granted	1,839,769	24.29
Vested	(1,222,458)	34.29
Forfeited	(279,560)	31.82
Nonvested at June 28, 2009	5,296,490	$30.72

Note 3. Fair Value

The Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), at the beginning of fiscal year 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. In order to determine the implications of adopting SFAS 157, the Company reviewed all the assets and liabilities recorded on its balance sheet. Based on the results of its review, the Company determined that a majority of its assets and liabilities are either not required to be measured at fair value in its financial statements, or are currently outside the scope of SFAS 157. Therefore, the only assets and liabilities in the Company’s financial statements subject to SFAS 157 (i.e. measured at fair value on a recurring basis) at June 28, 2009 are the Company’s investment portfolio assets. The adoption of SFAS 157 did not impact the Company’s consolidated financial position or results of operations.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

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

The Company has no Level 3 assets.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 28, 2009:

In thousands	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable Inputs
Description	Instruments (Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$182,540	$-	$182,540
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises and commercial paper	-	612,191	612,191
Total assets measured at fair value	$182,540	$612,191	$794,731

Note 4.  Marketable Securities

The following is a summary of cash equivalents and marketable securities at June 28, 2009 and June 29, 2008:

	June 28, 2009
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$65,297	$696	$-	$65,993
Obligations of U.S. government-sponsored enterprises	96,153	1,075	(2)	97,226
Municipal bonds	459,006	6,208	(15)	465,199
Corporate debt securities and other	26,283	187	-	26,470
Money market funds	139,843	-	-	139,843
Total	$786,582	$8,166	$(17)	$794,731

Amounts included in:
Cash equivalents	$143,038	$-	$-	$143,038
Marketable Securities	643,544	8,166	(17)	651,693
Total	$786,582	$8,166	$(17)	$794,731

	June 29, 2008
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$67,253	$490	$(199)	$67,544
Obligations of U.S. government-sponsored enterprises	148,890	741	(63)	149,568
Municipal bonds	582,434	1,557	(336)	583,655
Corporate debt securities and other	18,784	-	(75)	18,709
Money market funds	65,801	-	-	65,801
Total	$883,162	$2,788	$(673)	$885,277

Amounts included in:
Cash equivalents	$67,797	$-	$-	$67,797
Marketable Securities	815,365	2,788	(673)	817,480
Total	$883,162	$2,788	$(673)	$885,277

(1) The Company evaluated the nature of the investments with a loss position at June 28, 2009 and June 29, 2008, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not “other-than-temporary” as defined by FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of June 28, 2009 and June 29, 2008.

The estimated fair value of investments in debt securities by effective maturity date, is as follows:

In thousands	June 28,	June 29,
	2009	2008
Due in one year or less	$268,139	$322,447
Due after one year through three years	383,554	495,033
Total	$651,693	$817,480

Note 5.  Intangible Assets

The Company’s intangible assets consist of technology licenses only and are a component of other non-current assets. The Company amortizes its technology licenses over contractual periods ranging from 3 to 10 years using the straight-line method of amortization.  The weighted average remaining amortization period at June 28, 2009 is 3.7 years.  The values of intangible assets at June 28, 2009 and June 29, 2008 are as follows:

In thousands	June 28,	June 29,
	2009	2008
Gross carrying amount	$56,570	$58,170
Accumulated amortization	(35,828)	(31,237)
Total intangible assets	$20,742	$26,933

Amortization expense associated with intangible assets for fiscal years 2009, 2008 and 2007 were $6.2 million, $7.4 million and $7.4 million, respectively.  Amortization expense for intangible assets is estimated to be $5.7 million in fiscal year 2010, $5.7 million in fiscal year 2011, $5.7 million in fiscal year 2012 and $3.8 million in fiscal year 2013.

Note 6. Convertible Senior Notes

Long-term debt consists of the following:

	June 28,	June 29,
In thousands	2009	2008

3.00% Convertible Senior Notes due May 1, 2027	$1,000,000	$1,000,000
3.125% Convertible Senior Notes due May 1, 2027	405,644	700,000
	$1,405,644	$1,700,000

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.  The Notes are the Company’s unsubordinated, unsecured obligations and rank equal in right of payment with all of the Company’s other existing and future unsubordinated, unsecured obligations; the Notes rank junior in right of payment to any of the Company’s secured obligations to the extent of the value of the collateral securing such obligations; and the Notes are effectively subordinated in right of payment to all existing and future indebtedness and liabilities of our subsidiaries.  There is not a sinking fund in connection with the Notes.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The debt issuance costs are recorded in other non-current assets and are being amortized to interest expense on a straight-line basis over the earliest redemption date of November 1, 2010 (3.5 years for the 2027B notes) and May 1, 2014 (7 years for the 2027A notes).  Interest is payable semiannually in arrears on May 1 and November 1.  Interest expense, amortization of the offering discount, and amortization of the issuance fees related to the Notes for fiscal years 2009, 2008 and 2007 totaled $51.0 million, $56.3 million and $10.4 million, respectively, and were included in interest expense on the consolidated statement of income.

Upon conversion of the Notes, the Company will pay the holder cash equal to the lesser of the aggregate principal amount and the conversion value of the Notes being converted. If the conversion value exceeds $1,000, the Company must also deliver cash or common stock or a combination of cash and common stock, at the Company’s option, for the conversion value in excess of $1,000 (“conversion spread”). The conversion value of the Notes is determined based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day conversion reference period.  For purposes of calculating earnings per share, there would be no adjustment to the shares in the earnings per share calculation for the cash settled portion of the Notes, as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the shares for the calculation of diluted earnings per share to the extent the conversion price is dilutive under the treasury stock method.  At June 28, 2009, no shares related to the Notes were included in the computation of diluted earnings per share.  As of the date hereof, the conversion rate of the 2027A notes is 21.3268 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  As of the date hereof, the conversion rate of the 2027B notes is 21.1283 shares of common stock per $1,000 principal amount of the 2027B notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in July 2009 will cause a further minor adjustment in the conversion rate of the Notes. The Notes will bear contingent interest equal to 0.25% commencing May 1, 2014 for the 2027A notes and November 1, 2010 for the 2027B notes under certain circumstances. The Company may redeem the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates or upon a fundamental change.  The Company may redeem the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates or upon a fundamental change.

Holders may convert their Notes on any day to and including the business day prior to the maturity date of the applicable Notes only under the following circumstances: (1) during any calendar quarter after the calendar quarter ending June 28, 2009, if the closing price of the Company’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any five consecutive trading−day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the closing price of the Company’s common stock and the applicable conversion rate on each such day; (3) if the Company has called the applicable Notes for redemption; (4) upon the occurrence of specified distributions to holders of the Company’s common stock; or (5)  upon the occurrence of specified corporate transactions.  In addition, holders of the Notes who convert their Notes in connection with a fundamental change, as defined in the Indenture for the applicable Notes, may be entitled to a make−whole premium in the form of an increase in the conversion rate. Additionally, in the event of a fundamental change, the holders of the Notes may require the Company to purchase all or a portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any. As of June 28, 2009, none of the conditions allowing holders of the Notes to convert had been met.

During fiscal year 2009, the Company purchased and retired $294.4 million principal amount of its 3.125% Convertible Senior Notes due May 1, 2027.  The total purchase price of the notes was approximately $270.1 million resulting in a gain of approximately $24.3 million, net of deferred issuance costs.

Note 7.  Stockholders Equity

Stock Repurchase

On July 29, 2008 the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period as the previous program had expired.  On July 28, 2009 there were approximately 19.0 million shares available to purchase over the next twelve months. Shares repurchased in connection with the Board of Directors authorized stock repurchase programs in fiscal years 2009, 2008 and 2007 are as follows:

In thousands	June 28,	June 29,	July 1,
	2009	2008	2007
Number of shares of common stock
repurchased	1,014	14,074	78,929
Total cost of repurchase	$29,116	$98,964	$3,215,574

Dividends

On July 21, 2009 the Company’s Board of Directors approved a cash dividend of $0.22 per share which is payable on August 26, 2009 to stockholders of record on August 14, 2009.  During fiscal year 2009, the Company paid $194.7 million in dividends representing $0.86 per share.  The payment of future dividends will be based on quarterly financial performance.

Note 8.  Retirement Plan

The Company has established a 401(k) retirement plan for its qualified U.S. employees.  Under the plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.  The Company contributes to qualified U.S. employees’ 401(k) accounts as part of the Company’s semi-annual profit sharing payouts.  Contributions made by the Company within the fiscal year to this plan were approximately $10.6 million, $9.7 million and $10.4 million in fiscal years 2009, 2008 and 2007, respectively.

Note 9.  Restructuring

During the second and fourth quarters of fiscal year 2009, the Company responded to lower sales levels and the uncertain business climate by reducing its workforce by approximately 100 employees and 130 employees, respectively, or approximately 5% of the Company’s workforce.  The $3.9 million restructuring charge represents severance costs incurred in connection with these workforce reductions and the majority of these severance amounts were paid during the fiscal year.

Note 10.  Income Taxes

The components of income before income taxes for fiscal years 2009, 2008 and 2007 are as follows:

In thousands	June 28,	June 29,	July 1,
	2009	2008	2007
United States operations	$317,850	$425,919	$464,924
Foreign operations	89,159	115,035	105,000
	$407,009	$540,954	$569,924

The provision for income taxes for fiscal years 2009, 2008 and 2007 consists of the following:

In thousands	June 28,	June 29,	July1,
	2009	2008	2007
United States federal:
Current	$81,991	$119,336	$146,095
Deferred	4,694	22,095	(1,653)
	86,685	141,431	144,442
State:
Current	6,049	6,256	10,579
Deferred	(1,303)	1,186	(643)
	4,746	7,442	9,936
Foreign:
Current	2,284	4,160	2,744
Deferred	(216)	308	1,127
	2,068	4,468	3,871
	$93,499	$153,341	$158,249

The provision for income taxes reconciles to the amount computed by applying the statutory U.S. Federal rate at 35% to income before income taxes for fiscal years 2009, 2008 and 2007 are as follows:

In thousands	June 28,	June 29,	July 1,
	2009	2008	2007
Tax at U.S. statutory rate	$142,453	$189,334	$199,474
State income taxes, net of federal benefit	2,664	4,095	6,459
Earnings of foreign subsidiaries subject to lower rates	(20,281)	(25,692)	(23,730)
Tax-exempt interest income	(5,363)	(5,304)	(11,029)
Export sales benefit	-	-	(795)
Domestic manufacturing deduction	(10,139)	(4,172)	(1,568)
Research and development credit	(9,602)	(4,280)	(12,755)
Settlements	(6,697)	-	-
Other	464	(640)	2,193
	$93,499	$153,341	$158,249

The tax (charge) benefits attributable to equity-based compensation transaction that were applied to additional paid-in capital were ($1.6 million), $22.2 million and $23.4 million, for fiscal 2009, 2008 and 2007, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities recorded in the balance sheet as of June 28, 2009 and June 29, 2008 are as follows:

In thousands	June 28,	June 29,
	2009	2008
Deferred tax assets:
Inventory valuation	$10,310	$7,863
Deferred income on shipments to distributors	10,487	13,960
Stock-based compensation	33,897	28,385
Accrued compensation and benefits	3,751	5,961
Other	19,780	7,936
Total deferred tax assets	78,225	64,105

Deferred tax liabilities:
Depreciation and amortization	$1,496	$1,959
Unremitted earnings of subsidiaries	12,463	9,358
Convertible senior notes	45,027	29,422
Other	3,766	1,193
Total deferred tax liabilities	62,752	41,932
Net deferred tax assets	$15,473	$22,173

The Company has a partial tax holiday in Singapore whereby the local statutory rate is significantly reduced.  The tax holiday is effective through August 2011 and may be extended through August 2014, if certain conditions are met.  The Company has obtained a partial tax holiday in Malaysia, which is effective through July 2015.

The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $10.8 million ($0.05 per diluted share) in fiscal year 2009, $13.6 million ($0.06 per diluted share) in fiscal year 2008, and $12.4 million ($0.04 per diluted share) in fiscal year 2007.  The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysian subsidiaries, as it is the Company's intention to permanently invest these earnings overseas.  Should these earnings be remitted to the U.S. parent, additional U.S. taxable income would be approximately $262 million.

In June 2006, the FASB issued FIN 48 to create a single model to address accounting for uncertainty in tax positions.  FIN 48 was adopted by the Company effective July 2, 2007.  The cumulative effect of the change in accounting principle as a result of the Company’s reassessment of its tax positions in accordance with FIN 48 was recorded as a decrease of $1.6 million to accumulated deficit and a decrease in income taxes payable of $1.6 million as of July 2, 2007. As of June 28, 2009, the Company had $54.4 million of unrecognized tax benefits, of which $40.3 million if recognized, would favorably impact the effective income tax rate in future periods.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Income tax expense for fiscal year 2009 includes accrued interest on unrecognized tax benefits totaling $1.5 million.  At June 28, 2009, the total amount of interest on unrecognized tax benefits is $11.7 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	Unrecognized Tax
Benefits
Balance at July 2, 2007	$55,369
Net additions	8,345
Settlements	(6,291)
Balance at June 29, 2008	$57,423
Net additions for current year tax positions	2,636
Settlements	(5,617)
Balance at June 28, 2009	$54,442

During fiscal year 2009, the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) effectively settled certain disputed export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006.  As a result, the Company recognized a discrete tax benefit during its first quarter of fiscal year 2009 totaling $6 million due to the reversal of liabilities for uncertain tax positions pertaining to ETI.  IRS Appeals continues to consider the calculation of certain other ETI claims for these fiscal years that have been denied by the IRS.  This related issue is expected to be resolved within the current calendar year, at which time the Company, if it prevails, will record additional unrecognized tax benefits to the extent the claims are accepted by IRS Appeals.  The Company is currently unable to estimate the range of possible adjustments to the balance of gross unrecognized tax benefits. There are no other matters that have been raised by the IRS related to their examination of fiscal years from 2002 through 2006 other than ETI.

During the second quarter of fiscal year 2009, the federal research & development tax credit (“R&D credit”) was restored by legislation retroactive to the beginning of calendar year 2008.  As a result, the Company recorded a quarterly discrete tax benefit totaling $4.1 million during the second quarter to recognize the R&D credit related to the second half of fiscal 2008.  The Company’s annual effective tax rate was adjusted to include the benefit of the R&D credit for fiscal year 2009.

During the third quarter of fiscal year 2009, the Company recorded a discrete tax benefit totaling $5.7 million, primarily related to an increase in domestic manufacturing tax benefits in prior years.

The Company’s fourth fiscal quarter includes a discrete tax benefit totaling $1.7 million, primarily from the reduction of deferred tax liabilities due to lower state tax rates.

The Company files U.S. federal, U.S. state, and non-U.S. tax returns.  The following major tax jurisdictions are no longer subject to examination:   U.S. federal  prior to fiscal year 2002 and California prior to fiscal year 2005.

Note 11. Commitments and Contingencies

Contractual Obligations

The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period.  In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities.

At June 28, 2009, future minimum lease payments under non-cancelable operating leases and land leases having an initial term in excess of one year were as follows: fiscal year 2010: $2.7 million; fiscal year 2011: $1.9 million; fiscal year 2012: $1.0 million; fiscal year 2013: $0.6 million, fiscal year 2014: $0.4 million and thereafter: $2.1 million.

Total rent expense was $3.8 million, $3.9 million, and $3.5 million in fiscal years 2009, 2008 and 2007, respectively.

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

In the California State Action, the plaintiffs initially asserted claims against the individual defendants for breaching, and aiding and abetting breaches of, fiduciary duty in connection with the alleged backdating of stock option grants during the period from 1995 through 2002.  The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officer defendants engaged in insider trading in violation of California law.  The plaintiffs sought to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  Following a hearing on July 13, 2007, the Court sustained the Company’s demurrer, and granted the plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

On August 13, 2007, the California plaintiffs filed an amended complaint, asserting claims against the individual defendants for breaching, and aiding and abetting breaches of fiduciary duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options during the period from 1995 through 2005.  The amended complaint also alleged that the individual defendants were unjustly enriched, and engaged in insider trading in violation of the California Corporations Code, and that the director defendants wasted corporate assets.  The amended complaint sought recovery from the individual defendants of unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts and imposition of a constructive trust over executory option contracts, in addition to attorneys’ fees and costs.  On September 12, 2007, the Company filed a demurrer to the amended complaint on the ground that the plaintiffs had failed to make a pre-suit demand or to demonstrate that such a demand would have been futile.  The individual defendants filed demurrers on the ground that the amended complaint failed to state a cause of action as to each of them.  Before the demurrers were fully briefed, the parties stipulated to stay the California State Action pending the resolution of the motion to dismiss the complaint in the Delaware Action.  On March 7, 2008, the Delaware Chancery Court denied defendants’ motion.

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The Court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The Court is continuing to monitor the progress of the Delaware Action.  A case management conference is scheduled for October 9, 2009.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  The plaintiff also asserts claims for unjust enrichment against those defendants who received the challenged option grants.  The plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the motions, the plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that such a demand would have been futile, and that the amended complaint failed to state a claim against each of the individual defendants.  On March 7, 2008, the Court denied the motion.  Linear answered the amended complaint on April 7, 2008.  Fact discovery concluded on July 1, 2009.  Expert discovery is scheduled to conclude on February 1, 2010.  No trial date has been set.

Note 12. Quarterly Information (Unaudited)

In thousands, except per share amounts	June 28,	March 29,	December 28,	September 28,
Quarter Ended Fiscal Year 2009	2009	2009	2008	2008

Revenues	$208,018	$200,933	$249,196	$310,351
Gross profit	154,562	148,271	188,918	238,879
Net income	56,232	54,465	95,204	107,609
Basic earnings per share	0.25	0.25	0.43	0.49
Diluted earnings per share	0.25	0.25	0.43	0.48
Cash dividends per share	0.22	0.22	0.21	0.21
Stock price range per share:
High	24.24	25.77	30.66	34.12
Low	20.66	20.97	18.56	29.38

In thousands, except per share amounts	June 29,	March 30,	December 30,	September 30,
Quarter Ended Fiscal Year 2008	2008	2008	2007	2007

Revenues	$307,080	$297,865	$288,720	$281,488
Gross profit	237,287	230,926	222,508	217,427
Net income	103,149	99,234	93,755	91,475
Basic earnings per share	0.47	0.45	0.42	0.41
Diluted earnings per share	0.46	0.44	0.41	0.40
Cash dividends per share	0.21	0.21	0.18	0.18
Stock price range per share:
High	37.27	31.89	35.34	38.22
Low	30.58	26.54	29.65	33.95

The stock activity in the above table is based on the high and low closing prices. These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.  The Company's common stock is traded on the NASDAQ Global Market under the symbol LLTC.

At June 28, 2009, there were approximately 1,797 stockholders of record.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of June 28, 2009 and June 29, 2008, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended June 28, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation as of June 28, 2009 and June 29, 2008, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 28, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Linear Technology Corporation’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
August 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Linear Technology Corporation

We have audited Linear Technology Corporation’s internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Linear Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Linear Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of June 28, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Linear Technology Corporation as of June 28, 2009 and June 29, 2008, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended June 28, 2009 and our report dated August 14, 2009 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

San Jose, California
August 14, 2009

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended June 28, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 28, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment management believes that, as of June 28, 2009, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 28, 2009 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)  that occurred during the fourth quarter of fiscal year 2009 that has have materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for the Company’s directors is incorporated herein by reference to the 2009 Proxy Statement, under the caption  “Proposal One - Election of Directors,” and for the executive officers of the Company, the information is included in Part I hereof under the caption  “Executive Officers of the Registrant.”  The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Incorporated by reference to the 2009 Proxy Statement, under the section titled  “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the 2009 Proxy Statement, under the section titled “Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the 2009 Proxy Statement, under the section titled “Fees Paid To Ernst & Young.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Consolidated Statements of Income for each of the three years in the period ended June 28, 2009
Consolidated Balance Sheets as of June 28, 2009 and June 29, 2008
Consolidated Statements of Cash Flows for each of the three years in the period ended June 28, 2009
Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended
June 28, 2009
Report of Independent Registered Public Accounting Firm

2.	Schedules

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts:

Year ended July 1, 2007	$1,808	$-	$33	$1,775

Year ended June 29, 2008	$1,775	$-	$23	$1,752

Year ended June 28, 2009	$1,752	$38	$-	$1,790

(1)	Write-offs of doubtful accounts.

Schedules other than the schedule listed above have been omitted since they are either not required or the information is included elsewhere.

3.	Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(c)	Exhibit Index

3.1	Certificate of Incorporation of Registrant. (9)

3.4	Amended and Restated Bylaws of Registrant. (13)

4.1	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.00% Convertible Senior Notes due May 1, 2027. (16)

4.2	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.125% Convertible Senior Notes Due May 1, 2027. (16)

10.1	1981 Incentive Stock Option Plan, as amended, and form of Stock Option Agreements, as amended (including Restricted Stock Purchase Agreement).(*)(3)

10.11	Agreement to Build and Lease dated January 8, 1986 between Callahan-Pentz Properties, McCarthy Six and the Registrant.(1)

10.25	1986 Employee Stock Purchase Plan, as amended, and form of Subscription Agreement.(*)(2)

10.35	1988 Stock Option Plan, as amended, form of Incentive Stock Option Agreement, as amended, and form of Non-statutory Stock Option Agreement, as amended.(*)(6)

10.36	Form of Indemnification Agreement. (9)

10.45	Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(4)

10.46	Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (5)

10.47	1996 Incentive Stock Option Plan and form of Nonstatutory Stock Option Agreement.(*) (7)

10.48	1996 Senior Executive Bonus Plan, as amended July 25, 2000. (*) (8)

10.49	2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement. (*)(11)

10.50	Amended and Restated Employment Agreement between Registrant and Robert H. Swanson, Jr. Dated November 4, 2008. (*) (14)

10.51	Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (10)

10.52	Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin. (*) (10)

10.53	2005 Equity Incentive Plan, form of Stock Option Agreement, form of Restricted Stock Agreement, and form of Restricted Stock Unit Agreement. (*) (15)

10.54	2005 Employee Stock Purchase Plan and enrollment form. (*) (12)

10.55	Registration Rights Agreement dated April 24, 2007 for 3.00% Convertible Senior Notes Due May 1, 2027. (16)

10.56	Registration Rights Agreement dated April 24, 2007 for 3.125% Convertible Senior Notes Due May 1, 2027. (16)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Lothar Maier and Paul Coghlan Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(11)	Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) “Exhibits” of the Registrants’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(12)	Incorporated by reference to the Registrant’s Statement on Form S-8 filed with the Securities and Exchange Commission on September 30, 2005.

(13)	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2006.

(14)	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2008.

(15)	Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.

(16)	Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007.

Exhibit 24.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAR TECHNOLOGY CORPORATION
(Registrant)

By: /s/ Lothar Maier
Lothar Maier
Chief Executive Officer
August 14, 2009

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

/s/ Lothar Maier	/s/ Paul Coghlan
Lothar Maier	Paul Coghlan
Chief Executive Officer (Principal	Vice President of Finance and Chief
Executive Officer)	Financial Officer (Principal Financial
August 14, 2009	Officer and Principal Accounting Officer)
August 14, 2009

/s/ Robert H. Swanson, Jr.	/s/ Thomas S. Volpe
Robert H. Swanson, Jr.	Thomas S. Volpe
Executive Chairman of the Board	Director
August 14, 2009	August 14, 2009

/s/ David S. Lee	/s/ Richard M. Moley
David S. Lee	Richard M. Moley
Director	Director
August 14, 2009	August 14, 2009