Form 10-Q
period 2009-09-27
LINEAR TECHNOLOGY CORP /CA/
filed 2009-11-05
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009

or

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
Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 23, 2009
Common Stock, $0.001 par value per share	223,115,077 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE MONTHS ENDED SEPTEMBER 27, 2009

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three months
		ended September 27, 2009 (unaudited) and September 28, 2008 (unaudited)	3

		Consolidated Balance Sheets at September 27, 2009 (unaudited) and
		June 28, 2009	4

		Consolidated Statements of Cash Flows for the three months ended
		September 27, 2009 (unaudited) and September 28, 2008 (unaudited)	5

		Notes to Consolidated Financial Statements (unaudited)	6-15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	16-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19-20

Part II:	Other Information

	Item 1.	Legal Proceedings	20-21

	Item 1A.	Risk Factors	21-26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 6.	Exhibits	28

Signatures:			29

Item 1.              Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 27,	September 28,
	2009	2008*
Revenues	$ 236,135	$ 310,351
Cost of sales (1)	59,583	71,472
Gross profit	176,552	238,879

Expenses:
Research and development (1)	45,340	50,860
Selling, general and administrative (1)	31,659	37,107
	76,999	87,967

Operating income	99,553	150,912
Interest expense(2)	(19,121)	(22,712)
Interest income	3,856	6,974

Income before income taxes	84,288	135,174
Provision for income taxes	23,601	32,867

Net income	$ 60,687	$ 102,307

Basic earnings per share	$ 0.27	$ 0.45
Shares used in the calculation of basic
earnings per share	226,909	225,705

Diluted earnings per share	$ 0.27	$ 0.45
Shares used in the calculation of diluted
earnings per share	227,852	227,700

Cash dividends per share	$ 0.22	$ 0.21

Includes the following non-cash charges:
(1)Stock-based compensation
Cost of sales	$ 2,295	$ 1,886
Research and development	9,719	7,986
Selling, general and administrative	5,475	4,502
(2)Non-cash interest expense	$ 7,229	$ 8,305

* As adjusted for the adoption of FSP APB14-1, now codified in ASC 470-20-10 to 35 (see Note 1)
and EITF 03-6-1, now codified in ASC 260-10-45 to 65 (see Note 1).

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 27,	June 28,
	2009	2009*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$247,349	$217,018
Marketable securities	662,124	651,693
Accounts receivable, net of allowance for
doubtful accounts of $1,773 ($1,790 at June 28, 2009)	113,239	95,434
Inventories:
Raw materials	3,528	3,343
Work-in-process	36,336	38,612
Finished goods	9,475	10,576
Total inventories	49,339	52,531
Deferred tax assets	36,475	37,628
Prepaid expenses and other current assets	33,961	34,947
Total current assets	1,142,487	1,089,251
Property, plant and equipment, at cost:
Land, buildings and improvements	218,331	216,561
Manufacturing and test equipment	508,402	506,824
Office furniture and equipment	3,792	3,792
	730,525	727,177
Accumulated depreciation and amortization	(478,903)	(468,752)
Property, plant and equipment, net	251,622	258,425
Other non current assets	72,293	73,853
Total assets	$1,466,402	$1,421,529

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$9,220	$10,531
Accrued payroll and related benefits	40,555	44,250
Deferred income on shipments to distributors	27,298	28,497
Income taxes payable	27,658	9,718
Other accrued liabilities	44,366	32,345
Total current liabilities	149,097	125,341
Deferred tax liabilities	109,187	107,514
Convertible senior notes	1,278,278	1,280,617
Other long-term liabilities	93,618	94,394
Total liabilities	1,630,180	1,607,866
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 2,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized;
222,643 shares issued and outstanding at September 27, 2009
(222,276 shares at June 28, 2009)	223	222
Additional paid-in capital	1,262,628	1,246,870
Accumulated other comprehensive income, net of tax	4,590	5,095
Accumulated deficit	(1,431,219)	(1,438,524)
Total stockholders’ deficit	(163,778)	(186,337)
Total liabilities and stockholders’ deficit	$1,466,402	$1,421,529

* Derived from audited financial statements at June 28, 2009 as adjusted for the adoption of
FSP APB14-1, now codified in ASC 470-20-10 to 35 (see Note 1).

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	September 27,	September 28,
	2009	2008
Cash flow from operating activities:
Net income	$60,687	$102,307
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	11,677	11,893
Tax (deficit) benefit received on the exercise of
stock-based awards	(1,644)	37
Stock-based compensation	17,489	14,374
Amortization of convertible senior notes discount	7,229	8,305
Change in operating assets and liabilities:
Increase in accounts receivable	(17,805)	(1,787)
Decrease in inventories	3,192	551
Decrease in prepaid expenses, other
current assets and deferred tax assets	2,162	2,398
Decrease in long-term assets	111	1,201
Increase (decrease) in accounts payable,
accrued payroll and other accrued liabilities	5,223	(4,668)
Decrease in deferred income on
shipments to distributors	(1,199)	(1,787)
Increase in income taxes payable	19,921	11,732
Increase in long-term liabilities	1,016	25
Cash provided by operating activities	108,059	144,581

Cash flow from investing activities:
Purchases of marketable securities	(94,165)	(172,418)
Proceeds from sales and maturities of
available-for-sale securities	82,898	162,320
Purchases of property, plant and equipment	(3,359)	(23,064)
Cash used in investing activities	(14,626)	(33,162)

Cash flow from financing activities:
Retirement of convertible senior notes	(9,815)	-
Excess tax benefit received on exercise of
stock-based awards	-	70
Issuance of common stock under employee
stock plans	893	5,104
Purchases of common stock	(4,243)	(23,105)
Payments of cash dividends	(49,937)	(47,365)
Cash used in financing activities	(63,102)	(65,296)

Increase in cash and cash equivalents	30,331	46,123

Cash and cash equivalents, beginning of period	217,018	149,221
Cash and cash equivalents, end of period	$247,349	$195,344

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made.  All such adjustments were of a normal recurring nature.  The results for the three month period ended September 27, 2009 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 28, 2009 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 28, 2009 has been derived from audited financial statements as of that date as adjusted for the adoption of FSP APB 14-1, now codified in ASC 470-20-10 to 35 and EITF 03-6-1, now codified in ASC 260-10-45 to 65, each discussed below.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Recently Adopted Accounting Standards

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative.

Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, which will serve to update the ASC, provide background information about the guidance and provide the basis for conclusions on the changes to the ASC.

GAAP is not intended to be changed as a result of the ASC project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted this guidance in this quarterly report by providing references to the ASC topics alongside references to the previous standards.

Standard for Convertible Senior Notes
The provisions of FASB Staff Position (FSP) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“FSP APB14-1”), now codified in ASC Topic 470-20-10 to 35, Debt (ASC 470-20-10 to 35) were applicable to the Company in the first quarter of fiscal year 2010. The Company was required to retrospectively adopt the provisions of ASC 470-20-10 to 35.  The adoption of ASC 470-20-10 to 35 affected the accounting treatment of the Company’s 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”).  ASC 470-20-10 to 35 specifies that issuers of convertible debt instruments such as the Notes, should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt instrument.  The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at the time of issuance.  The equity component is based on the excess of the principal amount of the Notes over the fair value of the liability component, after adjusting for the deferred tax impact.  Such excess represents the estimated fair value of the conversion feature and is recorded as additional paid-in capital. The Company’s 2027A notes and 2027B notes were issued at coupon rates of 3.00% and 3.125%, respectively, which were below that of similar instruments that do not have conversion features (5.69% and 5.35%, respectively.)  Therefore, the valuation of the debt component resulted in a discounted carrying value of the Notes compared to the principal amounts.  This debt discount is amortized as additional non-cash interest expense over the expected life of the debt, which is 7 years for the 2027A notes and 3.5 years for the 2027B notes.  The consolidated balance sheet at June 28, 2009 and the consolidated statements of income and cashflows for the three months ended September 27, 2009 have been retrospectively adjusted for all periods presented in accordance with ASC 470-20-10 to 35.  See “Note 8. Convertible Senior Notes” for further information relating to the adoption of ASC 470-20-10 to 35.

The effect of the retrospective adoption of ASC 470-20-10 to 35 on individual line items on the Company’s consolidated balance sheet at June 28, 2009 was as follows:

In thousands	June 28, 2009
	As Previously Reported	Adjustments	As Adjusted
Deferred tax liabilities	$62,752	$44,762	$107,514
Convertible Senior Notes	1,405,644	(125,027)	1,280,617
Additional paid-in capital	1,119,147	127,723	1,246,870
Accumulated deficit	(1,391,066)	(47,458)	(1,438,524)

The effect of the retrospective adoption of ASC 470-20-10 to 35 on individual line items on the Company’s consolidated statement of income for the first quarter of fiscal year 2009 was as follows:

In thousands, excepts per share amounts	Three months ended September 28, 2008
	As Previously Reported	Adjustments		As Adjusted
Interest expense	$14,407	$8,305		$22,712
Provision for income taxes	35,870	(3,003)		32,867
Net income	107,609	(5,302)		102,307
Basic earnings per share	0.49	(0.04)		0.45
Diluted earnings per share	0.48	(0.03	) *	0.45

*As adjusted for the adoption of EITF 03-6-1, now codified in ASC 260-10-45 to 65.

Standard for Earnings per Share (“EPS”) Calculation

       The provisions of FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), now codified in ASC Topic 260-10-45 to 65, Earnings Per Share (ASC 260-10-45 to 65) were applicable to the Company in the first quarter of fiscal year 2010.  Under ASC 260-10-45 to 65, unvested share-based payment awards that contain non-forfeitable rights to dividends, such as the Company’s restricted stock awards, are considered to be a separate class of common stock and should be included in the EPS calculation using the “two-class method.” In accordance with the ASC 260-10-45 to 65, restricted awards are now included in the basic and diluted EPS calculations.

The effect of the retrospective adoption of ASC 260-10-45 to 65 on individual line items on the Company’s consolidated statement of income for the first quarter of fiscal year 2009 was as follows:

In thousands	Three months ended September 28, 2008
	As Previously Reported	Adjustments	As Adjusted
Shares used in the calculation of basic earnings per share	221,433	4,272	225,705
Shares used in the calculation of diluted earnings per share	224,091	3,609	227,700

Fair Value of Financial Instruments.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), now codified in ASC Topic 825, Financial Instruments (ASC 825), which requires disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position. The Company adopted this guidance in the first quarter of fiscal year 2010. The adoption had no financial impact on the Company’s consolidated statement of income or financial condition. (See Note 5, “Marketable Securities”).

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the first quarter of fiscal year 2010, the Company recognized approximately 15% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At September 27, 2009, the Company had approximately $33.2 million of deferred revenue and $5.9 million of deferred cost of sales recognized as $27.3 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $1.5 million to $3.1 million per quarter.

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

Subsequent Events

The Company has evaluated subsequent events through November 5, 2009, the date of issuance of consolidated financial statements. During the period from September 27, 2009 to November 5, 2009, the Company did not have any material recognizable subsequent events.

2.	Fiscal Period

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30.  Fiscal years 2010 and 2009 are 52-week years.

3.	Earning Per Share

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

	Three Months Ended
In thousands, except per share	September 27,	September 28,
amounts	2009	2008*
Numerator - net income	$60,687	$102,307

Denominator for basic earnings
per share- weighted
average shares	226,909	225,705

Effect of dilutive securities –
employee stock options	943	1,995

Denominator for diluted earnings
per share	227,852	227,700
Basic earnings per share	$0.27	$0.45
Diluted earnings per share	$0.27	$0.45

* As adjusted for the adoption of ASC 470-20-10 to 35 (see Note 1) and ASC 260-10-45 to 65 (see Note 1).

4.	Fair Value

The Company reviewed all assets and liabilities recorded on its balance sheet as of September 27, 2009. Based on the results of its review, the Company determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s investment portfolio assets.  GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

The Company’s Level 1 assets consist of investments in money-market funds and United States Treasury securities that are actively traded.

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

The Company has no Level 3 assets.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 27, 2009:

In thousands	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable Inputs
Description	Instruments (Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$166,604	$-	$166,604
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	-	640,450	640,450
Total assets measured at fair value	$166,604	$640,450	$807,054

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  Through the first quarter of fiscal year 2010, the Company has repurchased $304.2 million in principal amount of its 2027B Notes.  As a result of the repurchases in fiscal year 2009 and the first quarter of fiscal year 2010, the remaining principal amount of the Notes as of September 27, 2009 was $1,396 million. The fair value of the Notes as of September 27, 2009 was approximately $1,348 million, based on the last trading prices of the Notes which was September 25, 2009.

5.      Marketable Securities

The following is a summary of cash equivalents and marketable securities at September 27, 2009 and June 28, 2009:

	September 27, 2009
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$80,027	$473	$-	$80,500
Obligations of U.S. government-sponsored enterprises	99,168	890	(12)	100,046
Municipal bonds	462,564	5,844	(9)	468,399
Corporate debt securities and other	71,878	130	(3)	72,005
Money market funds	86,104	-	-	86,104
Total	$799,741	$7,337	$(24)	$807,054

Amounts included in:
Cash equivalents	$144,930	$-	$-	$144,930
Marketable Securities	654,811	7,337	(24)	662,124
Total	$799,741	$7,337	$(24)	$807,054

	June 28, 2009
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$65,297	$696	$-	$65,993
Obligations of U.S. government-sponsored enterprises	96,153	1,075	(2)	97,226
Municipal bonds	459,006	6,208	(15)	465,199
Corporate debt securities and other	26,283	187	-	26,470
Money market funds	139,843	-	-	139,843
Total	$786,582	$8,166	$(17)	$794,731

Amounts included in:
Cash equivalents	$143,038	$-	$-	$143,038
Marketable Securities	643,544	8,166	(17)	651,693
Total	$786,582	$8,166	$(17)	$794,731

(1) The Company evaluated the nature of the investments with a loss position at September 27, 2009 and June 28, 2009, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of September 27, 2009 and June 28, 2009.

The estimated fair value of investments in debt securities by effective maturity date, is as follows:

In thousands	September 27,	June 28,
	2009	2009
Due in one year or less	$308,367	$268,139
Due after one year through three years	353,757	383,554
Total	$662,124	$651,693

6.	Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans under which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performances shares and performance units.  Under the plans (the 2005 Equity Incentive Plan and the 2001 Nonstatutory Stock Option Plan), the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted nonstatutory stock options, restricted stock and restricted stock units from these plans.  At September 27, 2009, 8.1 million shares were available for grant under the plans.  The Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year, although the current offering period is scheduled to end on November 6, 2009, and the next period will begin on November 9, 2009.  At September 27, 2009, 0.1 million shares were available for issuance under the ESPP.  The Company’s stockholders approved a 2.0 million share increase to the ESPP at the 2009 Annual Meeting of Stockholders on November 4, 2009.

Accounting for Stock-Based Compensation

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

As of September 27, 2009, there was approximately $165.6 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.  The Company issues new shares of common stock upon exercise of stock options. For the three months ended September 27, 2009, options for approximately 38,000 shares were exercised for a gain (aggregate intrinsic value) of $0.1 million determined as of the date of option exercise.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, June 28, 2009	28,945,556	$34.15

Granted	-	-
Forfeited and expired	(1,372,186)	33.87
Exercised	(38,312)	23.32
Outstanding options, September 27, 2009	27,535,058	$34.18

Options vested and exercisable at:
September 27, 2009	21,656,163	$37.24

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at June 28, 2009	5,296,490	$30.72

Granted	272,115	27.21
Vested	(487,452)	32.86
Forfeited	(42,932)	28.95
Nonvested at September 27, 2009	5,038,221	$30.33

7.      Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended
In thousands	September 27,	September 28,
	2009	2008*

Net income	$60,687	$ 102,307

Changes in unrealized gains on
available-for-sale securities	(505)	(742)

Total comprehensive income	$60,182	$101,565

* As adjusted for the adoption of ASC 470-20-10 to 35 (see Note 1).

8.      Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  Through the first quarter of fiscal year 2010 the Company has repurchased $304.2 million (principal amount) of its 2027B notes resulting in approximately $1.4 billion (principal amount) of debt outstanding as of September 27, 2009. Interest is payable semiannually in arrears on May 1 and November 1, beginning on November 1, 2007.

Upon conversion of the Notes, the Company will pay the holder cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted. If the conversion value exceeds $1,000, the Company must also deliver cash or common stock or a combination of cash and common stock, at the Company’s option, for the conversion value in excess of $1,000 (“conversion spread”). The conversion value of the Notes is determined based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day conversion reference period.  For purposes of calculating earnings per share, there would be no adjustment to the shares in the earnings per share calculation for the cash settled portion of the Notes, as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the shares for the calculation of diluted earnings per share to the extent the conversion price is dilutive under the treasury stock method.  At September 27, 2009, no shares related to the Notes were included in the computation of diluted earnings per share.

As of the date hereof, the conversion rate of the 2027A notes is 21.3268 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  As of the date hereof, the conversion rate of the 2027B notes is 21.1283 shares of common stock per $1,000 principal amount of the 2027B notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in October 2009 will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates or upon a fundamental change.  The Company may redeem the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates or upon a fundamental change.

In the first quarter of fiscal year 2010, the Company retrospectively adopted the provisions of ASC 470-20-10 to 35. ASC 470-20-10 to 35 specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt instrument. The 2027A and 2027B notes pay cash interest of 3.0% and 3.125%, respectively. As a result of adopting the provisions of ASC 470-20-10 to 35 during the first quarter of fiscal year 2010 the Company recognizes an effective interest rate of 5.69% on the carrying value of the 2027A notes and 5.35% on the carrying value of the 2027B notes. The effective rates are based on the interest rates of similar instruments issued at the time of issuance of the Notes that do not have conversion features such as the Notes. The differences between the effective interest rates of 5.69% and 5.35% and the coupon rates of 3.0% and 3.125%, results in non-cash interest expense that will never be paid by the Company.

See “Standard for Convertible Debentures” included in “Note 1. Basis of Presentation” for further information relating to the adoption of ASC 470-20-10 to 35 and adjustments made to the Company’s consolidated statement of income for the first quarter of fiscal year 2009 and consolidated balance sheet at June 28, 2009.

The carrying values of the liability and equity components of the Notes, after the retrospective adoption of ASC 470-20-10 to 35 are reflected in the Company’s condensed consolidated balance sheets as follows:

	September 27,	June 28,
In thousands	2009	2009
Liability components
Principal amount of the Note	$1,395,829	$1,405,644
Unamortized discount of liability component*	(117,551)	(125,027)
Carrying value of liability component	$1,278,278	$1,280,617

Equity component-net carrying value	$127,542	$127,723

*The remaining unamortized debt discount will be amortized as additional non-cash interest expense over the remaining terms of the 2027A notes and 2027B notes, which are approximately 4.6 years and 1 year, respectively, the dates at which the Notes become redeemable.

Interest expense related to the Notes included in interest expense on the condensed consolidated statements of income was recognized as follows:

	September 27,	September 28,
In thousands	2009	2008
Contractual coupon interest	$10,644	$12,969
Amortization of debt discount	7,229	8,305
Amortization of debt issuance costs	971	1,098
Total interest expense related to the Notes	$18,844	$22,372

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

10.    Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of September 27, 2009, the Company’s other long-term liabilities account includes $67.2 million of unrecognized tax benefits which, if recognized, would favorably impact its effective income tax rate in future periods.  The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $12.4 million accrued for interest at September 27, 2009.

The Company’s annual effective income tax rate for the first quarter of fiscal year 2010 includes the research & development tax credit (“R&D credit”) for only half the fiscal year as the R&D credit is scheduled to expire on December 31, 2009.  If the R&D credit is reinstated, as has occurred on several occasions in the past, effective January 1, 2010 then the Company’s effective tax rate will receive a tax benefit in future periods including a discrete tax benefit in the quarter of reinstatement.

During the first quarter of fiscal year 2009, the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) agreed to settle certain disputed export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006.  As a result of the settlement, the Company recognized a discrete tax benefit during the first quarter of fiscal 2009 totaling $6.7 million, primarily due to the reversal of liabilities for uncertain tax positions pertaining to ETI.  IRS Appeals continues to consider additional claims related to these tax years which have not yet been settled.  It is expected that these claims will be resolved within the current fiscal year, at which time the Company, if it prevails, will record additional unrecognized tax benefits to the extent the claims are accepted by IRS Appeals.

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

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The Court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The Court is continuing to monitor the progress of the Delaware Action.  A case management conference is scheduled for December 18, 2009.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  The plaintiff also asserts claims for unjust enrichment against those defendants who received the challenged option grants.  The plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the motions, the plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that such a demand would have been futile, and that the amended complaint failed to state a claim against each of the individual defendants.  On March 7, 2008, the Court denied the motion.  Linear answered the amended complaint on April 7, 2008.  Fact discovery concluded on July 1, 2009.  Expert discovery is currently scheduled to conclude on February 22, 2010.  No trial date has been set.

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

First quarter revenue of $236.1 million increased $28.1 million or 14% over the fourth quarter of fiscal year 2009 and decreased 24% or $74.2 million from $310.4 million reported in the first quarter of fiscal year 2009.  Net income of $60.7 million increased $9.3 million or 18% over the fourth quarter of fiscal year 2009 and decreased $41.6 million or 41% from the first quarter of fiscal year 2009 which in addition to higher revenue had a lower tax rate of 24% compared to 28% this quarter.  Diluted earnings per share (“EPS”) increased $0.04 cents per share over the adjusted fourth quarter fiscal year 2009 results.  Diluted EPS of $0.27 in the first quarter of fiscal year 2010 was impacted negatively by approximately $0.025 cents per share due to the adoption of two new accounting standards.  For a further discussion of the newly adopted accounting standards see Note 1 to the consolidated financial statements, included in Part 1, “Financial Information.”  The Company retrospectively adopted the new accounting standards, which adjusted the first quarter of fiscal year 2009 results. The Company achieved both strong sequential quarterly revenue and profit growth; however, on a year-over-year basis the Company’s results were down as the Company continues to feel the effects of the global recession.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the quarter ended September 27, 2009, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

Results of Operations

The table below summarizes the income statement items for the three months ended September 27, 2009 and September 28, 2008 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended September 27, 2009 to the corresponding period from the prior fiscal year:

	Three Months Ended
	September 27,	September 28,	Increase/
	2009	2008*	(Decrease)

Revenues	100.0%	100.0%	(24%)
Cost of sales	25.2	23.0	(17)
Gross profit	74.8	77.0	(26)
Expenses:
Research and development	19.2	16.4	(11)
Selling, general and
administrative	13.4	12.0	(15)
	32.6	28.4	(13)
Operating income	42.2	48.6	(34)
Interest expense	(8.1)	(7.3)	(16)
Interest income	1.6	2.2	(45)
Income before
income taxes	35.7%	43.6%	(38)
Effective tax rates	28.0%	24.3%

* As adjusted for the adoption of ASC 470-20-10 to 35 (see Note 1 to the consolidated financial statements, included in Part 1, “Financial Information”).

Revenue for the quarter ended September 27, 2009 was $236.1 million, a decrease of $74.2 million or 24% from revenue of $310.4 million for the same quarter of the previous fiscal year.  The decrease in revenue was due to lower domestic and international sales as a result of the global recession.  The average selling price (“ASP”) of $1.49 per unit in the first quarter of fiscal year 2010 was relatively flat as compared to the first quarter of fiscal year 2009 ASP of $1.47 per unit. Geographically, international revenues were $166.9 million or 71% of revenues, a decrease of $59.3 million as compared to international revenues of $226.2 million or 73% of revenues for the same quarter of the previous fiscal year.  Internationally, revenues to Rest of the World, which is primarily Asia excluding Japan, represented $94.7 million or 40% of revenues, while sales to Europe and Japan were $36.5 million or 16% of revenues and $35.7 million or 15% of revenues, respectively.  Domestic revenues were $69.2 million or 29% of revenues in the first quarter of fiscal year 2010, a decrease of $15.0 million from $84.2 million or 27% of revenues in the same period in fiscal year 2009.

Gross profit of $176.6 million for the quarter ended September 27, 2009 decreased $62.3 million or 26% from the gross profit of $238.9 million in the first quarter of fiscal year 2009.  Gross profit as a percentage of revenues decreased to 74.8% in the first quarter of fiscal year 2010 as compared to 77.0% for the same period in the previous fiscal year.  The decrease in gross profit as a percentage of revenues for the quarter ended September 27, 2009 was primarily due to spreading fixed costs over a lower sales base.

Research and development (“R&D”) expenses for the quarter ended September 27, 2009 were $45.3 million, a decrease of $5.5 million or 11% from R&D expenses of $50.9 million for the same period in the previous fiscal year.  The decrease in R&D expenses was primarily due to a $4.0 million decrease in compensation costs related to the reduction in workforce that occurred in the second and fourth quarters of fiscal year 2009 and the 10% temporary reduction in base pay that occurred during the fourth quarter of fiscal year 2009.  The decrease in R&D was also due to a $2.5 million decrease in the employee profit sharing accrual and a $0.7 million decrease in other R&D expenses such as mask costs.  Partially offsetting these decreases to R&D expense was a $1.7 million increase in stock-based compensation.

Selling, general and administrative expenses (“SG&A”) for the quarter ended September 27, 2009 were $31.7 million, a decrease of $5.4 million or 15% from SG&A expenses of $37.1 million for the same period in the previous fiscal year.  The decrease in SG&A expenses was primarily due to a $1.8 million decrease in the employee profit sharing accrual and a $1.8 million decrease in compensation costs related to the reduction in workforce that occurred in the second and fourth quarters of fiscal year 2009 and the 10% temporary reduction in base pay that occurred during the fourth quarter of fiscal year 2009.  The decrease in SG&A expenses was also due to a $2.8 million decrease in other SG&A expenses such as advertising and legal costs.  Partially offsetting these decreases to SG&A expense was a $1.0 million increase in stock-based compensation.

Interest expense of $19.1 million for the quarter ended September 27, 2009 decreased $3.6 million from the adjusted amount in the corresponding period of fiscal year 2009.  The decrease in interest expense was primarily due to the retirement of $304.2 million principal amount of the Company’s 3.125% Convertible Senior Notes during fiscal year 2009 and the first quarter of fiscal year 2010.

Interest income of $3.9 million for the quarter ended September 27, 2009 decreased $3.1 million from the corresponding period of fiscal year 2009.  Interest income decreased due to a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balances. In addition, the Company’s cash, cash equivalents and marketable securities balances decreased as the Company used its excess cash reserves to purchase $304.2 million principal amount of the Company’s 3.125% Convertible Senior Notes during fiscal year 2009 and the first quarter of fiscal year 2010.

The Company’s tax rate for the first quarter of fiscal year 2010 was 28% as compared to the adjusted rate of 24.3% in the same quarter of fiscal year 2009.  The increase in the tax rate was primarily due to a quarterly discrete tax benefit totaling $6.7 million recognized during the first quarter of fiscal year 2009, primarily related to an IRS settlement and the related reversal of liabilities for uncertain tax positions.  The impact of this quarterly discrete tax benefit was partially offset by a higher R&D credit in the first quarter of fiscal year 2010 as the first quarter of fiscal year 2009 included no tax benefit for the R&D credit as this credit had expired and was not reinstated until the second quarter of fiscal year 2009.

The Company’s effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through August 2011. In addition, the Company receives tax benefits from non-taxable interest income, domestic manufacturing and R&D tax credits

Factors Affecting Future Operating Results

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

The quarter ended September 27, 2009 had strong revenue and profit growth over the fourth quarter of fiscal year 2009. The Company saw improvements in customer orders during the latter half of the quarter in each of its end-markets except the cell phone end-market.  In particular, the Company saw improvements in the automotive and industrial end-markets. As a result, revenues significantly improved over the previous quarter as sales grew 14% and operating income grew by 26% representing 42% of sales as of the quarter ended September 27, 2009.

Notwithstanding the high rate of growth the Company achieved over the fourth quarter of fiscal year 2009, there is still some uncertainty looking ahead to the second quarter of fiscal year 2010.  The financial effects of the global recession are certainly not over and continue to impact many of the Company’s customers.  Customer orders continue to call for short lead times and turns business, or bookings that are recorded and shipped during the quarter, remains at a high level. While there are some concerns that recent improvements in the overall marketplace are at least partially attributable to a replenishment of inventory stock, the Company continues to experience bookings improvement. Therefore, based upon our positive book to bill ratio and the strength of the recovery the Company appears to be witnessing in its automotive and industrial end-markets, the Company expects revenue to grow 2% to 5% over the first quarter of fiscal year 2010.

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

Liquidity and Capital Resources

At September 27, 2009, the Company’s cash, cash equivalents and marketable securities balances were $909.5 million in aggregate, representing an increase of $40.7 million over the June 28, 2009 balances of $868.7 million. This increase was primarily due to positive cashflow from operations of $108.1 million.  Working capital as of September 27, 2009 was $993.4 million.  During the first quarter of fiscal year 2010, significant cash expenditures included $11.3 million for the net purchase of available-for-sale securities; $3.4 million for capital additions; $9.8 million face value to purchase and retire a portion of the 3.125% Convertible Senior Notes; $4.2 million to purchase its common stock and $49.9 million for the payment of a cash dividend, representing $0.22 per share in the first quarter of fiscal year 2010.

Accounts receivable totaled $113.2 million at the end of the first quarter of fiscal year 2010, an increase of $17.8 million from the end of the fourth quarter of fiscal year 2009.  The increase is primarily due to higher shipments in the first quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009. Inventory totaled $49.3 million at the end of the first quarter of fiscal year 2010, a decrease of $3.1 million from the end of the fourth quarter of fiscal year 2009. The decrease was due to higher sales in the first quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009.

Accrued payroll and related benefits decreased $3.7 million from the fourth quarter of fiscal year 2009 primarily due to the payment of profit sharing partially offset by an increase to the profit sharing accrual and increases in other payroll liabilities.  The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters of each fiscal year.  Income taxes payable for the first quarter of fiscal year 2010 increased $17.9 million over the fourth quarter of fiscal year 2009 primarily due to the income tax provision of $23.6 million.  Other accrued liabilities of $44.4 million increased $12.0 million over the fourth quarter of fiscal year 2009 primarily due to accrued interest on the Company’s Convertible Senior Notes.  The Company makes semi-annual interest payments during the second and fourth quarters of each fiscal year.

In October 2009, the Company’s Board of Directors declared a cash dividend of $0.22 per share.  The $0.22 per share dividend will be paid on November 25, 2009 to shareholders of record on November 13, 2009.  The payment of future dividends will be based on the Company’s financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future.

Off Balance-Sheet Arrangements

As of September 27, 2009, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of 3.0% debentures due May 1, 2027 and $0.7 billion principal amount of 3.125% debentures due May 1, 2027.  Through the first quarter of fiscal year 2010, the Company purchased and retired $304.2 million face value of its 3.125% Convertible Senior Notes.  The Company pays cash interest at an annual rate of 3.0% and 3.125%, respectively, payable semiannually on November 1 and May 1 of each year, beginning November 1, 2007. See Note 8 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information about the debentures.

Fair Value

As of September 27, 2009, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a fair value of $807.1 million.  The Company’s cash and cash equivalents, and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities.  The Company currently does not hold any investments in auction rate securities or asset backed securities.  Most of the Company’s investments in debt instruments have an investment rating of AAA.  As of September 27, 2009, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a remaining maturity of approximately one year.  As of September 27, 2009, the Company’s financial instruments measured at fair value totaled $807.1 million and were classified as Level 1 or Level 2 instruments.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 28, 2009.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2009.  At September 27, 2009, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended September 27, 2009.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)Changes in Internal Control over Financial Reporting.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 27, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The Court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The Court is continuing to monitor the progress of the Delaware Action.  A case management conference is scheduled for December 18, 2009.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain of the Company’s officers and directors during the period from 1996 through 2005.  The plaintiff also asserts claims for unjust enrichment against those defendants who received the challenged option grants.  The plaintiff seeks to recover unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond to the motions, the plaintiff filed an amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that such a demand would have been futile, and that the amended complaint failed to state a claim against each of the individual defendants.  On March 7, 2008, the Court denied the motion.  Linear answered the amended complaint on April 7, 2008.  Fact discovery concluded on July 1, 2009.  Expert discovery is currently scheduled to conclude on February 22, 2010.  No trial date has been set.

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

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times.  The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our results of operations.  The growth rate of the global economy is one of the factors affecting demand for semiconductor components.  Many factors could adversely affect regional or global economic growth including turmoil or depressed conditions in financial or credit markets, depressed business or consumer confidence, increased unemployment, increased price inflation for goods, services or materials, rising interest rates in the United States and the rest of the world, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest, reduced levels of economic activity, or disruptions of international transportation.  The Company’s third and fourth quarters of fiscal year 2009 had significant year-over-year revenues declines of over 30% due to the present economic downturn.

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

We generate revenue from thousands of customers worldwide and our revenues are diversified by end-market and geographical region.  Our results in any period, or sequence of periods, may be positively affected by the fact that a customer has designed one of our products into one of their high selling products.  This positive effect may not last, however, as our customers frequently redesign their high selling products, especially to lower their products’ costs.  In such redesigns, they may decide to no longer use our product or may seek pricing terms from us that we choose not to accede to, thus resulting in the customer ceasing or significantly decreasing its purchases from us.  The loss of, or a significant reduction in purchases by a portion of our customer base, for this or other reasons, such as changes in purchasing practices, could adversely affect our results of operations.  In addition, the timing of customers’ inventory adjustments may adversely affect our results of operations.

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

During the first quarter of fiscal year 2010, 71% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, or the response to any of the foregoing by the United States and other major countries.

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

As of September 27, 2009, we have debt outstanding of $1.0 billion aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 and $395.8 million aggregate principal amount of our 3.125% Convertible Senior Notes due May 1, 2027 (collectively, the “Notes”).  Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Holders of the Notes have the right to require us to repurchase, and we intend to repurchase, the Notes for cash on specified dates or upon the occurrence of a fundamental change. The first of these dates is November 1, 2010, at which time we will be required to repurchase all of the outstanding $395.8 million (less any amounts repurchased by us in the open market prior to such time) of our 3.125% Notes. However, we may not have sufficient funds to repurchase the Notes in cash or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the Notes we will be required to make cash payments to the holders of the Notes equal to the lesser of the principal amount of the Notes being converted and the conversion value of those Notes.  Such payments could be significant, and we may not have sufficient funds to make them at such time.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (June 29, 2009 – July 26, 2009)				-
Month #2 (July 27, 2009 – August 23, 2009)	158,379	$26.79	158,379	18,828,198
Month #3 (August 24, 2009 – September 27, 2009)	-	-	-	-
Total	158,379	$26.79	158,379	18,828,198

1)	On July 29, 2008, the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period as the previous program had expired.

Item 3.     Defaults Upon Senior Securities

N/A

Item 4.     Submission of Matter to a Vote or Security Holder

At the 2009 Annual Meeting of Stockholders of the Company, held on November 4, 2009, in Milpitas, California, the stockholders elected members of the Company’s Board of Directors; approved an amendment to the Company’s 2005 Employee Stock Purchase Plan; approved the Company’s 2009 Executive Bonus Plan; and ratified the Company’s proposal to appoint Ernst & Young LLP as the independent registered public accounting firm.

The vote for nominated directors was as follows:

NOMINEE	FOR	WITHHELD
Robert H. Swanson, Jr.	187,065,288	11,110,136
Lothar Maier	189,932,561	8,242,863
David S. Lee	149,870,239	48,305,185
Richard M. Moley	149,578,547	48,596,876
Thomas S. Volpe	148,604,935	49,570,489

The vote to approve an amendment to the Company’s 2005 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 2,000,000 shares was as follows:

FOR	AGAINST	ABSTAIN
175,754,171	3,699,024	88,049

The vote to adopt the Company’s 2009 Executive Bonus Plan was as follows:

FOR	AGAINST	ABSTAIN
176,938,498	2,322,333	280,414

The vote to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of the Company for fiscal year 2010 was as follows:

FOR	AGAINST	ABSTAIN
196,899,524	1,119,603	156,297

Item 5.     Other Information

N/A

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act
Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAR TECHNOLOGY CORPORATION

DATE: November 5, 2009	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)