Form 10-Q
period 2010-02-04
LINEAR TECHNOLOGY CORP /CA/
filed 2010-02-04
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2009

or

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filing,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at January 22, 2010
Common Stock, $0.001 par value per share	223,510,521 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED DECEMBER 27, 2009

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three and six months
		ended December 27, 2009 (unaudited) and December 28, 2008 (unaudited)	3

		Consolidated Balance Sheets at December 27, 2009 (unaudited) and
		June 28, 2009	4

		Consolidated Statements of Cash Flows for the six months ended
		December 27, 2009 (unaudited) and December 28, 2008 (unaudited)	5

		Notes to Consolidated Financial Statements (unaudited)	6-16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	17-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	21

Part II:	Other Information

	Item 1.	Legal Proceedings	21-22

	Item 1A.	Risk Factors	22-28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 6.	Exhibits	30

Signatures:			31

Item 1.              Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008*	2009	2008*
Revenues	$ 256,364	$ 249,196	$ 492,499	$ 559,547
Cost of sales (1)	61,621	60,278	121,204	131,750
Gross profit	194,743	188,918	371,295	427,797

Expenses:
Research and development (1)	46,682	45,793	92,022	96,653
Selling, general and administrative (1)	32,459	32,573	64,118	69,680
Restructuring	-	1,564	-	1,564
	79,141	79,930	156,140	167,897

Operating income	115,602	108,988	215,155	259,900
Interest expense(2)	(18,913)	(20,999)	(38,034)	(43,711)
Interest income	3,358	6,113	7,214	13,087
Gain on early retirement of convertible
senior notes	-	14,644	-	14,644

Income before income taxes	100,047	108,746	184,335	243,920
Provision for income taxes	24,511	22,506	48,112	55,373

Net income	$ 75,536	$ 86,240	$ 136,223	$ 188,547

Basic earnings per share	$ 0.33	$ 0.38	$ 0.60	$ 0.83
Shares used in the calculation of basic
earnings per share	227,265	225,904	227,093	225,892

Diluted earnings per share	$ 0.33	$ 0.38	$ 0.60	$ 0.83
Shares used in the calculation of diluted
earnings per share	228,366	225,936	228,160	226,981

Cash dividends per share	$ 0.22	$ 0.21	$ 0.44	$ 0.42

Includes the following non-cash charges:
(1)Stock-based compensation
Cost of sales	$ 2,220	$ 1,933	$ 4,515	$ 3,819
Research and development	9,521	8,236	19,240	16,222
Selling, general and administrative	5,301	4,595	10,776	9,097
(2)Non-cash interest expense	7,296	7,753	14,525	16,058

* As adjusted for the adoption of FSP APB14-1, now codified in ASC 470-20-10 to 35 (see Note 1)
and EITF 03-6-1, now codified in ASC 260-10-45 to 65 (see Note 1).

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 27,	June 28,
	2009	2009*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$239,306	$217,018
Marketable securities	703,164	651,693
Accounts receivable, net of allowance for
doubtful accounts of $2,052 ($1,790 at June 28, 2009)	124,156	95,434
Inventories:
Raw materials	4,682	3,343
Work-in-process	37,206	38,612
Finished goods	10,303	10,576
Total inventories	52,191	52,531
Deferred tax assets	37,319	37,628
Prepaid expenses and other current assets	39,707	34,947
Total current assets	1,195,843	1,089,251
Property, plant and equipment, at cost:
Land, buildings and improvements	225,880	216,561
Manufacturing and test equipment	503,431	506,824
Office furniture and equipment	3,792	3,792
	733,103	727,177
Accumulated depreciation and amortization	(487,214)	(468,752)
Property, plant and equipment, net	245,889	258,425
Other non current assets	71,096	73,853
Total assets	$1,512,828	$1,421,529

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$13,400	$10,531
Accrued payroll and related benefits	55,979	44,250
Deferred income on shipments to distributors	28,499	28,497
Income taxes payable	3,118	9,718
Other accrued liabilities	32,714	32,345
Convertible senior notes- current portion	388,666	-
Total current liabilities	522,376	125,341
Deferred tax liabilities	112,743	107,514
Convertible senior notes	896,908	1,280,617
Other long-term liabilities	95,126	94,394
Total liabilities	1,627,153	1,607,866
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 2,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized;
223,307 shares issued and outstanding at December 27, 2009
(222,276 shares at June 28, 2009)	223	222
Additional paid-in capital	1,290,034	1,246,870
Accumulated other comprehensive income, net of tax	3,495	5,095
Accumulated deficit	(1,408,077)	(1,438,524)
Total stockholders’ deficit	(114,325)	(186,337)
Total liabilities and stockholders’ deficit	$1,512,828	$1,421,529

* Derived from audited financial statements at June 28, 2009 as adjusted for the adoption of
FSP APB14-1, now codified in ASC 470-20-10 to 35 (see Note 1).
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	December 27,	December 28,
	2009	2008
Cash flow from operating activities:
Net income	$136,223	$188,547
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	22,993	23,968
Tax deficit received on the exercise of
stock-based awards	(2,092)	(1,141)
Stock-based compensation	34,531	29,138
Gain on early retirement of convertible senior notes	-	(14,644)
Amortization of convertible senior notes discount	14,525	16,058
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(28,722)	33,619
Decrease in inventories	340	1,077
Decrease in prepaid expenses, other
current assets and deferred tax assets	1,540	6,277
(Increase) decrease in long-term assets	(106)	3,512
Increase (decrease) in accounts payable,
accrued payroll and other accrued liabilities	11,365	(17,681)
Increase (decrease) in deferred income on
shipments to distributors	2	(6,511)
Decrease in income taxes payable	(6,387)	(14,967)
Increase (decrease) in long-term liabilities	4,334	(5)
Cash provided by operating activities	188,546	247,247

Cash flow from investing activities:
Purchases of marketable securities	(353,189)	(251,238)
Proceeds from sales and maturities of
available-for-sale securities	299,143	300,779
Purchases of property, plant and equipment	(7,528)	(30,556)
Cash (used in) provided by investing activities	(61,574)	18,985

Cash flow from financing activities:
Retirement of convertible senior notes	(9,815)	(179,011)
Excess tax benefit received on exercise of
stock-based awards	-	70
Issuance of common stock under employee
stock plans	12,329	9,290
Purchases of common stock	(7,202)	(24,711)
Payments of cash dividends	(99,996)	(94,874)
Cash used in financing activities	(104,684)	(289,236)

Increase (decrease) in cash and cash equivalents	22,288	(23,004)

Cash and cash equivalents, beginning of period	217,018	149,221
Cash and cash equivalents, end of period	$239,306	$126,217

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made.  All such adjustments were of a normal recurring nature.  The results for the three and six month periods ended December 27, 2009 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 28, 2009 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 28, 2009 has been derived from audited financial statements as of that date as adjusted for the adoption of FSP APB 14-1, now codified in ASC 470-20-10 to 35 and EITF 03-6-1, now codified in ASC 260-10-45 to 65, each discussed below.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

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

GAAP is not intended to be changed as a result of the ASC project, but it will change the way the guidance is organized and presented. As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted this guidance by providing references to the ASC topics alongside references to the previous standards.

Standard for Convertible Senior Notes

The provisions of FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“FSP APB14-1”), now codified in ASC Topic 470-20-10 to 35, Debt (“ASC 470-20-10 to 35”) were applicable to the Company in the first quarter of fiscal year 2010. The Company was required to retrospectively adopt the provisions of ASC 470-20-10 to 35. The adoption of ASC 470-20-10 to 35 affected the accounting treatment of the Company’s 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”).  ASC 470-20-10 to 35 specifies that issuers of convertible debt instruments such as the Notes, should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt instrument.  The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at the time of issuance.  The equity component is based on the excess of the principal amount of the Notes over the fair value of the liability component, after adjusting for the deferred tax impact.  Such excess represents the estimated fair value of the conversion feature and is recorded as additional paid-in capital. The Company’s 2027A notes and 2027B notes were issued at coupon rates of 3.00% and 3.125%, respectively, which were below that of similar instruments that do not have conversion features (5.69% and 5.35%, respectively.)  Therefore, the valuation of the debt component resulted in a discounted carrying value of the Notes compared to the principal amounts.  This debt discount is amortized as additional non-cash interest expense over the expected life of the debt, which is 7 years for the 2027A notes and 3.5 years for the 2027B notes.  The consolidated balance sheet at June 28, 2009, the consolidated statements of income for the three and six months ended December 28, 2008 and the consolidated statements of cash flows for the six months ended December 28, 2008 have been retrospectively adjusted in accordance with ASC 470-20-10 to 35.  See “Note 8. Convertible Senior Notes” for further information relating to the adoption of ASC 470-20-10 to 35.

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

The effect of the retrospective adoption of ASC 470-20-10 to 35 on individual line items on the Company’s consolidated statements of income for the second quarter and the first six months of fiscal year 2009 was as follows:

In thousands, excepts per share amounts	Three months ended December 28, 2008				Six months ended December 28, 2008
	As Previously Reported	Adjustments		As Adjusted	As Previously Reported	Adjustments		As Adjusted
Interest expense	$ 13,246	$ 7,753		$ 20,999	$ 27,653	$ 16,058		$ 43,711

Gain on early
retirement of
convertible
senior notes	20,989	(6,345)		14,644	20,989	(6,345)		14,644

Provision for
income taxes	27,640	(5,134)		22,506	63,510	(8,137)		55,373

Net income	95,204	(8,964)		86,240	202,813	(14,266)		188,547

Basic earnings
per share	0.43	(0.05)	*	0.38	0.92	(0.09)	*	0.83

Diluted earnings
per share	0.43	(0.05)	*	0.38	0.91	(0.08)	*	0.83

*As adjusted for the adoption of EITF 03-6-1, now codified in ASC 260-10-45 to 65.

Standard for Earnings per Share (“EPS”) Calculation

The provisions of FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), now codified in ASC Topic 260-10-45 to 65, Earnings Per Share (“ASC 260-10-45 to 65”) were applicable to the Company in the first quarter of fiscal year 2010.  The Company was required to retrospectively adopt the provisions of ASC 260-10-45 to 65.  Under ASC 260-10-45 to 65, unvested share-based payment awards that contain non-forfeitable rights to dividends, such as the Company’s restricted stock awards, are considered to be a separate class of common stock and should be included in the EPS calculation using the “two-class method.” In accordance with the ASC 260-10-45 to 65, restricted awards are now included in the basic and diluted EPS calculations.

The effect of the retrospective adoption of ASC 260-10-45 to 65 on individual line items on the Company’s consolidated statements of income for the second quarter and the first six months of fiscal year 2009 was as follows:

In thousands	Three months ended December 28, 2008			Six months ended December 28, 2008
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Shares used in the
calculation of
basic earnings
per share	221,563	4,341	225,904	221,516	4,376	225,892

Shares used in the
calculation of
diluted
earnings per
share	221,657	4,279	225,936	222,133	4,848	226,981

Fair Value of Financial Instruments.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), now codified in ASC Topic 825, Financial Instruments (“ASC 825”), which requires disclosure in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not in the statement of financial position. The Company adopted this guidance in the first quarter of fiscal year 2010. The adoption had no financial impact on the Company’s consolidated statements of income or financial condition. (See Note 5, “Marketable Securities”).

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the second quarter and the first six months of fiscal year 2010, the Company recognized approximately 15% and 14%, respectively, of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At December 27, 2009, the Company had approximately $34.7 million of deferred revenue and $6.2 million of deferred cost of sales recognized as $28.5 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $1.5 million to $3.1 million per quarter.

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

Subsequent Events

The Company has evaluated subsequent events through February 4, 2010, the date of issuance of the consolidated financial statements. During the period from December 27, 2009 to February 4, 2010, the Company did not have any material recognizable subsequent events.

2.	Fiscal Period

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30.  Fiscal years 2010 and 2009 are 52-week years.

3.	Earning Per Share

Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options  using the treasury stock method.  The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
In thousands, except per share	December 27,	December 28,	December 27,	December 28,
amounts	2009	2008*	2009	2008*

Numerator - net income	$ 75,536	$86,240	$ 136,223	$ 188,547

Denominator for basic earnings
per share- weighted
average shares	227,265	225,904	227,093	225,892

Effect of dilutive securities –
employee stock options	1,101	32	1,067	1,089

Denominator for diluted earnings
per share	228,366	225,936	228,160	226,981

Basic earnings per share	$ 0.33	$ 0.38	$ 0.60	$ 0.83

Diluted earnings per share	$ 0.33	$ 0.38	$ 0.60	$ 0.83

* As adjusted for the adoption of ASC 470-20-10 to 35 (see Note 1) and ASC 260-10-45 to 65 (see Note 1).

4.	Fair Value

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s investment portfolio assets.  GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy are described below:

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

The Company has no Level 3 assets.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 27, 2009:

In thousands	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable Inputs
Description	Instruments (Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$112,414	$-	$112,414
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	-	705,345	705,345
Total assets measured at fair value	$112,414	$705,345	$817,759

The remaining principal amount outstanding of the Notes as of December 27, 2009 was $1,396 million. The fair value of the Notes as of December 27, 2009 was approximately $1,393 million, based on the last trading prices of the Notes which was December 23, 2009.

5.      Marketable Securities

The Company currently does not hold any investments in auction rate securities or asset backed securities.  Most of the Company’s investments in debt instruments have an investment rating of AAA.  The following is a summary of cash equivalents and marketable securities at December 27, 2009 and June 28, 2009:

	December 27, 2009
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$41,678	$314	$-	$41,992
Obligations of U.S. government-sponsored enterprises	125,018	499	(24)	125,493
Municipal bonds	468,259	4,651	(1)	472,909
Corporate debt securities and other	106,808	139	(4)	106,943
Money market funds	70,422	-	-	70,422
Total	$812,185	$5,603	$(29)	$817,759

Amounts included in:
Cash equivalents	$114,595	$-	$-	$114,595
Marketable securities	697,590	5,603	(29)	703,164
Total	$812,185	$5,603	$(29)	$817,759

	June 28, 2009
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$65,297	$696	$-	$65,993
Obligations of U.S. government-sponsored enterprises	96,153	1,075	(2)	97,226
Municipal bonds	459,006	6,208	(15)	465,199
Corporate debt securities and other	26,283	187	-	26,470
Money market funds	139,843	-	-	139,843
Total	$786,582	$8,166	$(17)	$794,731

Amounts included in:
Cash equivalents	$143,038	$-	$-	$143,038
Marketable securities	643,544	8,166	(17)	651,693
Total	$786,582	$8,166	$(17)	$794,731

(1) The Company evaluated the nature of the investments with a loss position at December 27, 2009 and June 28, 2009, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of December 27, 2009 and June 28, 2009.

The estimated fair value of investments in debt securities by effective maturity date, is as follows:
In thousands	December 27,	June 28,
	2009	2009
Due in one year or less	$352,041	$268,139
Due after one year through three years	351,123	383,554
Total	$703,164	$651,693

6.	Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans under which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performances shares and performance units.  Under the plans (the 2005 Equity Incentive Plan and the 2001 Nonstatutory Stock Option Plan), the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted nonstatutory stock options, restricted stock and restricted stock units from these plans.  At December 27, 2009, 8.1 million shares were available for grant under the plans.  The Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year, although the current offering began on November 9, 2009.  At December 27, 2009, 2.0 million shares were available for issuance under the ESPP.  The Company’s stockholders approved a 2.0 million share increase to the ESPP at the 2009 Annual Meeting of Stockholders on November 4, 2009.

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

As of December 27, 2009, there was approximately $145.7 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.  The Company issues new shares of common stock upon exercise of stock options. For the six months ended December 27, 2009, options for approximately 0.3 million shares were exercised for a gain (aggregate intrinsic value) of $0.5 million determined as of the date of option exercise.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, June 28, 2009	28,945,556	$34.15

Granted	-	-
Forfeited and expired	(1,540,636)	34.16
Exercised	(348,017)	26.69
Outstanding options, December 27, 2009	27,056,903	$34.24

Options vested and exercisable at:
December 27, 2009	26,171,378	$34.63

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at June 28, 2009	5,296,490	$30.72

Granted	513,962	27.40
Vested	(814,576)	31.91
Forfeited	(59,689)	29.56
Nonvested at December 27, 2009	4,936,187	$30.20

7.      Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
In thousands	December 27,	December 28,	December 27,	December 28,
	2009	2008*	2009	2008*

Net income	$ 75,536	$ 86,240	$ 136,223	$ 188,547

Changes in unrealized gains on
available-for-sale securities	(1,095)	4,464	(1,600)	3,722

Total comprehensive income	$ 74,441	$ 90,704	$ 134,623	$ 192,269
* As adjusted for the adoption of ASC 470-20-10 to 35 (see Note 1).

8.      Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  Through the second quarter of fiscal year 2010 the Company has repurchased $304.2 million (principal amount) of its 2027B notes resulting in approximately $1.4 billion (principal amount) of debt outstanding as of December 27, 2009. Interest is payable semiannually in arrears on May 1 and November 1, beginning on November 1, 2007.

Upon conversion of the Notes, the Company will pay the holder cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted. If the conversion value exceeds $1,000, the Company must also deliver cash or common stock or a combination of cash and common stock, at the Company’s option, for the conversion value in excess of $1,000 (“conversion spread”). The conversion value of the Notes is determined based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day conversion reference period.  For purposes of calculating earnings per share, there would be no adjustment to the shares in the earnings per share calculation for the cash settled portion of the Notes, as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the shares for the calculation of diluted earnings per share to the extent the conversion price is dilutive under the treasury stock method.  At December 27, 2009, no shares related to the Notes were included in the computation of diluted earnings per share.

As of the date hereof, the conversion rate of the 2027A notes is 21.6802 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  As of the date hereof, the conversion rate of the 2027B notes is 21.4784 shares of common stock per $1,000 principal amount of the 2027B notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in January 2010 will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.  The Company may redeem all or some of the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates beginning November 1, 2010 or upon a fundamental change.  The 2027B notes are classified as a current liability because their initial put/call redemption date is on November 1, 2010.

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

See “Standard for Convertible Debentures” included in “Note 1. Basis of Presentation” for further information relating to the adoption of ASC 470-20-10 to 35 and adjustments made to the Company’s consolidated statement of income for the second quarter  and the first six months of fiscal year 2009 and the consolidated balance sheet at June 28, 2009.

The carrying values of the liability and equity components of the Notes, after the retrospective adoption of ASC 470-20-10 to 35 are reflected in the Company’s condensed consolidated balance sheets as follows:

	December 27,	June 28,
In thousands	2009	2009
Liability components
Principal amount of the Note	$1,395,829	$1,405,644
Unamortized discount of liability component*	(110,255)	(125,027)
Carrying value of liability component	$1,285,574	$1,280,617

Equity component-net carrying value	$127,542	$127,723

*The remaining unamortized debt discount will be amortized as additional non-cash interest expense over the remaining terms of the 2027A notes and 2027B notes, which are approximately 4.3 years and 10 months, respectively, the time at which the Notes become initially redeemable.

Interest expense related to the Notes included in interest expense on the condensed consolidated statements of income was recognized as follows:

	Three Month Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
In thousands	2009	2008	2009	2008
Contractual coupon interest	$10,492	$11,933	$21,136	$24,902
Amortization of debt discount	7,296	7,753	14,525	16,058
Amortization of debt issuance costs	865	987	1,836	2,085
Total interest expense related to the Notes	$18,653	$20,673	$37,497	$43,045

9.      Product Warranty and Indemnification

The Company’s warranty policy provides for the replacement of defective parts.  In certain large contracts, the Company has agreed to negotiate in good faith a product warranty in the event that an epidemic failure of its parts were to take place. To date there have been no such occurrences.  Warranty expense historically has been negligible.

The Company provides a limited indemnification for certain customers against intellectual property infringement claims related to the Company's products. In certain cases, there are limits on and exceptions to the Company's potential liability for indemnification relating to intellectual property infringement claims.  To date, the Company has not incurred any significant indemnification expenses relating to intellectual property infringement claims.  The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements, and accordingly, the Company has not accrued any amounts for its indemnification obligations.

10.           Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 27, 2009, the Company’s other long-term liabilities account includes $70.3 million of unrecognized tax benefits which, if recognized, would favorably impact its effective income tax rate in future periods.  The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $13.0 million accrued for interest at December 27, 2009.

The Company’s annual effective income tax rate for the second quarter of fiscal year 2010 includes the research & development tax credit (“R&D credit”) for only half the fiscal year as the R&D credit expired on December 31, 2009.  If the R&D credit is reinstated retroactive to the expiration date, as has occurred on several occasions in the past, then the Company’s effective tax rate will receive a tax benefit in future periods including a discrete tax benefit in the quarter of reinstatement.

During the second quarter of fiscal year 2010, the Company recorded a discrete tax benefit totaling $3.1 million.  The quarterly discrete tax benefit resulted from the expiration of auditable open tax years in a foreign jurisdiction and the release of related foreign tax reserves.

During the first quarter of fiscal year 2009, the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) agreed to settle certain disputed export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006.  As a result of the settlement, the Company recognized a discrete tax benefit during the first quarter of fiscal 2009 totaling $6.7 million, primarily due to the reversal of liabilities for uncertain tax positions pertaining to ETI.  IRS Appeals and the Company have reached a tentative settlement on additional outstanding ETI refund claims that is potentially favorable for the Company.  This tentative settlement, together with certain other refund claims that continue to be reviewed by the IRS, is subject to review by the Joint Committee on Taxation.  It is expected that these matters will be resolved during calendar 2010.

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

Certain current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court for the Northern District of California and captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”), in three consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “California State Action”), and in a shareholder derivative action filed in Delaware Chancery Court, captioned Weiss v. Swanson (the “Delaware Action”).  The Company has been named in each of these Actions as a nominal defendant against which no recovery is sought.

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties by allegedly backdating  stock option grants between 1995 and 2002, and asserted derivative claims against them based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder.  On December 7, 2006, the Court granted Linear’s motion to dismiss the complaint for failure to make a pre-suit demand or to demonstrate that a demand would have been futile.  The plaintiffs filed an amended complaint on January 5, 2007 asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9.  Pursuant to stipulation, on February 14, 2007, the District Court stayed the Federal Action.

In the California State Action, plaintiffs initially asserted claims against the individual defendants for breaching, and aiding and abetting breaches of, fiduciary duty in connection with the alleged backdating of stock option grants between 1995 and 2002.  The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officers violated California insider trading laws.  The plaintiffs sought unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  On July 13, 2007, the Court sustained the Company’s demurrer, and granted plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

On August 13, 2007, the California plaintiffs filed an amended complaint, asserting claims against the individual defendants for breaching, and aiding and abetting breaches of fiduciary duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options between 1995 and 2005.  The amended complaint also alleged that individual defendants were unjustly enriched, and violated California insider trading laws, and that the director defendants wasted corporate assets.  Plaintiffs seek unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over executory option contracts, and attorneys’ fees and costs.  On September 12, 2007, the Company and the individual defendants filed demurrers to the amended complaint.   Before the demurrers were fully briefed, the parties stipulated to stay the California State Action pending the resolution of the motion to dismiss the complaint in the Delaware Action.

       On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The Court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The Court is continuing to monitor the progress of the Delaware Action.  A case management conference took place on December 18, 2009. Subsequently, on December 31, 2009, the California plaintiffs filed a motion to lift the stay in the California State Action. On January 25, 2010, the individual defendants filed their opposition to this motion. The hearing on the California plaintiffs’ motion to lift the stay is scheduled for February 5, 2010.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain officers and directors between 1996 and 2005.  The plaintiff also asserts claims for unjust enrichment against defendants who received the option grants.  The plaintiff seeks unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond, the plaintiff filed his first amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the first amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that such a demand would have been futile, and that the first amended complaint failed to state a claim against each of the individual defendants.  On March 7, 2008, the Court denied the motion.  Linear answered the first amended complaint on April 7, 2008.  Fact discovery concluded on July 1, 2009.

On January 25, 2010, the plaintiff in the Delaware Action filed a motion to amend the first amended complaint. The proposed second amended complaint purports to add allegations that the defendant directors breached their duty by: (1) granting additional stock options (beyond those identified in the first amended complaint) to employees that plaintiff claims were manipulated during the 1996-2005 time period; (2) granting and receiving “backdated” and/or otherwise allegedly manipulated stock options, in addition to the alleged “spring-loaded” and “bullet-dodged options”; and (3) granting additional stock options whose exercise price did not conform to the terms of the applicable stock option plans. Plaintiff does not intend to seek any additional fact discovery. Expert discovery is currently scheduled to conclude on April 22, 2010 and dispositive motions will be filed on May 21, 2010.   No trial date has been set.

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

Second quarter revenue of $256.4 million increased $20.2 million or 9% over the first quarter of fiscal year 2010 and increased 3% or $7.2 million over $249.2 million reported in the second quarter of fiscal year 2009.  Second quarter operating income increased $16.0 million or 16% over the first quarter of fiscal year 2010 while operating margin increased to 45.1% of sales, up from 42.2% last quarter.  Net income of $75.5 million increased $14.8 million or 25% over the first quarter of fiscal year 2010 and decreased $10.7 million or 12% from the second quarter of fiscal year 2009, which had a gain on the early retirement of debt of $14.6 million and a lower tax rate of 20.7% compared to 24.5% this quarter.  The resulting second quarter diluted earnings per share (“EPS”) increased $0.06 cents per share over the first quarter fiscal year 2010 and decreased $0.05 cents per share from the second quarter of fiscal year 2009.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the six months ended December 27, 2009, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

Results of Operations

The table below summarizes the income statement items for the three and six months ended December 27, 2009 and December 28, 2008 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing each interim period ended December 27, 2009 to the corresponding period from the prior fiscal year:
	Three Months Ended			Six Months Ended
	December 27,	December 28,	Increase/	December 27,	December 28,	Increase/
	2009	2008*	(Decrease)	2009	2008*	(Decrease)

Revenues	100.0%	100.0%	3%	100.0%	100.0%	(12%)
Cost of sales	24.0	24.2	2	24.6	23.5	(8)
Gross profit	76.0	75.8	3	75.4	76.5	(13)
Expenses:
Research and development	18.2	18.4	2	18.7	17.3	(5)
Selling, general and
administrative	12.7	13.1	0	13.0	12.5	(8)
Restructuring	-	0.6	-	-	0.3	-
	30.9	32.1	(1)	31.7	30.1	(7)
Operating income	45.1	43.7	6	43.7	46.4	(17)
Interest expense	(7.4)	(8.4)	(10)	(7.7)	(7.8)	(13)
Interest income	1.3	2.5	(45)	1.5	2.3	(45)
Gain on early retirement
convertible senior notes	-	5.9	-	-	2.6	-
Income before
income taxes	39.0%	43.7%	(8)	37.5%	43.5%	(24)

Effective tax rates	24.5%	20.7%		26.1%	22.7%
* As adjusted for the adoption of ASC 470-20-10 to 35 (see Note 1 to the consolidated financial statements, included in Part 1, “Financial Information”).

Revenue for the quarter ended December 27, 2009 was $256.4 million, an increase of $7.2 million or 3% over revenue of $249.2 million for the same quarter of the previous fiscal year.  The average selling price (“ASP”) of $1.59 per unit in the second quarter of fiscal year 2010 was slightly higher as compared to the second quarter of fiscal year 2009 ASP of $1.56 per unit. Geographically, international revenues were $182.0 million or 71% of revenues, an increase of $11.1 million as compared to international revenues of $170.9 million or 69% of revenues for the same quarter of the previous fiscal year.  Internationally, revenues to Rest of the World, which is primarily Asia excluding Japan, represented $103.5 million or 40% of revenues, while sales to Europe and Japan were $39.8 million or 16% of revenues and $38.7 million or 15% of revenues, respectively.  Domestic revenues were $74.4 million or 29% of revenues in the second quarter of fiscal year 2010, a decrease of $3.9 million from $78.3 million or 31% of revenues in the same period in fiscal year 2009.

Revenue for the six months ended December 27, 2009 was $492.5 million, a decrease of $67.0 million or 12% from revenue of $559.5 million for the same period of the previous fiscal year.  The decrease in revenue was due to lower domestic and international sales as a result of the global recession.  The ASP for the first six-month period of fiscal year 2010 was slightly higher at $1.54 per unit as compared to $1.51 per unit in the same period of fiscal year 2009.  Geographically, international revenues were $348.9 million or 71% of revenues, a decrease of $48.2 million from international revenues of $397.1 million or 71% of revenues for the same period of the previous fiscal year.  Internationally, revenues to ROW represented $198.2 million or 40% of revenues, while sales to Europe and Japan were $76.3 million or 16% of revenues and $74.4 million or 15% of revenues, respectively.  Domestic revenues were $143.6 million or 29% of revenues in the first six-month period of fiscal year 2010, a decrease of $18.8 million, compared to $162.4 million or 29% of revenues in the same period in fiscal year 2009.

Gross profit of $194.7 million for the quarter ended December 27, 2009 increased $5.8 million or 3% over gross profit of $188.9 million in the second quarter of fiscal year 2009.  Gross profit of $371.3 million for the six months ended December 27, 2009 decreased $56.5 million or 13% from gross profit of $427.8 million in the same period of fiscal year 2009.  Gross profit as a percentage of revenues increased to 76.0% in the second quarter of fiscal year 2010 as compared to 75.8% for the same period in the previous fiscal year.  The improvement in gross profit as a percentage of revenues is primarily due to spreading fixed costs over a higher sales base. Gross profit as a percentage of revenues decreased to 75.4% for the first six months of fiscal year 2010 as compared to 76.5% for the same period in the previous fiscal year.  The decrease in gross profit as a percentage of revenues for the first six months of fiscal year 2010 was primarily due to spreading fix costs over a lower sales base.

Research and development (“R&D”) expenses for the quarter ended December 27, 2009 were $46.7 million, an increase of $0.9 million or 2% over R&D expenses of $45.8 million for the same period in the previous fiscal year.  The increase in R&D expenses was primarily due to a $1.3 million increase in stock-based compensation and a $0.7 million increase in employee profit sharing.  Partially offsetting these increases to R&D expense was a $0.3 million decrease in compensation costs related to the reduction in workforce that occurred in the second and fourth quarters of fiscal year 2009 and the temporary reduction in base pay that began in the fourth quarter of fiscal year 2009. The increases in R&D expense were also offset by a $0.8 million decrease in other R&D expenses such as legal and mask costs.

R&D expenses for the six months ended December 27, 2009 were $92.0 million, a decrease of $4.7 million or 5% from R&D expenses of $96.7 million for the same period in the previous fiscal year.  The decrease in R&D expenses was primarily due to a $1.8 million decrease in employee profit sharing and a $4.3 million decrease in compensation costs related to the reduction in workforce that occurred in the second and fourth quarters of fiscal year 2009 and the temporary reduction in base pay that began in the fourth quarter of fiscal year 2009.  In addition, the decrease in R&D expense was also a result of a $1.6 million decrease in other R&D expenses such as legal and mask costs.  Offsetting these decreases to R&D expenses was a $3.0 million increase in stock-based compensation.

Selling, general and administrative expenses (“SG&A”) for the quarter ended December 27, 2009 were $32.5 million, a decrease of $0.1 million from SG&A expense of $32.6 million for the same period in the previous fiscal year.  The decrease in SG&A expenses was primarily due to a $0.5 million decrease in compensation costs related to the reduction in workforce that occurred in the second and fourth quarters of fiscal year 2009 and the temporary reduction in base pay that began in the fourth quarter of fiscal year 2009. In addition, SG&A expense decreased $0.8 million in other SG&A expense categories such as legal and advertising costs.  Offsetting these decreases to SG&A expense was a $0.7 million increase in stock-based compensation and a $0.5 million increase in employee profit sharing.

SG&A expenses for the six months ended December 27, 2009 were $64.1 million, a decrease of $5.6 million or 8% from SG&A expenses of $69.7 million for the same period in the previous fiscal year.  The decrease in SG&A expenses was primarily due to a $1.3 million decrease in employee profit sharing and a $2.3 million decrease in compensation costs related to the reduction in workforce that occurred in the second and fourth quarters of fiscal year 2009 and the temporary reduction in base pay that began in the fourth quarter of fiscal year 2009.  In addition, the decrease in SG&A was due to a $3.7 million decrease in other SG&A expenses such as legal and advertising costs.  Partially offsetting these decreases to SG&A expense was a $1.7 million increase in stock-based compensation.

Interest expense was $18.9 million and $38.0 million for the second quarter and the first six-month period of fiscal year 2010, a decrease of $2.1 million and $5.7 million, respectively, from the corresponding periods of fiscal year 2009.  The decrease in interest expense was primarily due to lower accrued interest as a result of the retirement of $304.2 million principal amount of the Company’s 3.125% Convertible Senior Notes during fiscal year 2009 and the first quarter of fiscal year 2010.

Interest income was $3.4 million and $7.2 million for the second quarter and the first six-month period of fiscal year 2010, decreases of $2.8 million and $5.9 million, respectively, from the corresponding periods of fiscal year 2009.  Interest income decreased primarily due to a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balances.

The Company’s tax rate for the second quarter of fiscal year 2010 was 24.5% as compared to 20.7% in the same quarter of fiscal year 2009.  The increase in the tax rate was primarily due to a quarterly discrete tax benefit totaling $4.1 million recognized during the second quarter of fiscal year 2009 resulting from the reenactment of the research and development tax credit retroactive to January 1, 2009 and the related reduction in the annual effective tax rate for fiscal 2009.  The second quarter fiscal year 2010 benefit was related to a tax holiday at one of the Company’s subsidiaries. The second quarter fiscal year 2010 benefit was lower than the second quarter fiscal 2009 benefit.

The Company’s tax rate for the six months ended December 27, 2009 was 26.1% as compared to the adjusted rate of 22.7% in the corresponding period of fiscal year 2009.  The Company’s tax rate for this period is higher primarily due to the quarterly discrete tax benefit recognized in the first half of fiscal year 2009 for the R&D tax credit noted above and a discrete tax benefit recognized in the first quarter of fiscal year 2009 related to the ETI export benefit settlement with the IRS. The fiscal year 2009 benefits were higher than the discrete tax benefit recognized in the current fiscal year.

IRS Appeals and the Company have reached a tentative settlement on additional outstanding ETI refund claims that is potentially favorable for the Company.  This tentative settlement, together with certain other refund claims that continue to be reviewed by the IRS, is subject to review by the Joint Committee on Taxation.  It is expected that these matters will be resolved during calendar 2010.

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

The Company began to recover from the global recession in the first quarter of fiscal 2010 as revenues grew 14% over the fourth quarter of fiscal 2009. The recovery continued throughout the second quarter as the Company experienced stronger than expected bookings with particular strength in the industrial, communication and computer end-markets.  Accordingly, the Company grew revenues $20.2 million or 9% over the first quarter of fiscal 2010.  In addition, higher gross margins and tight operating expense controls resulted in a 16% increase in operating income, thereby increasing operating margin to 45.1% of sales, up from 42.2% in the first quarter of fiscal 2010.  The Company’s factories continue to execute well, which has enabled the Company to maintain low lead times which allows customers to place orders close to their demand requirements.  Therefore based upon the Company’s strong second quarter bookings and a related positive book-to-bill ratio that is higher than what the Company has experienced in the past several quarters, the Company expects revenue to grow 7% to 10% over the second fiscal quarter.

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

Liquidity and Capital Resources

At December 27, 2009, the Company’s cash, cash equivalents and marketable securities balances were $942.5 million in aggregate, representing an increase of $73.8 million over the June 28, 2009 balances of $868.7 million. This increase was primarily due to positive cash flows from operations of $188.5 million.  Working capital as of December 27, 2009 was $673.5 million.  The decrease in the Company’s working capital as compared to the previous quarter is due to the reclassification to current liabilities of the $388.7 million current portion of the Convertible Senior Notes, whose initial redemption date is November 1, 2010.  The 2027B notes are classified as a current liability because their initial put/call redemption date is within twelve months of the December 27, 2009 balance sheet date. During the first six months of fiscal year 2010, significant cash expenditures included $7.5 million for capital additions; $9.8 million face value to purchase and retire a portion of the 3.125% Convertible Senior Notes; $7.2 million to purchase its common stock; and $100.0 million for the payment of two quarterly cash dividends, representing $0.22 per share each quarter.

Accounts receivable totaled $124.2 million at the end of the second quarter of fiscal year 2010, an increase of $28.7 million over the June 28, 2009 balance of $95.4 million.  The increase is primarily due to higher shipments in the second quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009.

Accrued payroll and related benefits increased $11.7 million over the fourth quarter of fiscal year 2009 primarily due to an increase in the employee profit sharing accrual.  The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters of each fiscal year.  Income taxes payable totaled $3.1 million at the end of the second quarter of fiscal year 2010, a decrease of $6.6 million from the fourth quarter of fiscal year 2009 primarily due to tax payments offset by the Company’s tax provision and deferred tax adjustments.

In January 2010, the Company’s Board of Directors announced that it will increase the quarterly dividend from $0.22 per share to $0.23 per share.  This marks the 18th consecutive year the Company has increased its dividend. The cash dividend of $0.23 per share will be paid on February 24, 2010 to stockholders of record on February 12, 2010.  The payments of future dividends will be based on the Company’s financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future.

Off Balance-Sheet Arrangements

As of December 27, 2009, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of 3.0% Convertible Senior Notes due May 1, 2027 and $0.7 billion principal amount of 3.125% Convertible Senior Notes due May 1, 2027.  Through the second quarter of fiscal year 2010, the Company has purchased and retired $304.2 million face value of its 3.125% Convertible Senior Notes.  The Company pays cash interest at an annual rate of 3.0% and 3.125%, respectively, payable semiannually on November 1 and May 1 of each year. See Note 8 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information about the debentures.

Fair Value

As of December 27, 2009, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a fair value of $817.8 million.  The Company’s cash and cash equivalents, and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities.  The Company currently does not hold any investments in auction rate securities or asset backed securities.  Most of the Company’s investments in debt instruments have an investment rating of AAA.  As of December 27, 2009, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a remaining maturity of approximately one year.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 28, 2009.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2009.  At December 27, 2009, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

The Company’s revenues outside the United States are transacted in U.S. dollars; accordingly the Company’s revenues are not impacted by foreign currency rate changes.  To date, fluctuations in foreign currency exchange rates have not had a material impact on the results of operations.

Item 4.      Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended December 27, 2009.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 27, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court for the Northern District of California and captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”), in three consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “California State Action”), and in a shareholder derivative action filed in Delaware Chancery Court, captioned Weiss v. Swanson (the “Delaware Action”).  The Company has been named in each of these Actions as a nominal defendant against which no recovery is sought.

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties by allegedly backdating  stock option grants between 1995 and 2002, and asserted derivative claims against them based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder.  On December 7, 2006, the Court granted Linear’s motion to dismiss the complaint for failure to make a pre-suit demand or to demonstrate that a demand would have been futile.  The plaintiffs filed an amended complaint on January 5, 2007 asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9.  Pursuant to stipulation, on February 14, 2007, the District Court stayed the Federal Action.

In the California State Action, plaintiffs initially asserted claims against the individual defendants for breaching, and aiding and abetting breaches of, fiduciary duty in connection with the alleged backdating of stock option grants between 1995 and 2002.  The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officers violated California insider trading laws.  The plaintiffs sought unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  On July 13, 2007, the Court sustained the Company’s demurrer, and granted plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

On August 13, 2007, the California plaintiffs filed an amended complaint, asserting claims against the individual defendants for breaching, and aiding and abetting breaches of fiduciary duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options between 1995 and 2005.  The amended complaint also alleged that individual defendants were unjustly enriched, and violated California insider trading laws, and that the director defendants wasted corporate assets.  Plaintiffs seek unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over executory option contracts, and attorneys’ fees and costs.  On September 12, 2007, the Company and the individual defendants filed demurrers to the amended complaint.   Before the demurrers were fully briefed, the parties stipulated to stay the California State Action pending the resolution of the motion to dismiss the complaint in the Delaware Action.

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The Court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The Court is continuing to monitor the progress of the Delaware Action.  A case management conference took place on December 18, 2009. Subsequently, on December 31, 2009, the California plaintiffs filed a motion to lift the stay in the California State Action. On January 25, 2010, the individual defendants filed their opposition to this motion. The hearing on the California plaintiffs’ motion to lift the stay is scheduled for February 5, 2010.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their duty by granting “spring-loaded” and “bullet-dodged” stock options to certain officers and directors between 1996 and 2005.  The plaintiff also asserts claims for unjust enrichment against defendants who received the option grants.  The plaintiff seeks unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond, the plaintiff filed his first amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the first amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that such a demand would have been futile, and that the first amended complaint failed to state a claim against each of the individual defendants.  On March 7, 2008, the Court denied the motion.  Linear answered the first amended complaint on April 7, 2008.  Fact discovery concluded on July 1, 2009.

On January 25, 2010, the plaintiff in the Delaware Action filed a motion to amend the first amended complaint. The proposed second amended complaint purports to add allegations that the defendant directors breached their duty by: (1) granting additional stock options (beyond those identified in the first amended complaint) to employees that plaintiff claims were manipulated during the 1996-2005 time period; (2) granting and receiving “backdated” and/or otherwise allegedly manipulated stock options, in addition to the alleged “spring-loaded” and “bullet-dodged options”; and (3) granting additional stock options whose exercise price did not conform to the terms of the applicable stock option plans. Plaintiff does not intend to seek any additional fact discovery. Expert discovery is currently scheduled to conclude on April 22, 2010 and dispositive motions will be filed on May 21, 2010.   No trial date has been set.

Item 1A.	Risk Factors

A description of the risk factors associated with the Company’s business is set forth below. In addition to the risk factors discussed below, see “Factors Affecting Future Operating Results” included in “Management's Discussion and Analysis” for further discussion of other risks and uncertainties that may affect the Company.

Erratic consumer and/or corporate spending due to uncertainties in the macroeconomic environment could adversely affect our revenues and profitability.

We depend on demand from the industrial, communication, computer, consumer and automotive end-markets we serve. Our revenues and profitability are based on certain levels of consumer and corporate spending. Reductions or other fluctuations in consumer and/or corporate spending as a result of uncertain conditions in the macroeconomic environment, such as global credit conditions, reduced demand, imbalanced inventory levels, mortgage failures, fluctuations in interest rates, higher energy prices, or other conditions, could adversely affect, our revenues and profitability.

Sudden adverse shifts in the business cycle could adversely affect our revenues and profitability.

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times.  The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our results of operations, which could adversely affect our revenues and profitability.  The growth rate of the global economy is one of the factors affecting demand for semiconductor components.  Many factors could adversely affect regional or global economic growth including turmoil or depressed conditions in financial or credit markets, depressed business or consumer confidence, inventory excesses, increased unemployment, increased price inflation for goods, services or materials, rising interest rates in the United States and the rest of the world, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest, reduced levels of economic activity, or disruptions of international transportation.

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

We rely on our internal manufacturing facilities located in California and Washington to fabricate most of our wafers. We depend on outside silicon foundries for a small portion (less than 5%) of our wafer fabrication. We could be adversely affected in the event of a major earthquake, which could cause temporary loss of capacity, loss of raw materials, and damage to manufacturing equipment.  Additionally, we rely on our internal and external assembly and testing facilities located in Singapore and Malaysia.  We are subject to economic and political risks inherent to international operations, including changes in local governmental policies, currency fluctuations, transportation delays and the imposition of export controls or increased import tariffs. We could be adversely affected if any such changes are applicable to our foreign operations.

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

A portion of our wafers (approximately 5% to 15%) are processed offshore by independent assembly subcontractors located in Malaysia and Thailand.  These subcontractors separate wafers into individual circuits and assemble them into various finished package types.  During periods of increasing demand and volatile lead times, sub-contractors can become over committed and therefore unable to meet all of their customer demand requirements thereby causing inconsistencies in availability of supply. In addition, reliability problems experienced by our assemblers could cause problems in delivery and quality, resulting in potential product liability to us.  We could also be adversely affected by political disorders, labor disruptions, and natural disasters in these locations.

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

During the second quarter of fiscal year 2010, 71% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, or the response to any of the foregoing by the United States and other major countries.

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

As of December 27, 2009, we have debt outstanding of $1.0 billion aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 and $395.8 million aggregate principal amount of our 3.125% Convertible Senior Notes due May 1, 2027.  Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Holders of the Notes have the right to require us to repurchase, and we intend to repurchase, the Notes for cash on specified dates or upon the occurrence of a fundamental change. The first of these dates is November 1, 2010, at which time we will be required to repurchase all of the outstanding $395.8 million (less any amounts repurchased by us in the open market prior to such time) of our 3.125% Notes. The Company presently intends and has the ability to repurchase the $395.8 million principal amount of its 2027B Notes.

The Company’s $1.0 billion principal amount of its 2027A Notes can be redeemed by the Company at any time on or after May 1, 2014.  The Company presently intends to repurchase the 2027A Notes on May 1, 2014, however, we may not have sufficient funds to repurchase the 2027A Notes in cash or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the 2027A Notes we will be required to make cash payments to the holders of the 2007A Notes equal to the lesser of the principal amount of the 2027A Notes being converted and the conversion value of those 2027A Notes.  Such payments could be significant, and we may not have sufficient funds to make them at such time.  Moreover, even if we do have sufficient funds to repurchase the 2027A Notes and make any additional required payments, doing so could reduce our working capital below levels that we believe are necessary or appropriate for the ongoing operation of our business.  In such case, we might be forced to raise additional financing at the time of the repurchase or thereafter until cash generated from operations can restore working capital to the desired level.

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

The risks referred to above primarily relate to the 2027A Notes whose $1.0 billion principal amount can be redeemed by the Company at any time on or after May 1, 2014, or upon a fundamental change.  As mentioned above the Company presently intends and has the ability to repurchase the 2027B Notes on November 1, 2010.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (September 28, 2009 – October 25, 2009)				-
Month #2 (October 26, 2009 – November 22, 2009)	109,950	$26.91	109,950	18,718,248
Month #3 (November 23, 2009 – December 27, 2009)	-	-	-	-
Total	109,950	$26.91	109,950	18,718,248

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

LINEAR TECHNOLOGY CORPORATION

DATE: February 4, 2010	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)