Form 10-Q
period 2010-03-28
LINEAR TECHNOLOGY CORP /CA/
filed 2010-05-06
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010

or

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
Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding at April 23, 2010
Common Stock, $0.001 par value per share	224,138,220 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED MARCH 28, 2010

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three and nine months
		ended March 28, 2010 (unaudited) and March 29, 2009 (unaudited)	3

		Consolidated Balance Sheets at March 28, 2010 (unaudited) and June 28, 2009	4

		Consolidated Statements of Cash Flows for the nine months ended
		March 28, 2010 (unaudited) and March 29, 2009 (unaudited)	5

		Notes to Consolidated Financial Statements (unaudited)	6-16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	17-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20-21

	Item 4.	Controls and Procedures	21

Part II:	Other Information

	Item 1.	Legal Proceedings	21-22

	Item 1A.	Risk Factors	23-29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

	Item 6.	Exhibits	31

Signatures:			32

Item 1.              Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2010	2009*	2010	2009*
Revenues	$ 311,324	$ 200,933	$ 803,823	$ 760,480
Cost of sales (1)	68,801	52,662	190,005	184,412
Gross profit	242,523	148,271	613,818	576,068

Expenses:
Research and development (1)	51,885	44,724	143,907	141,377
Selling, general and administrative (1)	36,710	30,430	100,828	100,110
Restructuring	-	-	-	1,564
	88,595	75,154	244,735	243,051

Operating income	153,928	73,117	369,083	333,017
Interest expense(2)	(19,100)	(19,953)	(57,134)	(63,664)
Interest income	2,996	5,397	10,210	18,484
Gain on early retirement of convertible
senior notes	-	1,015	-	15,659

Income before income taxes	137,824	59,576	322,159	303,496
Provision for income taxes	37,212	10,274	85,324	65,647

Net income	$ 100,612	$ 49,302	$ 236,835	$ 237,849

Basic earnings per share	$ 0.44	$ 0.22	$ 1.04	$ 1.05
Shares used in the calculation of basic
earnings per share	227,764	226,523	227,363	226,174

Diluted earnings per share	$ 0.44	$ 0.22	$ 1.04	$ 1.05
Shares used in the calculation of diluted
earnings per share	229,024	226,527	228,449	227,151

Cash dividends per share	$ 0.23	$ 0.22	$ 0.67	$ 0.64

Includes the following non-cash charges:
(1)Stock-based compensation
Cost of sales	$ 2,292	$ 2,288	$ 6,807	$ 6,107
Research and development	9,871	9,541	29,111	25,763
Selling, general and administrative	5,479	5,444	16,255	14,541
(2)Amortization of debt discount (non-
cash interest expense)	7,399	7,424	21,924	23,482

* As adjusted for the adoption of FSP APB14-1, now codified in ASC 470-20-10 to 35 (see Note 1)
and EITF 03-6-1, now codified in ASC 260-10-45 to 65 (see Note 1).

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 28,	June 28,
	2010	2009*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$252,849	$217,018
Marketable securities	769,234	651,693
Accounts receivable, net of allowance for
doubtful accounts of $2,047 ($1,790 at June 28, 2009)	146,651	95,434
Inventories:
Raw materials	5,102	3,343
Work-in-process	39,062	38,612
Finished goods	9,497	10,576
Total inventories	53,661	52,531
Deferred tax assets	37,598	37,628
Prepaid expenses and other current assets	38,135	34,947
Total current assets	1,298,128	1,089,251
Property, plant and equipment, at cost:
Land, buildings and improvements	227,712	216,561
Manufacturing and test equipment	509,363	506,824
Office furniture and equipment	3,789	3,792
	740,864	727,177
Accumulated depreciation and amortization	(494,610)	(468,752)
Property, plant and equipment, net	246,254	258,425
Other non current assets	71,407	73,853
Total assets	$1,615,789	$1,421,529

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$17,514	$10,531
Accrued payroll and related benefits	53,069	44,250
Deferred income on shipments to distributors	31,277	28,497
Income taxes payable	18,680	9,718
Other accrued liabilities	44,066	32,345
Convertible senior notes- current portion	390,782	-
Total current liabilities	555,388	125,341
Deferred tax liabilities	114,490	107,514
Convertible senior notes	902,191	1,280,617
Other long-term liabilities	94,441	94,394
Total liabilities	1,666,510	1,607,866
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 2,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized;
223,545 shares issued and outstanding at March 28, 2010
(222,276 shares at June 28, 2009)	223	222
Additional paid-in capital	1,308,656	1,246,870
Accumulated other comprehensive income, net of tax	2,557	5,095
Accumulated deficit	(1,362,157)	(1,438,524)
Total stockholders’ deficit	(50,721)	(186,337)
Total liabilities and stockholders’ deficit	$1,615,789	$1,421,529

* Derived from audited financial statements at June 28, 2009 as adjusted for the adoption of
FSP APB14-1, now codified in ASC 470-20-10 to 35 (see Note 1).
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	March 28,	March 29,
	2010	2009
Cash flow from operating activities:
Net income	$236,835	$237,849
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	34,233	36,057
Tax deficit received on the exercise of
stock-based awards	(1,991)	(2,020)
Stock-based compensation	52,173	46,411
Gain on early retirement of convertible senior notes	-	(15,659)
Amortization of convertible senior notes discount	21,924	23,482
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(51,217)	57,618
(Increase) decrease in inventories	(1,130)	2,787
(Increase) decrease in prepaid expenses, other
current assets and deferred tax assets	(315)	7,720
(Increase) decrease in long-term assets	(1,831)	5,957
Increase (decrease) in accounts payable,
accrued payroll and other accrued liabilities	21,843	(31,273)
Increase (decrease) in deferred income on
shipments to distributors	2,780	(6,498)
Increase (decrease) in income taxes payable	14,616	(12,961)
Increase in long-term liabilities	5,727	532
Cash provided by operating activities	333,647	350,002

Cash flow from investing activities:
Purchases of marketable securities	(569,185)	(275,224)
Proceeds from sales and maturities of
available-for-sale securities	447,585	389,944
Purchases of property, plant and equipment	(17,719)	(35,482)
Cash (used in) provided by investing activities	(139,319)	79,238

Cash flow from financing activities:
Retirement of convertible senior notes	(9,815)	(207,338)
Excess tax benefit received on exercise of
stock-based awards	-	70
Issuance of common stock under employee
stock plans	13,789	9,515
Purchases of common stock	(10,044)	(25,840)
Payments of cash dividends	(152,427)	(144,777)
Cash used in financing activities	(158,497)	(368,370)

Increase in cash and cash equivalents	35,831	60,870

Cash and cash equivalents, beginning of period	217,018	149,221
Cash and cash equivalents, end of period	$252,849	$210,091

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made.  All such adjustments were of a normal recurring nature.  The results for the three and nine month periods ended March 28, 2010 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 28, 2009 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 28, 2009 has been derived from audited financial statements as of that date as adjusted for the adoption of FSP APB 14-1, now codified in ASC 470-20-10 to 35 and EITF 03-6-1, now codified in ASC 260-10-45 to 65, each discussed below.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Recently Adopted Accounting Standards

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC is now non-authoritative.

Following the ASC, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, which serves to update the ASC, provide background information about the guidance and provide the basis for conclusions on the changes to the ASC.

GAAP was not intended to change as a result of the ASC project, but the ASC project did change the way the guidance is organized and presented. As a result, these changes have had a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has adopted this guidance by providing references to the ASC topics alongside references to the previous standards.

Standard for Convertible Senior Notes

The provisions of FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“FSP APB14-1”), now codified in ASC Topic 470-20-10 to 35, Debt (“ASC 470-20-10 to 35”), were applicable to the Company in the first quarter of fiscal year 2010. The Company was required to retrospectively adopt the provisions of ASC 470-20-10 to 35. The adoption of ASC 470-20-10 to 35 affected the accounting treatment of the Company’s 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”).

ASC 470-20-10 to 35 specifies that issuers of convertible debt instruments such as the Notes, should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt instrument.  The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at the time of issuance.  The equity component is based on the excess of the principal amount of the Notes over the fair value of the liability component, after adjusting for the deferred tax impact.  Such excess represents the estimated fair value of the conversion feature and is recorded as additional paid-in capital. The Company’s 2027A notes and 2027B notes were issued at coupon rates of 3.00% and 3.125%, respectively, which were below that of similar instruments that do not have conversion features (5.69% and 5.35%, respectively.)  Therefore, the valuation of the debt component resulted in a discounted carrying value of the Notes compared to the principal amounts.  This debt discount is amortized as additional non-cash interest expense over the expected life of the debt, which is seven years for the 2027A notes and 3.5 years for the 2027B notes.  The consolidated balance sheet at June 28, 2009, the consolidated statements of income for the three and nine months ended March 29, 2009 and the consolidated statements of cash flows for the nine months ended March 29, 2009 have been retrospectively adjusted in accordance with ASC 470-20-10 to 35.  See “Note 8. Convertible Senior Notes” for further information relating to the adoption of ASC 470-20-10 to 35.

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

The effect of the retrospective adoption of ASC 470-20-10 to 35 on individual line items on the Company’s consolidated statements of income for the third quarter and the first nine months of fiscal year 2009 was as follows:

In thousands, excepts per share amounts	Three months ended March 29, 2009				Nine months ended March 29, 2009
	As Previously Reported	Adjustments		As Adjusted	As Previously Reported	Adjustments		As Adjusted
Interest expense	$12,529	$7,424		$19,953	$40,182	$23,482		$63,664

Gain on early
retirement of
convertible
senior notes	1,673	(658)		1,015	22,662	(7,003)		15,659

Provision for
income taxes	13,193	(2,919)		10,274	76,703	(11,056)		65,647

Net income	54,465	(5,163)		49,302	257,278	(19,429)		237,849

Basic earnings
per share	0.25	(0.03	) *	0.22	1.16	(0.11	) *	1.05

Diluted earnings
per share	0.25	(0.03	) *	0.22	1.15	(0.10	) *	1.05

*As adjusted for the adoption of EITF 03-6-1, now codified in ASC 260-10-45 to 65.

Standard for Earnings per Share (“EPS”) Calculation

The provisions of FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), now codified in ASC Topic 260-10-45 to 65, Earnings Per Share (“ASC 260-10-45 to 65”), were applicable to the Company in the first quarter of fiscal year 2010.  The Company was required to retrospectively adopt the provisions of ASC 260-10-45 to 65.  Under ASC 260-10-45 to 65, unvested share-based payment awards that contain non-forfeitable rights to dividends, such as the Company’s restricted stock awards, are considered to be a separate class of common stock and should be included in the EPS calculation using the “two-class method.” In accordance with the ASC 260-10-45 to 65, restricted awards are now included in the basic and diluted EPS calculations.

The effect of the retrospective adoption of ASC 260-10-45 to 65 on individual line items on the Company’s consolidated statements of income for the third quarter and the first nine months of fiscal year 2009 was as follows:

In thousands	Three months ended March 29, 2009			Nine months ended March 29, 2009
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Shares used in the
calculation of
basic earnings
per share	221,812	4,711	226,523	221,621	4,553	226,174

Shares used in the
calculation of
diluted
earnings per
share	222,017	4,510	226,527	223,120	4,031	227,151

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the third quarter and the first nine months of fiscal year 2010, the Company recognized approximately 15% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At March 28, 2010, the Company had approximately $38.4 million of deferred revenue and $7.1 million of deferred cost of sales recognized as $31.3 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $1.5 million to $3.5 million per quarter.

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

	Three Months Ended		Nine Months Ended
In thousands, except per share	March 28,	March 29,	March 28,	March 29,
amounts	2010	2009*	2010	2009*

Numerator - net income	$100,612	$49,302	$236,835	$237,849

Denominator for basic earnings
per share- weighted
average shares	227,764	226,523	227,363	226,174

Effect of dilutive securities –
employee stock options	1,260	4	1,086	977

Denominator for diluted earnings
per share	229,024	226,527	228,449	227,151

Basic earnings per share	$0.44	$0.22	$1.04	$1.05

Diluted earnings per share	$0.44	$0.22	$1.04	$1.05

* As adjusted for the adoption of ASC 470-20-10 to 35 (see Note 1) and ASC 260-10-45 to 65 (see Note 1).

4.	Fair Value

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

The Company has no Level 3 assets.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 28, 2010:

In thousands	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable Inputs
Description	Instruments (Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$176,634	$-	$176,634
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	-	741,848	741,848
Total assets measured at fair value	$176,634	$741,848	$918,482

The remaining principal amount outstanding of the Notes as of March 28, 2010 was $1,396 million. The fair value of the Notes as of March 28, 2010 was approximately $1,393 million, based on the last trading prices of the Notes which were quoted on March 26, 2010.

5.      Marketable Securities

The Company currently does not hold any investments in auction rate securities or asset backed securities.  The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AAA.  The following is a summary of cash equivalents and marketable securities at March 28, 2010 and June 28, 2009:

	March 28, 2010
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$107,748	$152	$(23)	$107,877
Obligations of U.S. government-sponsored enterprises	120,674	396	(33)	121,037
Municipal bonds	454,344	3,449	(6)	457,787
Corporate debt securities and other	162,869	162	(7)	163,024
Money market funds	68,757	-	-	68,757
Total	$914,392	$4,159	$(69)	$918,482

Amounts included in:
Cash equivalents	$149,248	$-	$-	$149,248
Marketable securities	765,144	4,159	(69)	769,234
Total	$914,392	$4,159	$(69)	$918,482

	June 28, 2009
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$65,297	$696	$-	$65,993
Obligations of U.S. government-sponsored enterprises	96,153	1,075	(2)	97,226
Municipal bonds	459,006	6,208	(15)	465,199
Corporate debt securities and other	26,283	187	-	26,470
Money market funds	139,843	-	-	139,843
Total	$786,582	$8,166	$(17)	$794,731

Amounts included in:
Cash equivalents	$143,038	$-	$-	$143,038
Marketable securities	643,544	8,166	(17)	651,693
Total	$786,582	$8,166	$(17)	$794,731

(1) The Company evaluated the nature of the investments with a loss position at March 28, 2010 and June 28, 2009, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of March 28, 2010 and June 28, 2009.

The estimated fair value of debt investments in marketable securities by effective maturity date, is as follows:
In thousands	March 28,	June 28,
	2010	2009
Due in one year or less	$601,656	$268,139
Due after one year through three years	167,578	383,554
Total	$769,234	$651,693

6.	Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans under which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performances shares and performance units.  Under the plans (the 2005 Equity Incentive Plan and the 2001 Nonstatutory Stock Option Plan), the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted nonstatutory stock options, restricted stock and restricted stock units from these plans.  At March 28, 2010, 7.7 million shares were available for grant under the plans.

The Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year, although the current offering began on November 9, 2009.  At March 28, 2010, 2.0 million shares were available for issuance under the ESPP.  The Company’s stockholders approved a 2.0 million share increase to the ESPP at the 2009 Annual Meeting of Stockholders on November 4, 2009.

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

As of March 28, 2010, there was approximately $143.5 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.  The Company issues new shares of common stock upon exercise of stock options. For the nine months ended March 28, 2010, options for approximately 0.4 million shares were exercised for a gain (aggregate intrinsic value) of $0.7 million determined as of the date of option exercise.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, June 28, 2009	28,945,556	$34.15

Granted	5,000	29.71
Forfeited and expired	(2,077,636)	36.85
Exercised	(406,321)	26.30
Outstanding options, March 28, 2010	26,466,599	$34.06

Options vested and exercisable at:
March 28, 2010	21,289,909	$36.79

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at June 28, 2009	5,296,490	$30.72

Granted	1,073,779	28.60
Vested	(1,095,628)	30.73
Forfeited	(103,099)	28.65
Nonvested at March 28, 2010	5,171,542	$30.33

7.      Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
In thousands	March 28,	March 29,	March 28,	March 29,
	2010	2009*	2010	2009*

Net income	$100,612	$49,302	$236,835	$237,849

Changes in unrealized gains on
available-for-sale securities	(938)	687	(2,538)	4,409

Total comprehensive income	$99,674	$49,989	$234,297	$242,258
* As adjusted for the adoption of ASC 470-20-10 to 35 (see Note 1).

8.      Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  Through the third quarter of fiscal year 2010 the Company has repurchased $304.2 million (principal amount) of its 2027B notes resulting in approximately $1.4 billion (principal amount) of debt outstanding as of March 28, 2010. Interest is payable semiannually in arrears on May 1 and November 1, beginning on November 1, 2007.

Upon conversion of the Notes, the Company will pay the holder cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted. If the conversion value exceeds $1,000, the Company must also deliver cash or common stock or a combination of cash and common stock, at the Company’s option, for the conversion value in excess of $1,000 (“conversion spread”). The conversion value of the Notes is determined based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day conversion reference period.  For purposes of calculating earnings per share, there would be no adjustment to the shares in the earnings per share calculation for the cash settled portion of the Notes, as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the shares for the calculation of diluted earnings per share to the extent the conversion price is dilutive under the treasury stock method.  At March 28, 2010, no shares related to the Notes were included in the computation of diluted earnings per share.

As of the date hereof, the conversion rate of the 2027A notes is 21.6802 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  As of the date hereof, the conversion rate of the 2027B notes is 21.4784 shares of common stock per $1,000 principal amount of the 2027B notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in April 2010 will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.  The Company may redeem all or some of the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates beginning November 1, 2010 or upon a fundamental change.  The 2027B notes are classified as a current liability because their initial put/call redemption date is on November 1, 2010.

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

See “Standard for Convertible Debentures” included in “Note 1. Basis of Presentation” for further information relating to the adoption of ASC 470-20-10 to 35 and adjustments made to the Company’s consolidated statement of income for the third quarter  and the first nine months of fiscal year 2010 and the consolidated balance sheet at June 28, 2009.

The carrying values of the liability and equity components of the Notes, after the retrospective adoption of ASC 470-20-10 to 35 are reflected in the Company’s condensed consolidated balance sheets as follows:

	March 28,	June 28,
In thousands	2010	2009
Liability components
Principal amount of the Note	$1,395,829	$1,405,644
Unamortized discount of liability component*	(102,856)	(125,027)
Carrying value of liability component	$1,292,973	$1,280,617

Equity component-net carrying value	$127,542	$127,723

*The remaining unamortized debt discount will be amortized as additional non-cash interest expense over the remaining terms of the 2027A notes and 2027B notes, which are approximately 4 years and 7 months, respectively, the time at which the Notes become initially redeemable.

Interest expense related to the Notes included in interest expense on the condensed consolidated statements of income was recognized as follows:

	Three Month Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
In thousands	2010	2009	2010	2009
Contractual coupon interest	$10,592	$11,279	$31,728	$36,181
Amortization of debt discount	7,399	7,424	21,924	23,482
Amortization of debt issuance costs	865	938	2,701	3,023
Total interest expense related to the Notes	$18,856	$19,641	$56,353	$62,686

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

10.      Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of March 28, 2010, the Company’s other long-term liabilities account includes $71.6 million of unrecognized tax benefits which, if recognized, would favorably impact its effective income tax rate in future periods.  The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $13.7 million accrued for interest at March 28, 2010.

The Company’s annual effective income tax rate for the third quarter of fiscal year 2010 includes the research & development tax credit (“R&D credit”) for only half the fiscal year as the R&D credit expired on December 31, 2009.  If the R&D credit is reinstated retroactive to the expiration date, as has occurred on several occasions in the past, then the Company’s effective tax rate will receive a tax benefit in future periods including a discrete tax benefit in the quarter of reinstatement.

During the third quarter of fiscal year 2010, the Company recorded a discrete tax benefit totaling $1.4 million primarily related to a higher R&D credit realized upon filing the Company’s fiscal 2009 tax return.

During the second quarter of fiscal year 2010, the Company recorded a discrete tax benefit totaling $3.1 million.  The quarterly discrete tax benefit resulted from the expiration of auditable open tax years in a foreign jurisdiction and the release of related foreign tax reserves.

During the first quarter of fiscal year 2009, the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) agreed to settle certain disputed export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006.  As a result of the settlement, the Company recognized a discrete tax benefit during the first quarter of fiscal 2009 totaling $6.7 million, primarily due to the reversal of liabilities for uncertain tax positions pertaining to ETI.  IRS Appeals and the Company have reached a tentative settlement on additional outstanding ETI refund claims that is potentially favorable for the Company.  This tentative settlement, together with certain other refund claims that continue to be reviewed by the IRS, is subject to review by the Joint Committee on Taxation.  It is expected that these matters will be resolved during calendar year 2010.

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

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The Court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The Court is continuing to monitor the progress of the Delaware Action.  A case management conference took place on December 18, 2009. Subsequently, on December 31, 2009, the California plaintiffs filed a motion to lift the stay in the California State Action. On January 25, 2010, the individual defendants filed their opposition to this motion. On February 8, 2010, the Court issued an order denying the California plaintiffs’ motion to lift the stay.

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

On January 25, 2010, the plaintiff in the Delaware Action filed a motion to amend the first amended complaint. The second amended complaint was filed under seal, with a redacted copy filed publicly, on February 15, 2010.  The second amended complaint adds allegations that the defendant directors breached their duty by: (1) granting additional stock options (beyond those identified in the first amended complaint) to employees that plaintiff claims were manipulated during the 1996-2005 time period; (2) granting and receiving “backdated” and/or otherwise allegedly manipulated stock options, in addition to the allegedly “spring-loaded” and “bullet-dodged” options; and (3) granting additional stock options whose exercise price did not conform to the terms of the applicable stock option plans.  The defendants answered the second amended complaint on March 17, 2010.

The individual defendants in the Delaware Action have served requests for documents on the plaintiff’s employer, which objected to producing documents.  Thereafter, the individual defendants moved to compel the production of these documents; this motion will be fully briefed by May 6, 2010.  The plaintiff has indicated that he does not intend to seek any additional fact discovery.  The individual defendants and the plaintiff have exchanged expert reports, and depositions of experts began on April 27, 2010.  Dispositive motions are scheduled to be filed on May 21, 2010.   No trial date has been set.

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

Quarterly revenues of $311.3 million achieved during the third quarter of fiscal year 2010 increased $55.0 million or 21% over the second quarter of fiscal year 2010 and increased 55% or $110.4 million over $200.9 million reported in the third quarter of fiscal year 2009.  The Company has recovered from the global economic downturn more quickly than anticipated as third quarter revenues exceeded pre-recession highs.  The increase in revenues was broad-based by major geographical region and end-market.  Third quarter operating income increased $38.3 million or 33% over the second quarter of fiscal year 2010 and increased 111% over the third quarter of last year.  Net income of $100.6 million increased $25.1 million or 33% over the second quarter of fiscal year 2010 and increased $51.3 million or 104% over the third quarter of fiscal year 2009, which had a gain on the early retirement of debt of $1.0 million and a lower tax rate of 17.2% compared to 27.0% this quarter.  The resulting third quarter diluted earnings per share (“EPS”) increased $0.11 cents per share over the second quarter of fiscal year 2010 and increased $0.22 cents per share over the third quarter of fiscal year 2009.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the nine months ended March 28, 2010, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2009.

Results of Operations

The table below summarizes the income statement items for the three and nine months ended March 28, 2010 and March 29, 2009 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing each interim period ended March 28, 2010 to the corresponding period from the prior fiscal year:

	Three Months Ended			Nine Months Ended
	March 28,	March 29,	Increase/	March 28,	March 29,	Increase/
	2010	2009*	(Decrease)	2010	2009*	(Decrease)

Revenues	100.0%	100.0%	55%	100.0%	100.0%	6%
Cost of sales	22.1	26.2	31	23.6	24.2	3
Gross profit	77.9	73.8	64	76.4	75.8	7
Expenses:
Research and development	16.7	22.3	16	17.9	18.6	2
Selling, general and
administrative	11.8	15.1	21	12.5	13.2	1
Restructuring	-	-	-	-	0.2	-
	28.5	37.4	18	30.4	32.0	1
Operating income	49.4	36.4	111	45.9	43.8	11
Interest expense	(6.1)	(9.9)	(4)	(7.1)	(8.4)	(10)
Interest income	1.0	2.6	(45)	1.3	2.4	(45)
Gain on early retirement of
convertible senior notes	-	0.5	-	-	2.1	-
Income before
income taxes	44.3%	29.6%	131	40.1%	39.9%	6
Provision for income taxes	27.0%	17.2%		26.5%	21.6%
* As adjusted for the adoption of ASC 470-20-10 to 35 (see Note 1 to the consolidated financial statements, included in Part 1, “Financial Information”).

Revenue for the quarter ended March 28, 2010 was $311.3 million, an increase of $110.4 million or 55% over revenue of $200.9 million for the same quarter of the previous fiscal year.  The average selling price (“ASP”) of $1.62 per unit in the third quarter of fiscal year 2010 was higher as compared to the third quarter of fiscal year 2009 ASP of $1.59 per unit. The slight increase in ASP was due to minor product mix changes across the Company’s product lines.  Geographically, international revenues were $223.3 million or 72% of revenues, an increase of $87.6 million as compared to international revenues of $135.7 million or 68% of revenues for the same quarter of the previous fiscal year.  Internationally, revenues to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $123.3 million or 40% of revenues, while sales to Europe and Japan were $58.6 million or 19% of revenues and $41.4 million or 13% of revenues, respectively.  Domestic revenues were $88.0 million or 28% of revenues in the third quarter of fiscal year 2010, an increase of $22.8 million over $65.2 million or 32% of revenues in the same period in fiscal year 2009.

Revenue for the nine months ended March 28, 2010 was $803.8 million, an increase of $43.3 million or 6% over revenue of $760.5 million for the same period of the previous fiscal year.  The ASP for the first nine-month period of fiscal year 2010 was higher at $1.57 per unit as compared to $1.53 per unit in the same period of fiscal year 2009.  The increase in the Company’s ASP for the nine-month period was due to similar factors as for the three-month period discussed above.  Geographically, international revenues were $572.2 million or 71% of revenues, an increase of $39.4 million over international revenues of $532.8 million or 70% of revenues for the same period of the previous fiscal year.  Internationally, revenues to ROW represented $321.6 million or 40% of revenues, while sales to Europe and Japan were $134.8 million or 17% of revenues and $115.8 million or 14% of revenues, respectively.  Domestic revenues were $231.6 million or 29% of revenues in the first nine-month period of fiscal year 2010, an increase of $3.9 million, compared to $227.7 million or 30% of revenues in the same period in fiscal year 2009.

Gross profit of $242.5 million for the quarter ended March 28, 2010 increased $94.3 million or 64% over gross profit of $148.3 million in the third quarter of fiscal year 2009.  Gross profit of $613.8 million for the nine months ended March 28, 2010 increased $37.8 million or 7% over gross profit of $576.1 million in the same period of fiscal year 2009.  Gross profit as a percentage of revenues increased to 77.9% in the third quarter of fiscal year 2010 as compared to 73.8% for the same period in the previous fiscal year.  Gross profit as a percentage of revenues increased to 76.4% for the first nine months of fiscal year 2010 as compared to 75.8% for the same period in the previous fiscal year.  The improvement in gross profit as a percentage of revenues for the three and nine months ended March 28, 2010 was primarily due to spreading fixed costs over a higher sales base, partially offset by increased profit sharing.

Research and development (“R&D”) expenses for the quarter ended March 28, 2010 were $51.9 million, an increase of $7.2 million or 16% over R&D expenses of $44.7 million for the same period in the previous fiscal year.  The increase in R&D expenses was primarily due to a $4.6 million increase in employee profit sharing and a $1.6 million increase in compensation costs related to the impact of employees taking more required time-off in the previous period than in the current quarter.  In addition, the increase in R&D expense was due to a $0.3 million increase in stock-based compensation and a $0.7 million increase in other R&D expenses.

R&D expenses for the nine months ended March 28, 2010 were $143.9 million, an increase of $2.5 million or 2% over R&D expenses of $141.4 million for the same period in the previous fiscal year.  The increase in R&D expenses was primarily due to a $3.3 million increase in stock-based compensation and a $2.8 million increase in profit sharing.  Offsetting these increases to R&D expenses was a $2.7 million decrease in compensation costs related to the reductions in workforce that occurred in the second and fourth quarters of fiscal year 2009 and due to the 10% temporary reduction in base pay that occurred during the fourth quarter of fiscal year 2009 and continued through the beginning of the current quarter.  In addition, there was an additional $0.9 million decrease in other R&D expenses.

Selling, general and administrative expenses (“SG&A”) for the quarter ended March 28, 2010 were $36.7 million, an increase of $6.3 million over SG&A expense of $30.4 million for the same period in the previous fiscal year.  The increase in SG&A expenses was primarily due to a $3.3 million increase in profit sharing and a $1.4 million increase in compensation costs related to the impact of employees taking more required time-off in the previous period than in the current quarter. In addition, the increase in SG&A expense was due to a $1.6 million increase in other SG&A expenses such as legal costs.

SG&A expenses for the nine months ended March 28, 2010 were $100.8 million, an increase of $0.7 million over SG&A expenses of $100.1 million for the same period in the previous fiscal year.  The increase in SG&A expenses was primarily due to a $2.0 million increase in employee profit sharing and a $1.7 million increase in stock-based compensation.  Offsetting these increases to SG&A expenses was a $0.9 million decrease in compensation costs related to the reductions in workforce that occurred in the second and fourth quarters of fiscal year 2009 and due to the 10% temporary reduction in base pay that began in the fourth quarter of fiscal year 2009 and continued through the beginning of the current quarter.  In addition, there was an additional $2.1 million decrease in other SG&A expenses such as legal and advertising costs.

Interest expense was $19.1 million and $57.1 million for the third quarter and the first nine-month period of fiscal year 2010, a decrease of $0.9 million and $6.5 million, respectively, from the corresponding periods of fiscal year 2009.  The decrease in interest expense was primarily due to lower interest as a result of the retirement of $304.2 million principal amount of the Company’s 3.125% Convertible Senior Notes during fiscal year 2009 and the first quarter of fiscal year 2010.

Interest income was $3.0 million and $10.2 million for the third quarter and the first nine-month period of fiscal year 2010, a decrease of $2.4 million and $8.3 million, respectively, from the corresponding periods of fiscal year 2009.  Interest income decreased primarily due to a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balances.

The Company’s tax rate for the third quarter of fiscal year 2010 was 27% as compared to the adjusted rate of 17.2% in the same quarter of fiscal year 2009.  The increase in the tax rate was primarily due to higher quarterly discrete tax benefits recognized during the third quarter of fiscal 2009 totaling $5.7 million related to prior period domestic manufacturing deductions and the reenactment of the research and development tax credit retroactive to January 1, 2009.  The third quarter fiscal year 2010 quarterly discrete tax benefit of $1.4 million related to a higher R&D credit realized upon filing the Company’s fiscal 2009 tax return.

The Company’s tax rate for the nine months ended March 28, 2010 was 26.5% as compared to the adjusted rate of 21.6% in the corresponding period of fiscal year 2009.  The Company’s tax rate for the fiscal 2010 period is higher primarily due to higher quarterly discrete tax benefits recognized in the fiscal 2009 period as noted above and a discrete tax benefit recognized in the first quarter of fiscal year 2009 related to the ETI export benefit settlement with the IRS. The Company’s estimated effective tax rate for fiscal year 2010 excluding quarterly discrete tax benefits is 28%.

IRS Appeals and the Company have reached a tentative settlement on additional outstanding ETI refund claims that is potentially favorable for the Company.  This tentative settlement, together with certain other refund claims that continue to be reviewed by the IRS, is subject to review by the Joint Committee on Taxation.  It is expected that these matters will be resolved during calendar  year 2010.

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

The Company achieved record quarterly revenues in the third quarter of fiscal year 2010 on strong sequential and year-over-year revenue growth.  Revenue growth has been broad-based with bookings up sharply in all of the Company’s major geographic regions and end-markets.  Bookings remained strong throughout the third quarter and the book-to-bill ratio for the quarter was positive.  It is likely that certain customers may have begun to restock inventory from unsustainably low levels, or have reacted to longer lead times within the industry; however, the Company believes that new programs at both new and existing customers as well as expanding end-customer demand at continuing programs have been the primary catalyst for the current revenue growth.  Inventories in the distribution channel are still relatively lean and inventory turns at the Company’s distributors remain higher than normal.  Based on the above factors, the Company believes that it can continue to keep its lead times at modest levels of 4 to 6 weeks and grow fiscal fourth quarter revenues 7% - 10% over the third fiscal quarter.

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

Liquidity and Capital Resources

At March 28, 2010, the Company’s cash, cash equivalents and marketable securities balances were $1,022.1 million in aggregate, representing an increase of $153.4 million over the June 28, 2009 balances of $868.7 million. This increase was primarily due to positive cash flows from operations of $333.6 million.  Working capital as of March 28, 2010 was $742.7 million.  During the first nine months of fiscal year 2010, significant cash expenditures included $17.7 million for capital additions; $9.8 million face value to purchase and retire a portion of the 3.125% Convertible Senior Notes; $10.0 million to purchase its common stock; and $152.4 million for the payment of three quarterly cash dividends, representing $0.67 per share for fiscal 2010.

Accounts receivable totaled $146.7 million at the end of the third quarter of fiscal year 2010, an increase of $51.2 million over the June 28, 2009 balance of $95.4 million.  The increase is primarily due to higher shipments in the third quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009.  Inventory totaled $53.7 million at the end of the third quarter of fiscal year 2010, an increase of $1.1 million over the fourth quarter of fiscal year 2010.  The increase in inventory was primarily due to increased capacity to support higher revenue levels.

Accrued payroll and related benefits increased $8.8 million over the fourth quarter of fiscal year 2009 primarily due to an increase in the employee profit sharing accrual.  The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters of each fiscal year.  Income taxes payable totaled $18.7 million at the end of the third quarter of fiscal year 2010, an increase of $9.0 million over the fourth quarter of fiscal year 2009 primarily due to the Company’s quarterly tax provision offset by quarterly tax payments.  Other accrued liabilities of $44.1 million increased $11.7 million over the fourth quarter of fiscal year 2009 primarily due to accrued interest on the Company’s Convertible Senior Notes.  The Company makes semi-annual interest payments during the second and fourth quarter of each fiscal year.

In April 2010, the Company’s Board of Directors declared a cash dividend of $0.23 per share.  The cash dividend of $0.23 per share will be paid on May 26, 2010 to stockholders of record on May 14, 2010.  The payments of future dividends will be based on the Company’s financial performance.

The Company presently intends to retire the outstanding principal amount ($395.8 million less any amounts repurchased by the Company in the open market prior to such time) of its 2027B Notes on November 1, 2010 utilizing a portion of its cash reserves.  After the transaction, the Company believes it will continue to have adequate liquidity to fund ongoing operations.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future.

Off Balance-Sheet Arrangements

As of March 28, 2010, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of 3.0% Convertible Senior Notes due May 1, 2027 and $0.7 billion principal amount of 3.125% Convertible Senior Notes due May 1, 2027.  Through the third quarter of fiscal year 2010, the Company has purchased and retired $304.2 million face value of its 3.125% Convertible Senior Notes.  The Company pays cash interest at an annual rate of 3.0% and 3.125%, respectively, payable semiannually on November 1 and May 1 of each year. See Note 8 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information about the debentures.

Fair Value

As of March 28, 2010, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a fair value of $918.5 million.  The Company’s cash and cash equivalents, and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities.  The Company currently does not hold any investments in auction rate securities or asset backed securities.  Most of the Company’s investments in debt instruments have an investment rating of AAA.  As of March 28, 2010, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a remaining maturity of approximately one year.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 28, 2009.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2009.  At March 28, 2010, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended March 28, 2010.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 28, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The Court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  The Court is continuing to monitor the progress of the Delaware Action.  A case management conference took place on December 18, 2009. Subsequently, on December 31, 2009, the California plaintiffs filed a motion to lift the stay in the California State Action. On January 25, 2010, the individual defendants filed their opposition to this motion. On February 8, 2010, the Court issued an order denying the California plaintiffs’ motion to lift the stay.

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

On January 25, 2010, the plaintiff in the Delaware Action filed a motion to amend the first amended complaint. The second amended complaint was filed under seal, with a redacted copy filed publicly, on February 15, 2010.  The second amended complaint adds allegations that the defendant directors breached their duty by: (1) granting additional stock options (beyond those identified in the first amended complaint) to employees that plaintiff claims were manipulated during the 1996-2005 time period; (2) granting and receiving “backdated” and/or otherwise allegedly manipulated stock options, in addition to the allegedly “spring-loaded” and “bullet-dodged” options; and (3) granting additional stock options whose exercise price did not conform to the terms of the applicable stock option plans.  The defendants answered the second amended complaint on March 17, 2010.

The individual defendants in the Delaware Action have served requests for documents on the plaintiff’s employer, which objected to producing documents.  Thereafter, the individual defendants moved to compel the production of these documents; this motion will be fully briefed by May 6, 2010.  The plaintiff has indicated that he does not intend to seek any additional fact discovery.  The individual defendants and the plaintiff have exchanged expert reports, and depositions of experts will began on April 27, 2010.  Dispositive motions are scheduled to be filed on May 21, 2010.   No trial date has been set.

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

The markets for our products depend on continued demand for our products in the communications, industrial, computer, high-end consumer and automotive end-markets. The semiconductor industry is characterized by rapid technological change, variations in manufacturing efficiencies of new products, and significant expenditures for capital equipment and product development.  New product offerings by competitors and customer demands for increasing linear integrated circuit performance or lower prices may render our products less competitive over time, thus necessitating our continual development of new products.  New product introductions are thus a critical factor for maintaining or increasing future sales growth and sustained or increased profitability, but they can present significant business challenges because product development commitments and expenditures must be made well in advance of the related revenues.  The success of a new product depends on a variety of factors including accurate forecasts of long-term market demand and future technological developments, accurate anticipation of competitors’ actions and offerings, timely and efficient completion of process design and development, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability of the product, and effective marketing, sales and service.

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

We rely on third party vendors for materials, supplies, critical manufacturing equipment and freight services that may not have adequate capacity or may be impacted by outside influences such as natural disasters that could impact our product delivery requirements.

The semiconductor industry has experienced a very large expansion of fabrication capacity and production worldwide over time. As a result of increasing demand from semiconductor and other manufacturers, availability of certain basic materials and supplies, such as chemicals, gases, polysilicon, silicon wafers, ultra-pure metals, lead frames and molding compounds, and of subcontract services, like epitaxial growth, ion implantation and assembly of integrated circuits into packages, have from time to time, over the past several years, been in short supply and could come into short supply again if overall industry demand continues to increase in the future. In addition, from time to time natural disasters can lead to a shortage of some of the above materials due to disruption of the manufacturer’s production.  We do not have long-term agreements providing for all of these equipment, materials, supplies, and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have a materially adverse effect on our ability to achieve our planned production.

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

Our manufacturing processes rely on critical manufacturing equipment purchased from third party suppliers. During periods of increasing demand we could experience difficulties or delays in obtaining additional critical manufacturing equipment.  In addition, suppliers of semiconductor manufacturing equipment are sometimes unable to deliver test and/or fabrication equipment to a schedule or equipment performance specification that meets our requirements.  Delays in delivery of equipment needed for growth could adversely affect our ability to achieve our manufacturing and revenue plans in the future.

We rely on third parties including freight forwarders, airlines, and ground transportation companies to deliver our products to customers. Interruptions in the ability of these third parties to deliver our products to customers due to geological events such volcanic eruptions, earthquakes, hurricanes or other such natural disasters may cause a temporary delay in meeting our shipping estimates and schedules.

We are exposed to business, economic, political and other risks through our significant worldwide operations.

During the third quarter of fiscal year 2010, 72% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, or the response to any of the foregoing by the United States and other major countries.

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

As of March 28, 2010, we have debt outstanding of $1.0 billion aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 and $395.8 million aggregate principal amount of our 3.125% Convertible Senior Notes due May 1, 2027.  Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Holders of the Notes have the right to require us to repurchase, the Notes for cash on specified dates or upon the occurrence of a fundamental change. The first of these dates is November 1, 2010, at which time we will be required to repurchase all of the outstanding $395.8 million principal amount (less any amounts repurchased by us in the open market prior to such time) of our 2027B Notes. We presently intend and have the ability to repurchase the $395.8 million principal amount of the 2027B Notes on this date.

The $1.0 billion principal amount of our 2027A Notes can be redeemed by us at any time on or after May 1, 2014.  We presently intend to repurchase the 2027A Notes on May 1, 2014, however, we may not have sufficient funds to repurchase the 2027A Notes in cash or to make the required repayment at such time or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the 2027A Notes we will be required to make cash payments to the holders of the 2027A Notes equal to the lesser of the principal amount of the 2027A Notes being converted and the conversion value of those 2027A Notes.  Such payments could be significant, and we may not have sufficient funds to make them at such time.  Moreover, even if we do have sufficient funds to repurchase the 2027A Notes and make any additional required payments, doing so could reduce our working capital below levels that we believe are necessary or appropriate for the ongoing operation of our business.  In such case, we might be forced to raise additional financing at the time of the repurchase or thereafter until cash generated from operations can restore working capital to the desired level.

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

The terms of the Notes and related provisions in the indentures subject noteholders to risks.  Noteholders should be aware of the following risks, in addition to those described for holders of our common stock:

•	We are not restricted from taking actions or incurring additional debt (including secured debt) which may affect our ability to make payments under the Notes,

•
The Notes are not secured by any of our assets or those of our subsidiaries and are effectively subordinated to any secured debt we may incur.  In any liquidation, dissolution, bankruptcy or other similar proceeding, holders of our secured debt may assert rights against any assets securing such debt in order to receive full payment of their debt before those assets may be used to pay the holders of the Notes. In such an event, we may not have sufficient assets remaining to pay amounts due on any or all of the Notes.  In addition, none of our subsidiaries have guaranteed our obligations under, or have any obligation to pay any amounts due on, the Notes.  As a result, the Notes are effectively subordinated to all liabilities of our subsidiaries, including trade payables,

•
The fundamental change provisions in the Notes and the indentures may not require us to offer to repurchase the Notes in the event of certain transactions.  For example, any leveraged recapitalization, refinancing, restructuring, or acquisition initiated by us will generally not constitute a fundamental change requiring us to repurchase the Notes;

•
The liquidity of the trading market in the Notes, and the market price quoted for these Notes, may be adversely affected by, among other things, changes in, or other factors affecting, the market prices of our common stock, changes in the overall market for debt securities, and prevailing interest rates,

•
The conversion rates of the Notes may not adjust for certain events, such as a third-party tender or exchange offer or an issuance of our common stock for cash.  In addition, adjustments in conversion rates may not adequately compensate noteholders for any lost value in the Notes as a result of a particular transaction,

•
The sale of the Notes and the shares of common stock issuable upon conversion of the Notes depends upon the continued maintenance of a registration statement filed with the SEC covering the resale of the Notes, or an exemption from the registration requirements of the Securities Act and any applicable state securities laws; and,

•
Noteholders are not entitled to any rights as holders of our common stock although, given that the Notes are convertible into shares of our common stock, they may be affected by any change relating to the common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (December 28, 2009 – January 24, 2010)				-
Month #2 (January 25, 2010 – February 21, 2010)	100,547	$28.25	100,547	18,617,701
Month #3 (February 22, 2010 – March 28, 2010)	-	-	-	-
Total	100,547	$28.25	100,547	18,617,701

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

LINEAR TECHNOLOGY CORPORATION

DATE: May 6, 2010	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)