Form 10-K
period 2010-06-27
LINEAR TECHNOLOGY CORP /CA/
filed 2010-08-19
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,368,000,000 as of December 24, 2009 based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 224,449,024 shares of the registrant's common stock issued and outstanding as of July 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:
(1)
Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the "2010 Proxy Statement") for the 2010 Annual Meeting of Stockholders, to be filed subsequently.

LINEAR TECHNOLOGY CORPORATION

FORM 10-K
For the Fiscal Year Ended June 27, 2010

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

General

Linear Technology Corporation (together with its consolidated subsidiaries, “Linear Technology” or the “Company”) designs, manufactures and markets a broad line of standard high performance linear integrated circuits. The Company’s products include high performance amplifiers, comparators, voltage references, monolithic filters, linear regulators, DC-DC converters, battery chargers, data converters, communications interface circuits, RF signal conditioning circuits, µModuleTM products, and many other analog functions.  Applications for Linear Technology’s high performance circuits include telecommunications, cellular telephones, networking products such as optical switches; tablet, notebook and desktop computers; computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and global positioning systems, complex medical devices, automotive electronics, factory automation, process control, military, space and other harsh environment systems.  The Company is a Delaware corporation; it was originally organized and incorporated in California in 1981. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

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

Products and Markets

Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products and multi-customer application specific products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the analog integrated circuit market. "High performance" may be characterized by higher precision, higher efficiency, lower noise, lower power, higher linearity, higher speed, more subsystem integration on a single chip and many other special features. The Company focuses virtually all of its design efforts on proprietary products, which at the time of introduction are original designs by the Company offering unique characteristics differentiating them from those offered by competitors.

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

Data Converters - These circuits change linear (analog) signals into digital signals, or vise versa, and are often referred to as data acquisition subsystems, A/D converters and D/A converters.  The accuracy and speed with which the analog signal is converted to its digital counterpart (and vise versa) is considered a key characteristic for these devices.  Low speed data converters may have resolution up to 24 bits, while high speed converters may operate in the region of 100’s of megahertz sample rates.

Radio Frequency Circuits - These circuits include mixers, modulators, demodulators, amplifiers, drivers, filters, oscillators/synthesizers and power detectors and controllers.  They are used in wireless and cable infrastructure, cellphones, and wireless data communications infrastructure.

Power Over Ethernet Controllers (“POE”) - POE controller circuits enable efficient transmission of voltage and current over standard Ethernet cables to power equipment or devices connected to the network.

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

Linear circuits are used in various applications including telecommunications, cellular telephones, networking products such as power over Ethernet switches; tablet, notebook and desktop computers; computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras, smart phones and media players, global positioning systems, complex medical devices, automotive electronics, factory automation, process control, military, space and other harsh environment systems. The Company focuses its product development and marketing efforts on high performance applications where the Company believes it can position itself competitively with respect to product performance and functional value. The following table sets forth examples of product families by end-market applications:

Market	End Applications/Products	Example Product Families
Industrial	Flow or rate metering
Position/pressure/temperature sensing and controls
Robotics
Energy management/harvesting
High brightness lighting
Process control data communication
Factory automation
	Security and surveillance system	High speed A/D converters
	Remote meter reading	D/A converters
	Wireless sensor networks	High performance operational
	RFID transponders	amplifiers
	Scanning electron microscopes	Interface (RS 485/232) products
	Solar power	Precision operational amplifiers
	Voltmeters/multimeters/ oscilloscopes/curve tracers	Instrumentation amplifiers
	Test equipment	Line drivers/receivers
	Logic/network analyzers	Precision comparators
	Weighing scales	Precision voltage references
	Analytic and test equipments	Monolithic filters
	Gas chromatographs	Switching voltage regulators
	X-Ray, EKG, MRI, PET,CAT scanners	Hot swap circuits
	Particle accelerators	DC-DC converters
	DNA and blood analyzers	DC/DC µModule Power Systems
	Patient monitors	POE interface controllers
	Infusion pumps	Push button controllers
Ideal diode controllers
Surge stoppers
Space/Military	Communications	Battery gas gauges
	Satellites	Isolated uModule systems
	Guidance and navigation systems	Low drop out voltage regulators
	Displays	LED driver controllers
	Firing controls	DC-DC converters
	Ground support equipment	Lithium ion battery chargers
Sonar systems
Surveillance equipment

Market	End Applications/Products	Example Product Families
Ordnance
Space/Military	Radar systems
GPS
JTRS manpacks

Automotive	Entertainment systems
Hybrid/electric vehicle battery systems
Navigation and safety system
Headlamps
Daytime running lights
Dashboard instrumentation
Emission controls
Collision avoidance systems
Antenna power supplies

Communications	Cellular phones	DC - DC converters
	Smart phones	V.35 transceivers
	Cellular basestations (CDMA/WCDMA/GSM/	Isolated uModule systems
	LTE/ WiMAX)	Variable gain amplifiers
	Point-to-point wireless modems	High-speed amplifiers
	Fax machines	High speed A/D converters
	PBX switches	Line drivers/receivers
	Optical networking	Digital power monitors and
	Channel service units/data service units	controllers
	Cable modems/networks	Power detectors
	Internet appliances	Low noise operational amplifiers
	Servers/ routers/switches	Micropower products
	Power over Ethernet	Power management products
	Wireless Access Points	Switched capacitor filters
I2C bus buffers
Voltage references
Voltage regulators
Data converter products
Hot Swap controllers
Multi-protocol circuits
Thermoelectric coolers
DC - DC uModules
Power amplifier controllers
RF power detectors
Mixers/Modulators/Demodulators
Battery chargers
Power over Ethernet controllers
Multi-Phase switching regulators

Computer/High-	Communications/interface modems	Battery chargers
End Consumer	Disk drives	DC - DC converters
	Notebook computers	Data converter products
	Desktop computers	Hot Swap controllers
	Workstations	Line drivers/ receivers
	LCD monitors/projectors	USB power controller/ chargers
	Plotters/printers	Low drop out linear regulators
	Digital still cameras	Micropower products
	High Definition TVs	Multi-Phase switching regulators
	Satellite radios	PCMCIA power switching
	Battery chargers	Power management
	Electronic toys	Power sequencing/monitoring

Market	End Applications/Products	Example Product Families
	Video/multimedia systems	DC/DC µModule Power Systems
	MP3 players	Video amplifiers
High speed A/D converters
Computer/High-
End Consumer	Digital video recorders
Set top boxes/Satellite TV receivers
Plasma and LCD display TVs
Bluetooth headsets
Hand-held GPS units
Tablet PCs
PDAs
Media players

Marketing and Customers

The Company markets its products worldwide primarily through a direct sales staff and through electronics distributors to a broad range of customers in diverse industries. The Company sells to over 15,000 Original Equipment Manufacturer (“OEM”) customers directly and/or through the sales distributor channel.  Distributor and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements.  The Company’s primary domestic distributor, Arrow Electronics, accounted for 11% of revenues during fiscal year 2010 and 11% of accounts receivable as of fiscal year 2010 year-end; 12% of revenues during fiscal year 2009 and 16% of accounts receivable as of fiscal year 2009 year-end; and 12% of revenues during fiscal year 2008 and 13% of accounts receivable as of fiscal year 2008 year-end.  Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of revenues for fiscal years 2010, 2009 or 2008. In addition to Arrow, there was one large contract manufacturer for multiple OEM customers that accounted for 10% of accounts receivable as of fiscal year 2010 year-end. No other distributor or customer accounted for 10% or more of accounts receivable as of fiscal year 2009 and 2008 year-ends.

The Company’s products typically require a sophisticated technical sales effort.  The Company's sales organization is divided into domestic and international regions. The Company’s sales offices located in the United States are in the following metropolitan areas: Chicago, Cleveland, Detroit, Minneapolis, Boston, Philadelphia, Sacramento, San Jose, Denver, Portland, Seattle, Austin, Dallas, Houston, Raleigh, Irvine, Los Angeles, Phoenix and San Diego.  Internationally, the Company has sales offices in: Ascheberg, Helsinki, London, Milan, Munich, Paris, Stockholm, Stuttgart, Sydney, Beijing, Hong Kong, Nagoya, Osaka, Seoul, Shanghai, Shenzhen, Singapore, Taipei, Tokyo, Montreal, Ottawa, Toronto, Calgary and Vancouver.

The Company has agreements with one independent sales representative in the United States and one in South America.  Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with five independent distributors in North America, ten in Europe, three in China, eight in Japan, two in Taiwan, two in India, and one each in Korea, Singapore, Malaysia, Thailand, South Africa, Philippines, Israel, Brazil, Australia, and New Zealand.

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

During fiscal years 2010, 2009 and 2008, international revenues were $841.8 million or 72% of revenues, $679.2 million or 70% of revenues, and $828.3 million or 70% of revenues, respectively. Because the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates.  During fiscal years 2010, 2009 and 2008, domestic revenues were $328.2 million or 28% of revenues, $289.3 million or 30% of revenues, and $346.8 million or 30% of revenues, respectively.

The Company’s backlog of released and firm orders was approximately $249.7 million at June 27, 2010 as compared with $88.4 million at June 28, 2009.  The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months.  Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty.  Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month.   Also, the Company’s agreements with certain domestic distributors provide for price protection.  Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

In the operating history of the Company, seasonality of business has not been a material factor, although the results of operations for the first fiscal quarter of each year are impacted slightly by customary summer holidays, particularly in Europe.  However, this impact is slightly offset by the holiday build period of certain products.

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

Process Families	Benefits/ Market Advantages	Product Application
P-Well SiGate CMOS	General purpose, stability	Switches, filters, data conversion,
chopper amplifiers
N-Well SiGate CMOS	Speed, density, stability	Switches, data conversion
Bi-CMOS	Speed, density, stability, flexibilities	Data conversion, power controller, battery
management
High Power Bipolar	Power (100 watts), high current (10 amps)	Linear and smart power products,
switching regulators
Low Noise Biploar	Precision, low current, low noise, high gain	Op amps, voltage references
High Speed Bipolar	Fast, wideband, video high data rate	Op amps, video, comparators,
switching regulators
JFETS	Speed, precision, low current	Op amps, switches, sample and hold
Rad-Hard	Total dose radiation hardened	All space products
Complementary Bipolar	Speed, low distortion, precision	Op amps, video amps, converters
CMOS/Thin Films	Stability, precision	Filters, data conversion
High Voltage CMOS	High voltage general purpose compatible	Switches, chopper amplifiers
with Bipolar
Bipolar/Thin Films	Precision, stability, matching	Converters, amplifiers
RF Bipolar	High speed, low power	RF wireless, high speed data communications

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

The majority of processed wafers are sent to the Company’s assembly facility in Penang, Malaysia and a small portion are sent to offshore independent assembly subcontractors. The Penang facility opened in fiscal year 1995 and currently services approximately 85% to 95% of the Company’s assembly requirements for plastic packages. The Company’s primary assembly subcontractors are UTAC, located in Thailand; and Carsem Sdn, located in Malaysia. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

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

Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal year 2011.

Patents, Licenses and Trademarks

The Company has been awarded 541 United States and international patents and has considerable pending and published patent applications outstanding. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

As of June 27, 2010, the Company had 1,047 employees involved in research, development and engineering related functions, as compared to 1,023 employees at the end of fiscal year 2009.  The Company has remote design centers throughout the United States, Singapore and Germany as part of the Company’s strategy of obtaining and retaining analog engineering design talent.  For fiscal years 2010, 2009 and 2008, the Company spent approximately $199.0 million, $185.8 million and $197.1 million, respectively, on R&D.  The increase in R&D expenses in fiscal year 2010 over fiscal year 2009 was primarily due to an increase in employee stock-based compensation and profit sharing expenses.

Government Contracts

The Company currently has no material U.S. Government contracts.

Employees

As of June 27, 2010, the Company had 4,191 employees, including 429 in marketing and sales, 1,047 in research, development and engineering related functions, 2,609 in manufacturing and production, and 106 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

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

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of August 1, 2010, are as follows:

Name	Age	Position

Robert H. Swanson, Jr.	71	Executive Chairman of the Board of Directors
Lothar Maier	55	Chief Executive Officer
Paul Chantalat	60	Vice President Quality and Reliability
Paul Coghlan	65	Vice President of Finance and Chief Financial Officer; Secretary
Robert C. Dobkin	66	Vice President of Engineering and Chief Technical Officer
Alexander R. McCann	44	Vice President and Chief Operating Officer
Richard Nickson	60	Vice President of North American Sales
David A. Quarles	44	Vice President of International Sales
Donald Paulus	53	Vice President and General Manager, D Power Products
Steve Pietkiewicz	50	Vice President and General Manager, S Power Products
Robert Reay	49	Vice President and General Manager, Mixed Signal Products
Erik M. Soule	46	Vice President and General Manager, Signal Conditioning Products

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

During fiscal year 2010, 72% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, or the response to any of the foregoing by the United States and other major countries.

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

As of June 27, 2010, we have debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $395.8 million aggregate principal amount of our 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and collectively with the 2027A notes, the “Notes”).  Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Holders of the Notes have the right to require us to repurchase the Notes for cash on specified dates or upon the occurrence of a fundamental change. The first of these dates is November 1, 2010, at which time we intend to repurchase all of the outstanding $395.8 million principal amount (less any amounts repurchased by us in the open market prior to such time) of our 2027B Notes. We have the ability to repurchase the $395.8 million principal amount of the 2027B Notes on this date.

The $845.1 million principal amount of our 2027A Notes can be redeemed by us at any time on or after May 1, 2014.  We presently intend to repurchase the 2027A Notes on May 1, 2014, however, we may not have sufficient funds to repurchase the 2027A Notes in cash or have the ability to arrange necessary financing on acceptable terms. In addition, upon conversion of the 2027A Notes we will be required to make cash payments to the holders of the 2027A Notes equal to the lesser of the principal amount of the 2027A Notes being converted and the conversion value of those 2027A Notes.  Such payments could be significant, and we may not have sufficient funds to make them at such time.  Moreover, even if we do have sufficient funds to repurchase the 2027A Notes and make any additional required payments, doing so could reduce our working capital below levels that we believe are necessary or appropriate for the ongoing operation of our business.  In such case, we might be forced to raise additional financing at the time of the repurchase or thereafter until cash generated from operations can restore working capital to the desired level.

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

The risks referred to above primarily relate to the 2027A Notes whose $845.1 million principal amount can be redeemed by the Company at any time on or after May 1, 2014, or upon a fundamental change.

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

At June 27, 2010, the Company owned the major facilities described below:
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

The Company leases design facilities located in: Raleigh, North Carolina; Burlington, Vermont; Santa Barbara, California; Grass Valley, California; Phoenix, Arizona, and Dallas, Texas.  The Company leases sales offices in the United States in the areas of San Jose, Sacramento, Seattle, Denver, Philadelphia, Raleigh, Chicago, Detroit, Austin, Houston, Los Angeles, Irvine, San Diego, Minneapolis, Cleveland; and internationally in London, Stockholm, Helsinki, Ascheberg, Munich, Stuttgart, Paris, Milan, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai and Shenzhen.  See Note 11 of Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.  The Company believes that its existing facilities are suitable and adequate for its business purposes through fiscal year 2011.

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

In the California State Action, plaintiffs initially asserted claims against the individual defendants for breaching their, and aiding and abetting breaches of others’, fiduciary duty in connection with the alleged backdating of stock option grants between 1995 and 2002.  The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officers violated California insider trading laws.  The plaintiffs sought unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  On July 13, 2007, the Court sustained the Company’s demurrer, and granted plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

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

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The Court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  Subsequently, on December 31, 2009, the California plaintiffs filed a motion to lift the stay in the California State Action. On January 25, 2010, the individual defendants filed their opposition to this motion. On February 8, 2010, the Court issued an order denying the California plaintiffs’ motion to lift the stay.  The Court is continuing to monitor the progress of the Delaware Action.

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

On June 10, 2010, the officer and director defendants filed motions for summary judgment.  On August 6, 2010, the parties in the Delaware Action stipulated to an extension of time to file opposition and reply briefs, and related pleadings.   Opposition briefs and related pleadings are now due on August 24, 2010.  Reply briefs and related pleadings are now due on September 29, 2010.  Fact discovery has been completed, with the exception of the deposition of plaintiff’s employer which has not been scheduled, and expert discovery is complete.  No trial date has been set.

ITEM 4.                      (REMOVED AND RESERVED)

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

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended June 27, 2010.  In addition to the shares purchased in the table below, the Company also purchased a total of 369,876 shares in the first, second and third quarters of fiscal year 2010 for a total of 518,854 shares purchased in fiscal year 2010.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (1)
Month #1 (March 29, 2010 – April 25, 2010)	-	-	-	-
Month #2 (April 26, 2010 - May 23, 2010)	149,978	30.85	149,978	18,467,723
Month #3 (May 24, 2010 – June 27, 2010)	-	-	-	-
Total	149,978	30.85	149,978	18,467,723

 (1) On July 29, 2008 the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period.

Stock Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the S&P 500 and the Philadelphia Semiconductor Index for the period of five years commencing July 3, 2005 and ending June 27, 2010. The graph assumes that $100 was invested on July 3, 2005 in each of Linear Technology common stock, the S&P 500 Index, and the Philadelphia Semiconductor Index.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE FISCAL YEARS ENDED June 27, 2010	20103	20093	20083	20073	2006
In thousands, except per share amounts
Income statement information
Revenues	$1,169,988	$ 968,498	$1,175,153	$1,083,078	$1,092,977
Net income1	361,341	289,207	367,123	409,010	428,680
Basic earnings per share2	1.59	1.28	1.62	1.39	1.39
Diluted earnings per share2	1.58	1.28	1.60	1.37	1.36
Weighted average shares outstanding – Basic2	227,723	226,321	226,263	293,912	307,425
Weighted average shares outstanding – Diluted2	228,860	226,387	229,905	299,044	315,140
Balance sheet information
Cash, cash equivalents and marketable securities	$ 958,069	$ 868,711	$ 966,701	$ 633,307	$1,819,587
Total assets	1,590,718	1,421,529	1,583,889	1,218,857	2,390,895
Convertible senior notes1	1,159,886	1,280,617	1,532,640	1,500,545	-
Cash dividends per share	$ 0.90	$ 0.86	$ 0.78	$ 0.66	$ 0.50

1As adjusted for the adoption of authoritative accounting guidance for convertible debentures beginning in fiscal year 2010. Prior results have been retrospectively adjusted in accordance with such guidance.

2As adjusted for the adoption of authoritative accounting guidance for earnings per share beginning in fiscal year 2010. Prior results have been retrospectively adjusted in accordance with such guidance.

3The results for fiscal years 2010, 2009, 2008 and 2007 were impacted by the Company’s $3.0 billion Accelerated Stock Repurchase (“ASR”) transaction during the fourth quarter of fiscal year 2007.  The ASR transaction was funded by $1.3 billion of the Company’s own cash and $1.7 billion of convertible debt.  As a result, the Company’s fiscal years 2010, 2009, 2008 and 2007 results have both lower interest income and higher interest expense and consequently lower net income.  However, the transaction has been accretive to earnings per share as the outstanding shares used in the calculation of diluted EPS decreased by 83.3 million or approximately 27% due to the ASR.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Linear Technology Corporation is a manufacturer of high performance linear integrated circuits.  The Company generates revenue exclusively from the sale of analog integrated circuits.  The Company targets the high performance segment of the analog integrated circuit market. The Company was founded in 1981 and became a public company in 1986.  Linear Technology products include high performance amplifiers, comparators, voltage references, monolithic filters, linear regulators, DC-DC converters, battery chargers, data converters, communications interface circuits, RF signal conditioning circuits, µModule products, and many other analog functions.  Applications for Linear Technology’s high performance circuits include telecommunications, cellular telephones, networking products such as optical switches; notebook, tablet and desktop computers; computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and global positioning systems, complex medical devices, automotive electronics, factory automation, process control, military, space and harsh environment systems.

Quarterly revenues of $366.2 million achieved during the fourth quarter of fiscal year 2010 increased $54.8 million or 18% over the third quarter of fiscal year 2010 and increased 76% or $158.2 million over $208.0 million reported in the fourth quarter of fiscal year 2009.  Revenues for the fiscal year ended June 27, 2010 were $1.17 billion, an increase of $201.5 million or 21% over revenues of $968.5 million for fiscal year 2009.  The Company has recovered from the global economic downturn as third and fourth quarter revenues were record revenue quarters that exceeded pre-recessionary highs.  The Company showed improvements in each major geographical region and in most major end-markets. Fourth quarter operating income increased $40.4 million or 26% over the third quarter of fiscal year 2010 and increased $115.3 million or 146% over the fourth quarter of last year.  Net income of $124.5 million increased $23.9 million or 24% over the third quarter of fiscal year 2010 and increased $73.1 million or 142% over the fourth quarter of fiscal year 2009.  The fourth quarter of fiscal year 2010 included a non-cash loss of $10.5 million on the early retirement of debt.  Fourth quarter diluted earnings per share increased $0.10 cents per share over the third quarter of fiscal year 2010 and increased $0.31 cents per share over the fourth quarter of fiscal year 2009.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During fiscal years 2010 and 2009, the Company recognized approximately 15% and 16%, respectively, of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At June 27, 2010, the Company had approximately $41.6 million of deferred revenue and $7.9 million of deferred cost of sales recognized as $33.7 million of “Deferred income on shipments to distributors.” At June 28, 2009, the Company had approximately $34.7 million of deferred revenue and $6.2 million of deferred cost of sales recognized as $28.5 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment, as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company were to have a significant reduction in distributor price or grant significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have ranged from $2.2 million to $3.2 million per quarter.

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

Stock-Based Compensation

The Company uses the Black-Scholes valuation model to determine the fair value of its stock options at the date of grant.  The stock options’ fair value is then amortized straight-line over the vesting period, which is generally five years. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term, stock price volatility, dividend yields and risk free interest rates that determine the stock options fair value. Higher volatility and longer expected terms result in a proportional increase to stock-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate do not have as significant an effect on the calculation of fair value. As a result, if factors change and the Company’s estimates of volatility and expected term were to increase or decrease, the Company’s stock-based compensation expense could be materially different in the future.  In addition, if deferred taxes based on the Black-Scholes valuation are greater than or less than the gain on the sale of the associated stock option, the Company’s income tax expense could increase or decrease.

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

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in the authoritative accounting literature. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes.  The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. Refer to Note 10 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion of current tax matters.

Results of Operations

The table below presents the income statement items as a percentage of revenues and provides the percentage change of such items compared to the prior fiscal year amount.

	Fiscal Year Ended			Percentage Change
	June 27,	June 28,	June 29,	2010 Over	2009 Over
	2010	20091	20081	2009	2008

Revenues	100.0%	100.0%	100.0%	21%	(18%)
Cost of sales	23.0	24.6	22.7	13	(11)
Gross profit	77.0	75.4	77.3	23	(20)
Expenses:
Research & development	17.0	19.2	16.8	7	(6)
Selling, general & administrative	11.8	13.3	12.1	8	(10)
Restructuring	-	0.4	-	-	-
	28.8	32.9	28.9	6	(6)
Operating income	48.2	42.5	48.4	37	(28)
Interest expense	(6.5)	(8.6)	(7.6)	(9)	(8)
Interest income	1.1	2.4	2.5	(44)	(24)
(Loss) gain on early retirement of
convertible senior notes	(0.9)	1.7	-	-	-
Income before income taxes	41.9%	38.0%	43.3%	33	(28)
Tax rate	26.3%	21.6%	27.9%

1As adjusted for the adoption of authoritative accounting guidance for convertible debentures beginning in fiscal year 2010. Prior results have been retrospectively adjusted in accordance with such guidance.

Revenue for the fiscal year ended June 27, 2010 was $1.17 billion, an increase of $201.5 million or 21% over revenue of $968.5 million for fiscal year 2009.  The increase in revenue was primarily due to the rapid recovery from the recent global economic downturn.  The Company’s revenues improved in each major geographical region and in most major end-markets.  The average selling price (“ASP”) for fiscal year 2010 increased to $1.60 per unit compared to $1.51 per unit in fiscal year 2009.  Geographically, international revenues were $841.8 million or 72% of revenues for the fiscal year ended June 27, 2010, an increase of $162.6 million as compared to international revenues of $679.2 million or 70% of revenues for the same period in the previous fiscal year.  Internationally, sales to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $465.6 million or 40% of revenues, while sales to Europe and Japan were $203.3 million or 17% of revenues and $172.9 million or 15% of revenues, respectively.  Domestic revenues were $328.2 million or 28% of revenues for the fiscal year ended June 27, 2010, an increase of $38.9 million over domestic revenues of $289.3 million or 30% of revenues in fiscal year 2009.

Revenue for the fiscal year ended June 28, 2009 was $968.5 million, a decrease of $206.7 million or 18% from revenue of $1,175.2 million for fiscal year 2008.  The decrease in revenue was primarily due to lower domestic and international sales as a result of the global recession.  The recession impacted all of the Company’s major end-markets, particularly the Company’s automotive and cell phone end-markets. The ASP for fiscal year 2009 decreased slightly to $1.51 per unit compared to $1.56 per unit in fiscal year 2008.  Geographically, international revenues were $679.2 million or 70% of revenues for the fiscal year ended June 28, 2009, a decrease of $149.1 million as compared to international revenues of $828.3 million or 70% of revenues for fiscal year 2008.  Internationally, sales to ROW represented $390.3 million or 40% of revenues, while sales to Europe and Japan were $166.9 million or 17% of revenues and $122.0 million or 13% of revenues, respectively.  Domestic revenues were $289.3 million or 30% of revenues for the fiscal year ended June 28, 2009, a decrease of $57.5 million from domestic revenues of $346.8 million or 30% of revenues in fiscal year 2008.

During the global economic downturn in fiscal year 2009 and the beginning of fiscal year 2010, the Company cut variable costs aggressively in order to maintain its strong operating margins while faced with steep revenue declines.  These measures included weekly plant closures, mandatory vacation, reductions in base-pay, reductions in profit sharing, modest employee terminations and reductions in non-compensation related discretionary spending.  The Company removed the above mentioned austerity measures throughout fiscal year 2010 as the Company’s revenues improved.  There were no factory closures during the second-half of fiscal year 2010 and the 10% reduction in base pay that occurred during the fourth quarter of fiscal year 2009 was gradually reinstated during fiscal year 2010.  Accordingly, compensation and other costs increased in the cost of sales and operating expense line items, although to a lesser degree than revenues increased.

Gross profit for the fiscal year ended June 27, 2010 was $900.9 million, an increase of $170.3 million or 23% over gross profit of $730.6 million in fiscal year 2009.  Gross profit as a percentage of revenues increased to 77% of revenues in fiscal year 2010 as compared to 75.4% of revenues in fiscal year 2009.  The increase in gross profit as a percentage of revenues in fiscal year 2010 was primarily due to spreading fixed costs over a higher sales base and slightly improved ASPs. Partially offsetting these improvements to gross profit as a percentage of revenues were increases in employee profit sharing and stock-based compensation expense.

Gross profit for the fiscal year ended June 28, 2009 was $730.6 million, a decrease of $177.5 million or 20% from gross profit of $908.1 million in fiscal year 2008.  Gross profit as a percentage of revenues was 75.4% of revenues in fiscal year 2009 as compared to 77.3% of revenues in fiscal year 2008.  The decrease in gross profit as a percentage of revenues in fiscal year 2009 was primarily due to spreading fixed costs over a lower sales base and inefficiencies resulting from temporary plant shutdowns. These decreases were partially offset by lower employee profit sharing and lower labor costs as a result of the temporary salary reduction and the reduction in workforce.

Research and development (“R&D”) expense for the fiscal year ended June 27, 2010 was $199.0 million, an increase of $13.2 million or 7% over R&D expense of $185.8 million in fiscal year 2009.  The increase in R&D expenses was primarily due to a $9.2 million increase in employee profit-sharing and a $4.1 million increase in stock-based compensation.  In addition, the increase in R&D expense was due to a $0.7 million increase in compensation costs as a result of the gradual elimination of the above mentioned austerity measures.  Offsetting these increases to R&D expense was a $0.8 million decrease in other R&D expenses such as mask costs.

R&D expense for the fiscal year ended June 28, 2009 was $185.8 million, a decrease of $11.2 million or 6% over R&D expense of $197.1 million in fiscal year 2008.  The decrease in R&D expenses was primarily due to a $7.1 million decrease in employee profit sharing. In addition, compensation costs decreased $3.9 million as employees were required to take approximately 5.5 weeks of vacation or time-off without pay during the fiscal year and due to the reductions in workforce that occurred during the second and fourth quarters of fiscal year 2009. The decrease in R&D expense was also due to a $2.2 million decrease in other R&D expenses such as software and equipment maintenance fees.  Partially offsetting these decreases to R&D expenses was a $2.0 million increase in stock-based compensation expense.

Selling general and administrative (“SG&A”) expense for the fiscal year ended June 27, 2010 was $138.5 million, an increase of $9.7 million or 8% over SG&A expense of $128.8 million in fiscal year 2009.  The increase in SG&A expenses was primarily due to a $6.6 million increase in employee profit sharing and a $1.9 million increase in stock-based compensation.  In addition, the increase in SG&A expense was due to a $2.9 million increase in compensation costs as a result of the gradual elimination of the above mentioned austerity measures and an increase to the sales commission expense in response to higher sales.  Offsetting these increases to SG&A expense was a $1.7 million decrease in other SG&A expenses such as legal and advertising costs.

SG&A expense for the fiscal year ended June 28, 2009 was $128.8 million, a decrease of $13.6 million or 10% from SG&A expense of $142.4 million in fiscal year 2008.  The decrease in SG&A expenses was primarily due to a $5.2 million decrease in employee profit sharing. In addition, compensation costs decreased $2.2 million as employees were required to take approximately 5.5 weeks of vacation or time-off without pay during the fiscal year and due to reductions in workforce that occurred during the second and fourth quarters of fiscal year 2009. Other SG&A expenses such as legal cost decreased $5.1 million as well as advertising costs which decreased $2.1 million.  Partially offsetting these decreases was a $1.6 million increase in stock-based compensation expense.

Interest expense for the fiscal year ended June 27, 2010 was $75.4 million, a decrease of $7.6 million from $83.0 million in fiscal year 2009.  The decrease in interest expense was primarily due to the retirement of $294.4 million principal amount of the Company’s 3.125% Convertible Senior Notes during fiscal year 2009 and partially due to the retirement of $154.9 million principal amount of the Company’s 3.0% Convertible Senior Notes during the fourth quarter of fiscal year 2010.

Interest expense for the fiscal year ended June 28, 2009 was $83.0 million, a decrease of $6.9 million from interest expense of $89.9 million in fiscal year 2008.  The decrease in interest expense was primarily due to the purchase and retirement of $294.4 million face value of the Company’s 3.125% Convertible Senior Notes during fiscal year 2009.

Interest income for the fiscal year ended June 27, 2010 was $12.8 million, a decrease of $10.2 million or 44% from interest income of $23.0 million in fiscal year 2009.  Interest income decreased due to a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balances.

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

The Company’s effective tax rate was 26.3% in fiscal year 2010 compared to 21.6% in fiscal year 2009.  The increase in the effective tax rate from fiscal year 2009 to fiscal year 2010 was primarily due to lower tax benefits from domestic manufacturing, R&D and tax-exempt interest income offset partially by an increase in earnings from foreign subsidiaries with lower income tax rates.  The Company’s annual effective tax rate for the fiscal year 2010 was 27.5% exclusive of discrete items.  Quarterly discrete items that lowered the effective tax rate to 26.3% included the reversal of income tax reserves for state audit settlements and the expiration of open auditable tax years in a foreign jurisdiction.  The Company’s estimated annual effective tax rate for fiscal year 2011, excluding quarterly discrete tax items if any, is 27.5%.

The Company’s effective tax rate was 21.6% in fiscal year 2009 compared to 27.9% in fiscal year 2008.  In fiscal year 2009 the Company’s annual effective tax rate was 27.5% exclusive of quarterly discrete items.  The decrease in the effective tax rate from fiscal year 2008 to fiscal year 2009 is primarily the result of the reinstatement of the federal R&D tax credit legislation during the second quarter of fiscal year 2009 and higher tax benefits for domestic manufacturing.  The Company’s tax rate also decreased due to quarterly discrete tax benefits related to an agreement with the IRS to effectively settle certain disputed extraterritorial income (“ETI”) export benefits claimed during fiscal years 2002 through 2006; prior year tax benefits realized in fiscal year 2009 resulting from the reinstatement of the federal R&D tax credit; and prior year domestic manufacturing tax benefits.

The Company’s effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through August 2011 which the Company expects to extend if certain conditions are met. In addition, the Company receives tax benefits primarily from non-taxable interest income, domestic manufacturing and R&D tax credits.

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

The Company achieved its second consecutive quarter of record quarterly revenues by growing 18% over the third quarter of fiscal 2010 while revenue for fiscal year 2010 grew 21% over the prior year.  The Company’s revenue growth has been broad-based across all geographic regions and most end-markets, most notably in the automotive, industrial and computer end-markets.  The Company believes that new programs at both new and existing customers as-well-as expanding end-customer demand at continuing programs have been the primary catalyst for the current revenue growth.  The Company has continued to closely manage expenses; as a result operating margin improved through-out fiscal year 2010.  The Company’s book-to-bill ratio remained firmly positive and orders continue to be strong through the beginning of the first quarter of fiscal year 2011.  Although the first fiscal quarter is traditionally a slower growth quarter for the Company, the Company expects to grow revenues in the 4% to 7% range sequentially for the first quarter of fiscal 2011 over the fourth quarter of fiscal 2010.

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

Liquidity and Capital Resources

At June 27, 2010, cash, cash equivalents and marketable securities totaled $958.1 million an increase of $89.4 million over the June 28, 2009 balance. The increase was primarily due to positive cashflow from operations of $492.5 million offset by cash outflows of $164.0 million to purchase and retire $164.7 million face value of Convertible Senior Notes; $205.1 million for the payment of cash dividends, representing $0.90 per share for the fiscal year; $38.3 million for capital asset additions; and $14.7 million to purchase common stock.  The Company’s working capital was $681.8 million at June 27, 2010.

The Company’s accounts receivable balance of $176.9 million at the end of fiscal year 2010 increased $81.4 million over the balance at the end of fiscal year 2009.  The increase is primarily due to higher shipments in the fourth quarter of fiscal year 2010 compared to the fourth quarter of the previous fiscal year.  Inventory totaled $54.0 million at the end of the fourth quarter of fiscal year 2010, an increase of $1.5 million over the end of the fourth quarter of fiscal year 2009. The increase in inventory was primarily due to increased capacity to support higher revenue levels.

Other non-current assets decreased $4.5 million primarily due to the amortization of offering fees related to the Convertible Senior Notes and the amortization of certain technology licenses.  Net property, plant and equipment decreased $1.4 million during fiscal year 2010. Additions totaled $38.3 million primarily due to the purchase of production equipment offset by depreciation of $39.7 million.

Accrued payroll and related benefits totaled $80.8 million at the end of fiscal year 2010, an increase of $36.5 million over the fourth quarter of fiscal year 2009.  The increase is primarily due to an increase to the Company’s profit sharing accrual.  The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters.  Deferred income on shipments to distributors increased by $5.2 million over the fourth quarter of fiscal year 2009 primarily due to distributors increasing their inventories in response to the economic recovery. Income taxes payable totaled $19.6 million at the end of fiscal year 2010, an increase of $9.9 million over the fourth quarter of fiscal year 2009 primarily due to an increase in the Company’s tax provision offset by quarterly tax payments.

In July 2010, the Company’s Board of Directors declared a cash dividend of $0.23 per share.  The $0.23 per share dividend will be paid on August 25, 2010 to stockholders of record on August 13, 2010.  The payment of future dividends will be based on financial performance.

Historically, the Company has satisfied its quarterly liquidity needs through cash generated from operations.  Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the foreseeable future.  The Company presently intends to use a portion of its cash and marketable securities to redeem the remaining outstanding $395.8 million principal amount of the 3.125% Convertible Senior Notes in November 2010 when they become puttable and callable.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at June 27, 2010 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.
(In thousands)	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015 and thereafter
Operating lease obligations (1)	$ 2,600	$ 1,500	$ 900	$ 600	$ 2,000
3.0% convertible debentures – principal and interest (2)	25,353	25,353	25,353	870,441	-
3.125% convertible debentures – principal and interest (3)	402,013	-	-	-	-
Total	$ 429,966	$ 26,853	$ 26,253	$ 871,041	$ 2,000

(1)
The Company leases some of its facilities under noncancelable operating leases that expire at various dates through fiscal 2057.  See Note 11. of Notes to Consolidated Financial Statement contained in the Annual Report on Form 10-K for additional information about operating leases.

(2)
In April 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027. The Company pays cash interest at an annual rate of 3.0% payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2007. The Company has purchased and retired $154.9 million face value of the 3.0% Convertible Senior Notes. The Company may redeem the remaining outstanding $845.1 million principal amount of the 3.00% Convertible Senior Notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 3.00% Convertible Senior Notes for cash on specified dates or upon a fundamental change.

(3)
In April 2007, the Company issued $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027. The Company pays cash interest at an annual rate of 3.125% payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2007. The Company has purchased and retired $304.2 million face value of the 3.125% Convertible Senior Notes. The Company may redeem the remaining outstanding $395.8 million principal amount of the 3.125% Convertible Senior Notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 3.125% Convertible Senior Notes for cash on specified dates or upon a fundamental change.   The Company presently intends to redeem the remaining outstanding $395.8 million principal on November 1, 2010.

Off-Balance Sheet Arrangements

As of June 27, 2010, the Company had no off-balance sheet financing arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s cash equivalents and marketable securities are subject to market risk, primarily interest rate and credit risk.  The Company’s investments are managed by outside professional managers within investment guidelines set by the Company.  Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.  The Company does not use derivative financial instruments in its investment portfolio. Based upon the weighted average duration of the Company’s investments at June 27, 2010, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company’s investments totaling approximately $3.8 million.  However, because the Company’s debt securities are classified as available-for-sale, no gains or losses are recognized by the Company in its results of operations due to changes in interest rates unless such securities are sold prior to maturity.  These investments are reported at fair value with the related unrealized gains or losses reported in accumulated other comprehensive income, a component of stockholders’ deficit. The Company generally holds securities until maturity. The Company’s sales outside the United States are transacted in U.S. dollars; accordingly, the Company’s sales are not generally impacted by foreign currency rate changes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

THREE YEARS ENDED JUNE 27, 2010	2010	2009*	2008*

Revenues	$ 1,169,988	$ 968,498	$ 1,175,153
Cost of sales(1)	269,076	237,868	267,005
Gross profit	900,912	730,630	908,148

Expenses:
Research and development (1)	198,957	185,843	197,089
Selling, general and administrative(1)	138,544	128,804	142,395
Restructuring	-	3,907	-
	337,501	318,554	339,484

Operating income	563,411	412,076	568,664

Interest expense(2)	(75,356)	(83,011)	(89,887)
Interest income	12,814	22,954	30,082
(Loss) gain on early retirement of
convertible senior notes(3)	(10,458)	16,882	-
Income before income taxes	490,411	368,901	508,859
Provision for income taxes	129,070	79,694	141,736

Net income	$ 361,341	$ 289,207	$ 367,123

Basic earnings per share	$ 1.59	$ 1.28	$ 1.62
Shares used in the calculation of basic
earnings per share	227,723	226,321	226,263

Diluted earnings per share	$ 1.58	$ 1.28	$ 1.60
Shares used in the calculation of diluted
earnings per share	228,860	226,387	229,905

Cash dividends per share	$ 0.90	$ 0.86	$ 0.78

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$ 9,082	$ 8,328	$ 7,862
Research and development	39,130	35,039	32,743
Selling, general and administrative	21,708	19,836	18,261
(2) Amortization of debt discount (non-cash interest
expense)	29,003	30,738	32,095
(3) Non-cash charge on early retirement of convertible
senior notes	10,458	7,370	-

* As adjusted for the adoption of authoritative accounting guidance for convertible debentures and earnings per share beginning in fiscal year 2010. Prior results have been retrospectively adjusted in accordance with such guidance. See “Note 1. Recently Adopted Accounting Standards” for further information.

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

JUNE 27, 2010 AND JUNE 28, 2009	2010	2009*
Assets
Current assets:
Cash and cash equivalents	$295,854	$217,018
Marketable securities	662,215	651,693
Accounts receivable, net of allowance for
doubtful accounts of $2,043 ($1,790 in 2009)	176,874	95,434
Inventories:
Raw materials	5,430	3,343
Work-in-process	39,799	38,612
Finished goods	8,815	10,576
Total inventories	54,044	52,531
Deferred tax assets	38,689	37,628
Prepaid expenses and other current assets	36,625	34,947
Total current assets	1,264,301	1,089,251
Property, plant and equipment, at cost:
Land, buildings and improvements	228,654	216,561
Manufacturing and test equipment	527,230	506,824
Office furniture and equipment	3,789	3,792
	759,673	727,177
Accumulated depreciation and amortization	(502,638)	(468,752)
Net property, plant and equipment	257,035	258,425
Other non-current assets	69,382	73,853
Total assets	$1,590,718	$1,421,529

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$21,235	$10,531
Accrued payroll and related benefits	80,796	44,250
Deferred income on shipments to distributors	33,700	28,497
Income taxes payable	19,615	9,718
Other accrued liabilities	34,238	32,345
Convertible senior notes-current portion(1)	392,926	-
Total current liabilities	582,510	125,341
Deferred tax liabilities	108,665	107,514
Convertible senior notes(1)	766,960	1,280,617
Other long-term liabilities	92,798	94,394
Total liabilities	1,552,346	1,607,866
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 2,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized;
224,231 and 222,276 shares issued and outstanding at June
27, 2010 and June 28, 2009, respectively	224	222
Additional paid-in capital	1,331,664	1,246,870
Accumulated other comprehensive income, net of tax	1,974	5,095
Accumulated deficit	(1,294,077)	(1,438,524)
Total stockholders’ equity (deficit)	39,785	(186,337)
Total liabilities and stockholders’ equity (deficit)	$1,590,718	$1,421,529

* As adjusted for the adoption of authoritative accounting guidance for convertible debentures beginning in fiscal year 2010. Prior results have been retrospectively adjusted in accordance with such guidance. See “Note 1. Recently Adopted Accounting Standards” for further information.

(1) Principal owed on Convertible Senior Notes at June 27, 2010 and June 28, 2009 was $1,241 million and $1,406 million, respectively, due to the above amounts including non-cash adjustments of $81 million and $125 million due to the adoption of accounting guidance for convertible debentures beginning in fiscal year 2010.

                                                              See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

THREE YEARS ENDED JUNE 27, 2010	2010	2009*	2008*

Cash flow from operating activities:
Net income	$ 361,341	$ 289,207	$ 367,123
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	45,489	47,982	48,140
Tax (deficit) benefit received on employee
stock transactions	(996)	(1,652)	9,514
Stock-based compensation	69,920	63,203	58,866
Gain on sale of investment	-	-	(2,106)
Loss (gain) on early retirement of convertible senior notes	10,458	(16,882)	-
Amortization of convertible senior notes discount	29,003	30,738	32,095
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(81,440)	66,018	(30,906)
(Increase) decrease in inventories	(1,513)	3,486	(4,942)
(Increase) decrease in prepaid expenses, other
current assets and deferred tax assets	(3,019)	8,967	(929)
(Increase) decrease in long-term assets	(2,598)	3,042	(1,345)
Increase (decrease) in accounts payable,
accrued payroll and other accrued liabilities	41,364	(39,975)	16,720
Increase (decrease) in deferred income on
shipments to distributors	5,203	(9,280)	(2,169)
Increase (decrease) in income taxes payable	13,082	(28,481)	38,773
Increase in long-term liabilities	6,183	225	1,495

Cash provided by operating activities	492,477	416,598	530,329

Cash flow from investing activities:
Purchase of marketable securities	(706,167)	(317,512)	(1,093,979)
Proceeds from sale and maturities of available-for-sale securities	690,770	489,333	756,625
Purchase of property, plant and equipment	(38,342)	(39,130)	(35,269)
Purchase of long-term investment	-	-	(980)
Proceeds from sale of investment	-	-	16,486

Cash (used in) provided by investing activities	(53,739)	132,691	(357,117)

Cash flow from financing activities:
Excess tax benefits received on employee
stock transactions	-	70	12,718
Issuance of common stock under employee stock plans	23,836	12,338	82,413
Retirement of convertible senior notes	(163,964)	(270,104)	-
Purchase of common stock	(14,671)	(29,116)	(98,964)
Payment of cash dividends	(205,103)	(194,680)	(176,652)

Cash used in financing activities	(359,902)	(481,492)	(180,485)

Increase (decrease) in cash and cash equivalents	78,836	67,797	(7,273)
Cash and cash equivalents, beginning of year	217,018	149,221	156,494

Cash and cash equivalents, end of year	$ 295,854	$ 217,018	$ 149,221

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$ 118,254	$ 102,291	$ 90,226
Cash paid for interest expense	$ 42,370	$ 47,420	$ 54,438

* As adjusted for the adoption of authoritative accounting guidance for convertible debentures beginning in fiscal year 2010. Prior results have been retrospectively adjusted in accordance with such guidance. See “Note 1. Recently Adopted Accounting Standards” for further information.

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except per share amounts)
THREE YEARS ENDED JUNE 27, 2010			Additional	Accumulated Other	Retained Earnings	Total
	Common Stock		Paid-In	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital*	Income	Deficit)*	Equity (Deficit)*
Balance at July 1, 2007	229,655	$ 229	$ 1,032,299	$ (647)	$(1,612,118)	($ 580,237)
Cumulative effect adjustments,
net of ($3,038) tax effect:
Adoption of EITF-06-2	-	-	-	-	(5,173)	(5,173)
Adoption of FIN 48	-	-	-	-	1,613	1,613
Issuance of common stock for cash
under employee stock option, restricted stock
and stock purchase plans	5,927	6	82,407	-	-	82,413
Tax benefit from stock transactions	-	-	22,232	-	-	22,232
Purchase and retirement of common stock	(14,074)	(14)	(15,373)	-	(83,577)	(98,964)
Cash dividends - $0.78 per share	-	-	-	-	(176,652)	(176,652)
Stock-based compensation	-	-	58,866	-	-	58,866
Comprehensive income:
Unrealized gain on available-for- sale
investments, net of $663 tax effect	-	-	-	2,099	-	2,099
Net income	-	-	-	-	367,123	367,123
Comprehensive income	-	-	-	-	-	369,222
Balance at June 29, 2008	221,508	221	1,180,431	1,452	(1,508,784)	(326,680)
Issuance of common stock for cash
under employee stock option, restricted stock
and stock purchase plans	1,782	2	12,336	-	-	12,338
Tax (deficit) from stock transactions	-	-	(1,582)	-	-	(1,582)
Purchase and retirement of common stock	(1,014)	(1)	(4,848)	-	(24,267)	(29,116)
Early extinguishment of convertible senior notes	-	-	(2,670)	-	-	(2,670)
Cash dividends - $0.86 per share	-	-	-	-	(194,680)	(194,680)
Stock-based compensation	-	-	63,203	-	-	63,203
Comprehensive income:
Unrealized gain on available-for- sale
investments, net of $3,054 tax effect	-	-	-	3,643	-	3,643
Net income	-	-	-	-	289,207	289,207
Comprehensive income	-	-	-	-	-	292,850
Balance at June 28, 2009	222,276	222	1,246,870	5,095	(1,438,524)	(186,337)
Issuance of common stock for cash
under employee stock option, restricted stock
and stock purchase plans	2,474	3	23,833	-	-	23,836
Tax (deficit) from stock transactions	-	-	(996)	-	-	(996)
Purchase and retirement of common stock	(519)	(1)	(2,879)	-	(11,791)	(14,671)
Early extinguishment of convertible senior notes	-	-	(5,084)	-	-	(5,084)
Cash dividends - $0.90 per share	-	-	-	-	(205,103)	(205,103)
Stock-based compensation	-	-	69,920	-	-	69,920
Comprehensive income:
Unrealized gain (loss) on available-for- sale
investments, net of $2,063 tax effect	-	-	-	(3,121)	-	(3,121)
Net income	-	-	-	-	361,341	361,341
Comprehensive income	-	-	-	-	-	358,220
Balance at June 27, 2010	224,231	$ 224	$ 1,331,664	$1,974	($1,294,077)	$ 39,785

* As adjusted for the adoption of authoritative accounting guidance for convertible debentures beginning in fiscal year 2010. Prior results have been retrospectively adjusted in accordance with such guidance.
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Significant Accounting Policies

Description of Business

Linear Technology Corporation (together with its consolidated subsidiaries, “Linear Technology” or the “Company”) designs, manufactures and markets a broad line of standard high performance linear integrated circuits.  The Company’s products include high performance amplifiers, comparators, voltage references, monolithic filters, linear regulators, DC-DC converters, battery chargers, data converters, communications interface circuits, RF signal conditioning circuits, µModule products, and many other analog functions.  Applications for Linear Technology’s high performance circuits include telecommunications, cellular telephones, networking products such as optical switches; notebook, tablet and desktop computers; computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and global positioning systems, complex medical devices, automotive electronics, factory automation, process control, military, space and other harsh environment systems.  The Company is a Delaware corporation; it was organized and incorporated in California in 1981.

Basis of Presentation

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30.  Fiscal years 2010, 2009 and 2008 were 52-week years.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant inter-company accounts and transactions.  Accounts denominated in foreign currencies have been translated using the U.S. dollar as the functional currency.

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ materially from those estimates.

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

ASC 470-20-10 to 35 specifies that issuers of convertible debt instruments such as the Notes, should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt instrument.  The liability component is recognized as the fair value of a similar instrument that does not have a conversion feature at the time of issuance.  The equity component is based on the excess of the principal amount of the Notes over the fair value of the liability component, after adjusting for the deferred tax impact.  Such excess represents the estimated fair value of the conversion feature and is recorded as additional paid-in capital. The Company’s 2027A notes and 2027B notes were issued at coupon rates of 3.00% and 3.125%, respectively, which were below that of similar instruments that do not have conversion features (5.69% and 5.35%, respectively.)  Therefore, the valuation of the debt component resulted in a discounted carrying value of the Notes compared to the principal amounts.  This debt discount is amortized as additional non-cash interest expense over the expected life of the debt, which are seven years for the 2027A notes and 3.5 years for the 2027B notes.  The consolidated balance sheet at June 28, 2009, the consolidated statements of income for the fiscal year ended June 28, 2009 and June 29, 2008, and the consolidated statements of cash flows for the fiscal year ended June 28, 2009 and June 29, 2008 have been retrospectively adjusted in accordance with ASC 470-20-10 to 35.  See “Note 6. Convertible Senior Notes” for further information relating to the adoption of ASC 470-20-10 to 35.

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

The effect of the retrospective adoption of ASC 470-20-10 to 35 on individual line items on the Company’s consolidated statements of income for fiscal years 2009 and 2008 was as follows:

In thousands, excepts per share amounts	June 28, 2009				June 29, 2008
	As Previously Reported	Adjustments		As Adjusted	As Previously Reported	Adjustments		As Adjusted
Interest expense	$ 52,273	$ 30,738		$ 83,011	$ 57,792	$ 32,095		$ 89,887
Gain on early
retirement of
convertible
senior notes	24,252	(7,370)		16,882	-	-		-

Provision for
income taxes	93,499	(13,805)		79,694	153,341	(11,605)		141,736

Net income	313,510	(24,303)		289,207	387,613	(20,490)		367,123

Basic earnings
per share	1.41	(0.13)	*	1.28	1.74	(0.12)	*	1.62

Diluted earnings
per share	1.41	(0.13)	*	1.28	1.71	(0.11)	*	1.60

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

The effect of the retrospective adoption of ASC 260-10-45 to 65 on individual line items on the Company’s consolidated statements of income for fiscal years 2009  and 2008 was as follows:

In thousands	June 28, 2009			June 29, 2008
	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Shares used in the
calculation of
basic earnings
per share	221,767	4,554	226,321	222,232	4,031	226,263

Shares used in the
calculation of
diluted
earnings per
share	222,461	3,926	226,387	226,257	3,248	229,505

Cash Equivalents and Marketable Securities

Cash equivalents are highly liquid investments purchased with original maturities of three months or less at the time of purchase.  Cash equivalents consist of investment grade securities in commercial paper, bank certificates of deposit, and money market funds.

Investments with maturities over three months at the time of purchase are classified as marketable securities. At June 27, 2010 and June 28, 2009, the Company’s marketable securities balance consisted primarily of debt securities in municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities.  The Company’s marketable securities are managed by outside professional managers within investment guidelines set by the Company.  The Company’s investment guidelines generally restrict the professional managers to high quality debt instruments with a rating agency of AAA.  The Company’s investments in debt securities are classified as available-for-sale.  Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheets.  The Company classifies investments with maturities greater than twelve months as current as it considers all investments as a potential source of operating cash regardless of maturity date.  The cost of securities matured or sold is based on the specific identification method.

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

No single end customer has accounted for 10% or more of the Company’s revenues.  The Company’s primary domestic distributor, Arrow Electronics, accounted for 11% of revenues during fiscal year 2010 and 11% of accounts receivable as of June 27, 2010; 12% of revenues during fiscal year 2009 and 16% of accounts receivable as of June 28, 2009; and 12% of revenues during fiscal year 2008 and 13% of accounts receivable as of June 29, 2008.  Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products.  No other distributor or end customer accounted for 10% or more of revenues for fiscal years 2010, 2009, and 2008.  In addition to Arrow, there was one large contract manufacturer for multiple OEM customers that accounted for 10% of accounts receivable as of fiscal year 2010 year-end. No other contract manufacturer, distributor or OEM customer accounted for 10% or more of accounts receivable as of fiscal years 2010, 2009 and 2008 year-ends.

The Company’s assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations.  However, the Company’s foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk.  The Company considers this risk to be minor and, for the three years ended June 27, 2010, did not utilize derivative instruments to hedge foreign currency risk or for any other purpose.  Gains and losses resulting from foreign currency fluctuations are recognized in income.

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

Property, Plant and Equipment and Other Non-Current Assets

Depreciation for property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (3-7 years for equipment and 10-30 years for buildings and building improvements).  Leasehold improvements are amortized over the shorter of the asset’s useful life or the expected term of the lease.  Depreciation expense for fiscal years 2010, 2009 and 2008 were $39.7 million, $41.8 million and $40.8 million, respectively.

Other non-current assets principally relate to technology agreements totaling $15.1 million; capitalized offering discount fees related to the Company’s Convertible Senior Notes totaling $7.7 million; and non-current deferred tax assets totaling $46.6 million.  Technology agreements are generally amortized over their contractual periods, primarily 3 to 10 years using the straight-line method of amortization.  The Company amortizes the offering discounts straight-line over the Company’s earliest redemption dates of November 1, 2010 (3.5 years) and May 1, 2014 (7 years).  Non-current deferred tax assets primarily relate to stock-based compensation.

The Company performs reviews of its long-lived assets for impairment whenever events or changes in circumstance indicate the carrying value may not be recoverable or that the useful life is shorter than originally estimated.

Long-lived assets by geographic area were as follows, net of accumulated depreciation:

In thousands	June 27,	June 28,
	2010	2009
United States	$188,605	$210,030
Malaysia	44,610	38,035
Singapore	46,586	43,617
Total long-lived assets	$279,801	$291,682

Advertising Expense

The Company expenses advertising costs in the period in which they occur. Advertising expenses for fiscal years 2010, 2009 and 2008 were approximately $3.7 million, $4.4 million and $6.2 million, respectively.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  The Company recognized approximately 15% of net revenues in fiscal year 2010 from North American (“domestic”) distributors.  Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 3%-5% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor’s purchase price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  “Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor, however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors. These price rebates that have been remitted back to distributors have ranged from $2.2 million to $3.2 million per quarter. The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product.

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

Product Warranty and Indemnification

The Company’s warranty policy provides for the replacement of defective parts.  In certain large contracts, the Company has agreed to negotiate in good faith a product warranty in the event that an epidemic failure of its parts was to take place. To date there have been no such occurrences.  Warranty expense historically has been negligible.

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

Stock-Based Compensation

The Company has equity incentive plans, which are described more fully in “Note 2: Stock-Based Compensation.”  Stock-based compensation is measured at the grant date, based on the fair value of the award.  The Company amortizes the compensation cost straight-line over the vesting period, which is generally five years.  The Company estimates the fair value of stock options using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term, stock price volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

Income Taxes

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in the authoritative accounting literature. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  See “Note 10. Income Taxes” for further information.

Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method.  The dilutive effect of stock options was 1,137,000, 66,000, and 3,242,000 shares for fiscal years 2010, 2009, and 2008, respectively.  The weighted average diluted common shares outstanding for fiscal years 2010, 2009, and 2008 excludes the effect of approximately 16,477,000, 26,848,000, and 17,255,000 stock options, respectively, that if included would be anti-dilutive.

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

Export sales by geographic area in fiscal year 2010, 2009 and 2008 were as follows:

In thousands	June 27,	June 28,	June 29,
	2010	2009	2008
Europe	$203,343	$166,872	$212,776
Japan	172,863	122,037	154,091
Rest of the world	465,588	390,329	461,478
Total export sales	$841,794	$679,238	$828,345

Note 2. Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans (2005 Equity Incentive Plan and 2001 Nonstatutory Stock Option Plan) under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares and Performance Units.  Under the plans, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options, Restricted Stock and Restricted Stock Units.  At June 27, 2010, 11.3 million shares were available for grant under the plans.  Options generally become exercisable over a five-year period (generally 10% every six months.)  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At June 27, 2010, 1.8 million shares were available for issuance under the ESPP.  During fiscal year 2010, 0.2 million shares were issued at a weighted-average price of $24.38 per share.

The following is a brief description of each of the Company’s equity incentive plans:

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

2005 Employee Stock Purchase Plan.  On November 2, 2005, the Company’s stockholders approved the 2005 Employee Stock Purchase Plan, to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions.  The Company’s stockholders approved a 2.0 million share increase to the 2005 ESPP plan at the 2009 Annual Meeting of Stockholders.  The maximum number of shares that may be issued to any one participant in any six-month offering period under the ESPP is currently 300 shares.

Accounting for Stock-Based Compensation

Stock-based compensation cost for restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options as determined using the Black-Scholes valuation model.  The Company amortizes restricted stock and stock option award compensation cost straight-line over the awards vesting period, which is generally five years.  The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term, stock price volatility and forfeiture rates to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.

As of June 27, 2010 there was approximately $151.9 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the fiscal year ended June 27, 2010, 0.7 million stock options were exercised for a gain (aggregate intrinsic value) of $2.7 million determined as of the date of option exercise.

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

The following assumptions were used in valuing stock options for fiscal years 2010, and 2009 and 2008:

	June 27,	June 28,	June 29,
	2010	2009	2008
Expected lives in years	4.9	4.9	4.1
Expected volatility	27.8%	44.0%	29.5%
Dividend yields	3.0%	3.3%	2.0%
Risk free interest rates	2.5%	1.5%	3.9%
Weighted-average grant date fair value	$5.97	$6.72	$8.70

Stock Options
The following table summarizes the stock option activity and related information under all stock option plans:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Options	Exercise	Contract	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding options, July 1, 2007	30,207,097	$33.87

Granted	65,000	35.84
Forfeited and expired	(714,440)	41.56
Exercised	(4,466,633)	17.00
Outstanding options, June 29, 2008	25,091,024	$36.65

Granted	6,499,250	22.74
Forfeited and expired	(2,414,360)	30.42
Exercised	(230,358)	24.13
Outstanding options June 28, 2009	28,945,556	$34.15

Granted	5,000	29.71
Forfeited and expired	(2,808,806)	39.21
Exercised	(705,610)	25.45
Outstanding options, June 27, 2010	25,436,140	$33.83	2.85	$53,722,369
Vested and expected to vest at June 27, 2010	24,739,467	$34.14	2.77	$49,422,156

Options vested and exercisable at:
June 29, 2008	22,828,399	36.68
June 28, 2009	22,361,156	37.46
June 27, 2010	20,294,210	36.64	2.16	$21,977,687

The following table sets forth certain information with respect to employee stock options outstanding and exercisable at
June 27, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted Average Exercise Price
$ 22.74 - $ 22.74	6,256,465	$22.74	5.55	1,119,785	$ 22.74
$ 23.11 - $ 23.11	186,400	23.11	2.29	186,400	23.11
$ 25.05 - $ 25.05	3,609,375	25.05	2.07	3,609,375	25.05
$ 27.69 - $ 36.12	2,994,700	34.04	2.83	2,989,700	34.05
$ 36.52 - $ 37.05	2,696,500	36.95	2.36	2,696,250	36.95
$ 37.79 - $ 38.50	2,767,000	38.21	0.99	2,767,000	38.21
$ 39.24 - $ 40.88	2,632,500	40.26	3.02	2,632,500	40.26
$ 40.90 - $ 50.25	3,035,750	46.75	1.21	3,035,750	46.75
$ 52.94 - $ 52.94	669,500	52.94	0.56	669,500	52.94
$ 55.88 - $ 55.88	587,950	55.88	0.31	587,950	55.88
$ 22.74 - $ 55.88	25,436,140	$33.83	2.85	20,294,210	$36.64

Restricted Awards

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Outstanding awards, July 1, 2007	4,182,321	$34.45

Granted	2,156,598	33.96
Vested	(1,221,133)	35.34
Forfeited	(159,047)	34.60
Non-vested at June 29, 2008	4,958,739	$34.00

Granted	1,839,769	24.29
Vested	(1,222,458)	34.29
Forfeited	(279,560)	31.82
Non-vested at June 28, 2009	5,296,490	$30.72

Granted	1,962,317	29.86
Vested	(1,519,048)	32.03
Forfeited	(130,340)	28.83
Non-vested at June 27, 2010	5,609,419	$30.10

Note 3. Fair Value

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets in this category.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 27, 2010:

In thousands	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable Inputs
Description	Instruments (Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$140,044	$-	$140,044
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises and commercial paper	-	651,728	651,728
Total assets measured at fair value	$140,044	$651,728	$791,772

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 28, 2009:

In thousands	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable Inputs
Description	Instruments (Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$182,540	$-	$182,540
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises and commercial paper	-	612,191	612,191
Total assets measured at fair value	$182,540	$612,191	$794,731

Note 4.  Marketable Securities

The following is a summary of cash equivalents and marketable securities at June 27, 2010 and June 28, 2009:

	June 27, 2010
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$ 61,074	$ 135	$ -	$ 61,209
Obligations of U.S. government-sponsored enterprises	106,630	532	(1)	107,161
Municipal bonds	407,068	2,387	(1)	409,454
Corporate debt securities and other	134,892	229	(8)	135,113
Money market funds	78,835	-	-	78,835
Total	$ 788,499	$ 3,283	$ (10)	$ 791,772

Amounts included in:
Cash equivalents	$ 129,557	$ -	$ -	$ 129,557
Marketable securities	658,942	3,283	(10)	662,215
Total	$ 788,499	$ 3,283	$ (10)	$ 791,772

	June 28, 2009
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$ 65,297	$ 696	$ -	$ 65,993
Obligations of U.S. government-sponsored enterprises	96,153	1,075	(2)	97,226
Municipal bonds	459,006	6,208	(15)	465,199
Corporate debt securities and other	26,283	187	-	26,470
Money market funds	139,843	-	-	139,843
Total	$ 786,582	$ 8,166	$ (17)	$ 794,731

Amounts included in:
Cash equivalents	$ 143,038	$ -	$ -	$ 143,038
Marketable securities	643,544	8,166	(17)	651,693
Total	$ 786,582	$ 8,166	$ (17)	$ 794,731

(1) The Company evaluated the nature of the investments with a loss position at June 27, 2010 and June 28, 2009, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of June 27, 2010 and June 28, 2009.

The estimated fair value of investments in debt securities by effective maturity date, is as follows:

In thousands	June 27,	June 28,
	2010	2009
Due in one year or less	$393,350	$268,139
Due after one year through three years	268,865	383,554
Total	$662,215	$651,693

Note 5.  Intangible Assets

The Company’s intangible assets consist of technology licenses only and are a component of other non-current assets. The Company amortizes its technology licenses over contractual periods ranging from 3 to 10 years using the straight-line method of amortization.  The weighted average remaining amortization period at June 27, 2010 is 2.7 years.  The values of intangible assets at June 27, 2010 and June 28, 2009 are as follows:

In thousands	June 27,	June 28,
	2010	2009
Gross carrying amount	$ 56,570	$ 56,570
Accumulated amortization	(41,484)	(35,828)
Total intangible assets	$ 15,086	$ 20,742

Amortization expense associated with intangible assets for fiscal years 2010, 2009 and 2008 were $5.7 million, $6.2 million and $7.4 million, respectively.  Amortization expense for intangible assets is estimated to be $5.7 million in fiscal year 2011, $5.7 million in fiscal year 2012 and $3.7 million in fiscal year 2013.

Note 6. Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  Through the fourth quarter of fiscal year 2010 the Company has repurchased $304.2 million (principal amount) of its 2027B notes and $154.9 million (principal amount) of its 2027A resulting in approximately $1.2 billion (principal amount) of debt outstanding as of June 27, 2010. Interest is payable semiannually in arrears on May 1 and November 1.

Upon conversion of the Notes, the Company will pay the holder cash equal to the lesser of the aggregate principal amount or the conversion value of the Notes being converted. If the conversion value exceeds $1,000, the Company must also deliver cash or common stock or a combination of cash and common stock, at the Company’s option, for the conversion value in excess of $1,000 (“conversion spread”). The conversion value of the Notes is determined based on a daily conversion value calculated on a proportionate basis for each trading day in a 20 trading day conversion reference period.  For purposes of calculating earnings per share, there would be no adjustment to the shares in the earnings per share calculation for the cash settled portion of the Notes, as that portion of the debt instrument will always be settled in cash. The conversion spread will be included in the shares for the calculation of diluted earnings per share to the extent the conversion price is dilutive under the treasury stock method.  At June 27, 2010, no shares related to the Notes were included in the computation of diluted earnings per share.

At June 27, 2010, the conversion rate of the 2027A notes is 22.04481 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  At June 27, 2010, the conversion rate of the 2027B notes is 21.839572 shares of common stock per $1,000 principal amount of the 2027B notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in July 2010 will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.  The Company may redeem all or some of the 2027B notes for cash at any time on or after November 1, 2010, and holders may require the Company to repurchase the 2027B notes for cash on specified dates beginning November 1, 2010 or upon a fundamental change.  The 2027B notes are classified as a current liability because their initial put/call redemption date is on November 1, 2010.

During the first quarter of fiscal year 2010, the Company purchased and retired $9.8 million principal amount of its 2027B Notes due May 1, 2027.  The Company purchased the 2027B Notes at par value. During the fourth quarter of fiscal year 2010, the Company purchased and retired $154.9 million principal amount of its 2027A Notes due May 1, 2027.  The total purchase price of the 2027A Notes was $154.2 million, however, the transaction resulted in a charge of $10.5 million due to the expense recognition of the related unamortized discount and debt issuance costs.

In the first quarter of fiscal year 2010, the Company retrospectively adopted the provisions of ASC 470-20-10 to 35. ASC 470-20-10 to 35 specifies that issuers of convertible debt instruments should separately account for the liability (debt) and equity (conversion option) components of such instruments in a manner that reflects the borrowing rate for a similar non-convertible debt instrument. The 2027A and 2027B notes pay cash interest of 3.00% and 3.125%, respectively. As a result of adopting the provisions of ASC 470-20-10 to 35 during the first quarter of fiscal year 2010 the Company recognizes an effective interest rate of 5.69% on the carrying value of the 2027A notes and 5.35% on the carrying value of the 2027B notes. The effective rates are based on the interest rates of similar instruments issued at the time of issuance of the Notes that do not have conversion features such as the Notes. The differences between the effective interest rates of 5.69% and 5.35% and the coupon rates of 3.00% and 3.125%, results in non-cash interest expense that will never be paid by the Company.

See “Note 1. Standard for Convertible Debentures” for further information relating to the adoption of ASC 470-20-10 to 35 and adjustments made to the Company’s consolidated statement of income for the fiscal years ended June 28, 2009 and June 29, 2008 and the consolidated balance sheet at June 28, 2009.

The carrying values of the liability and equity components of the Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

In thousands	June 27,	June 28,
	2010	2009
Liability components
Principal amount of the Note	$1,240,917	$1,405,644
Unamortized discount of liability component*	(81,031)	(125,027)
Carrying value of liability component	$1,159,886	$1,280,617

Equity component-net carrying value	$122,639	$127,723

*The remaining unamortized debt discount will be amortized as additional non-cash interest expense over the remaining terms of the 2027A notes and 2027B notes, which at June 27, 2010 are approximately 3.8 years and 4 months, respectively, the time at which the Notes become initially redeemable.

Interest expense related to the Notes included in interest expense on the condensed consolidated statements of income was recognized as follows:

In thousands	June 27,	June 28,	June 29,
	2010	2009	2008
Contractual coupon interest	$41,825	$47,087	$51,875
Amortization of debt discount	29,003	30,738	32,095
Amortization of debt issuance costs	3,521	3.913	4,391
Total interest expense related to the Notes	$74,349	$81,738	$88,361

Note 7.  Stockholders’ Equity

Stock Repurchase

On July 29, 2008 the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two year time period as the previous program had expired. Shares repurchased in connection with the Board of Directors authorized stock repurchase programs in fiscal years 2010, 2009 and 2008 are as follows:

In thousands	June 27,	June 28,	June 29,
	2010	2009	2008
Number of shares of common stock
repurchased	519	1,014	14,074
Total cost of repurchase	$ 14,671	$ 29,116	$ 98,964

Dividends

On July 20, 2010 the Company’s Board of Directors approved a cash dividend of $0.23 per share which is payable on August 25, 2010 to stockholders of record on August 13, 2010.  During fiscal year 2010, the Company paid $205.1 million in dividends representing $0.90 per share.  The payment of future dividends will be based on quarterly financial performance.

Note 8.  Retirement Plan

The Company has established a 401(k) retirement plan for its qualified U.S. employees.  Under the plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.  The Company contributes to qualified U.S. employees’ 401(k) accounts as part of the Company’s semi-annual profit sharing payouts.  Contributions made by the Company within the fiscal year to this plan were approximately $5.2 million, $10.6 million and $9.7 million in fiscal years 2010, 2009 and 2008, respectively.

Note 9.  Restructuring

During the second and fourth quarters of fiscal year 2009, the Company responded to lower sales levels and the then uncertain business climate by reducing its workforce by approximately 100 employees and 130 employees, respectively, or approximately 5% of the Company’s workforce.  The $3.9 million restructuring charge represented severance costs incurred in connection with these workforce reductions and the majority of these severance amounts were paid during the fiscal year.  There were no restructuring charges in fiscal year 2010 and no severance costs remain unpaid at June 27, 2010.

Note 10.  Income Taxes

The components of income before income taxes for fiscal years 2010, 2009 and 2008 are as follows:
In thousands	June 27,	June 28,	June 29,
	2010	2009*	2008*
United States operations	$357,382	$279,742	$393,824
Foreign operations	133,028	89,159	115,035
	$490,410	$368,901	$508,859

The provision for income taxes for fiscal years 2010, 2009 and 2008 consists of the following:

In thousands	June 27,	June 28,	June 29,
	2010	2009*	2008*
United States federal:
Current	$126,524	$68,186	$107,731
Deferred	(4,309)	4,694	22,095
	122,215	72,880	129,826
State:
Current	6,227	6,049	6,256
Deferred	359	(1,303)	1,186
	6,586	4,746	7,442
Foreign:
Current	455	2,284	4,160
Deferred	(186)	(216)	308
	269	2,068	4,468
	$129,070	$79,694	$141,736

The provision for income taxes reconciles to the amount computed by applying the statutory U.S. Federal rate at 35% to income before income taxes for fiscal years 2010, 2009 and 2008 are as follows:

In thousands	June 27,	June 28,	June 29,
	2010	2009*	2008*
Tax at U.S. statutory rate	$171,644	$129,115	$178,101
State income taxes, net of federal benefit	3,989	2,664	4,095
Earnings of foreign subsidiaries subject to lower rates	(31,925)	(20,281)	(25,692)
Tax-exempt interest income	(3,355)	(5,363)	(5,304)
Domestic manufacturing deduction	(6,930)	(10,139)	(4,172)
Research and development credit	(3,034)	(9,602)	(4,280)
Settlements	-	(6,697)	-
Other	(1,319)	(3)	(1,012)
	$129,070	$ 79,694	$141,736

The tax (charge) benefits attributable to equity-based compensation transaction that were applied to additional paid-in capital were ($1.0 million), ($1.6) million and $22.2 million, for fiscal 2010, 2009 and 2008, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities recorded in the balance sheet as of June 27, 2010 and June 28, 2009 are as follows:

In thousands	June 27,	June 28,
	2010	2009*
Deferred tax assets:
Inventory valuation	$10,582	$10,310
Deferred income on shipments to distributors	12,402	10,487
Stock-based compensation	37,810	33,897
Accrued compensation and benefits	6,510	3,751
Other	18,001	19,780
Total deferred tax assets	85,305	78,225

Deferred tax liabilities:
Depreciation and amortization	$1,111	$1,496
Unremitted earnings of subsidiaries	18,848	12,463
Convertible senior notes	86,535	89,790
Other	2,171	3,766
Total deferred tax liabilities	108,665	107,515
Net deferred tax liabilities	($23,360)	($29,290)

* As adjusted for the adoption of authoritative accounting guidance for convertible debentures beginning in fiscal year 2010. Prior results have been retrospectively adjusted in accordance with such guidance.

The Company has a partial tax holiday in Singapore whereby the local statutory rate is significantly reduced.  The tax holiday is effective through August 2011 and may be extended through August 2014, if certain conditions are met.  The Company currently expects to extend this Singapore tax holiday. The Company has obtained a partial tax holiday in Malaysia, which is effective through July 2015.

The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $16.3 million ($0.07 per diluted share) in fiscal year 2010, $10.8 million ($0.05 per diluted share) in fiscal year 2009, and $13.6 million ($0.06 per diluted share) in fiscal year 2008.  The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysian subsidiaries, as it is the Company's intention to permanently invest these earnings overseas.  Should these earnings be remitted to the U.S. parent, additional U.S. taxable income would be approximately $359 million.

The Company adjusted the cumulative effect of adopting FASB authoritative guidance for measuring uncertain tax positions effective July 2, 2007.  The cumulative effect of the change in accounting principle as a result of the Company’s reassessment of its tax positions in accordance such authoritative guidance was recorded as a decrease of $1.6 million to accumulated deficit and a decrease in income taxes payable of $1.6 million as of July 2, 2007. As of June 27, 2010, the Company had $58.6 million of unrecognized tax benefits, of which $40.2 million if recognized, would favorably impact the effective income tax rate in future periods.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Income tax expense for fiscal year 2010 includes accrued interest on unrecognized tax benefits totaling $1.8 million.  At June 27, 2010, the total amount of interest on unrecognized tax benefits is $13.5 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	Unrecognized Tax
Benefits
Balance at June 29, 2008	$57,423
Net additions	2,636
Settlements	(5,617)
Balance at June 28, 2009	$54,442
Net additions for current year tax positions	4,134
Settlements	-
Balance at June 27, 2010	$58,576

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

During the second quarter of fiscal year 2010, the Company recorded a discrete tax benefit totaling $3.1 million related to expiration of a statutory audit in a foreign tax jurisdiction.

The Company files U.S. federal, U.S. state, and non-U.S. tax returns.  The following major tax jurisdictions are no longer subject to examination:   U.S. federal prior to fiscal year 2002 and California prior to fiscal year 2007.

Note 11. Commitments and Contingencies

Contractual Obligations

The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period.  In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities.

At June 27, 2010, future minimum lease payments under non-cancelable operating leases and land leases having an initial term in excess of one year were as follows: fiscal year 2011: $2.6 million; fiscal year 2012: $1.5 million; fiscal year 2013: $0.9 million; fiscal year 2014: $0.6 million, fiscal year 2015: $0.4 million and thereafter: $1.6 million.

Total rent expense was $3.9 million, $3.8 million, and $3.9 million in fiscal years 2010, 2009 and 2008, respectively.

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

In the California State Action, plaintiffs initially asserted claims against the individual defendants for breaching their, and aiding and abetting breaches of others’, fiduciary duty in connection with the alleged backdating of stock option grants between 1995 and 2002.  The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officers violated California insider trading laws.  The plaintiffs sought unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys’ fees and costs.  On July 13, 2007, the Court sustained the Company’s demurrer, and granted plaintiffs leave to amend the complaint.  The Court did not address the individual defendants’ demurrer.

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

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The Court ordered the defendants to supply the California plaintiffs with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  Subsequently, on December 31, 2009, the California plaintiffs filed a motion to lift the stay in the California State Action. On January 25, 2010, the individual defendants filed their opposition to this motion. On February 8, 2010, the Court issued an order denying the California plaintiffs’ motion to lift the stay.  The Court is continuing to monitor the progress of the Delaware Action.

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

On June 10, 2010, the officer and director defendants filed motions for summary judgment.  On August 6, 2010, the parties in the Delaware Action stipulated to an extension of time to file opposition and reply briefs, and related pleadings.   Opposition briefs and related pleadings are now due on August 24, 2010.  Reply briefs and related pleadings are now due on September 29, 2010.  Fact discovery has been completed, with the exception of the deposition of plaintiff’s employer which has not been scheduled, and expert discovery is complete.  No trial date has been set.

Note 12. Quarterly Information (Unaudited)

In thousands, except per share amounts	June 27,	March 28,	December 27,	September 27,
Quarter Ended Fiscal Year 2010	2010	2010	2009	2009

Revenues	$366,165	$311,324	$256,364	$236,135
Gross profit	287,071	242,523	194,743	176,552
Net income	124,506	100,612	75,536	60,687
Basic earnings per share	0.54	0.44	0.33	0.27
Diluted earnings per share	0.54	0.44	0.33	0.27
Cash dividends per share	0.23	0.23	0.22	0.22
Stock price range per share:
High	31.37	30.96	30.77	28.05
Low	26.61	26.10	25.88	22.55

In thousands, except per share amounts	June 28,	March 29,	December 28,	September 28,
Quarter Ended Fiscal Year 2009	2009	2009	2008	2008

Revenues	$208,018	$200,933	$249,196	$310,351
Gross profit	154,562	148,271	188,918	238,879
Net income	51,358	49,302	86,240	102,307
Basic earnings per share	0.23	0.22	0.38	0.45
Diluted earnings per share	0.23	0.22	0.38	0.45
Cash dividends per share	0.22	0.22	0.21	0.21
Stock price range per share:
High	24.24	25.77	30.66	34.12
Low	20.66	20.97	18.56	29.38

The stock activity in the above table is based on the high and low closing prices. These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.  The Company's common stock is traded on the NASDAQ Global Market under the symbol LLTC.

At June 27, 2010, there were approximately 1,719 stockholders of record.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of June 27, 2010 and June 28, 2009, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended June 27, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2.  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation as of June 27, 2010 and June 28, 2009, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 27, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Linear Technology Corporation’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
August 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Linear Technology Corporation

We have audited Linear Technology Corporation’s internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Linear Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Linear Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of June 27, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Linear Technology Corporation  as of June 27, 2010 and June 28, 2009, and the related consolidated statements of income, shareholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended June 27, 2010 of Linear Technology Corporation and our report dated August 19, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

San Jose, California
August 19, 2010

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures for the quarter ended June 27, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 27, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment management believes that, as of June 27, 2010, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 27, 2010 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)  that occurred during the fourth quarter of fiscal year 2010 that have materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for the Company’s directors is incorporated herein by reference to the 2010 Proxy Statement, under the caption  “Proposal One - Election of Directors,” and for the executive officers of the Company, the information is included in Part I hereof under the caption  “Executive Officers of the Registrant.”  The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2010 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Incorporated by reference to the 2010 Proxy Statement, under the section titled  “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the 2010 Proxy Statement, under the section titled “Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the 2010 Proxy Statement, under the section titled “Fees Paid To Ernst & Young.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Consolidated Statements of Income for each of the three years in the period ended June 27, 2010
Consolidated Balance Sheets as of June 27, 2010 and June 28, 2009
Consolidated Statements of Cash Flows for each of the three years in the period ended June 27, 2010
Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended
June 27, 2010
Reports of Independent Registered Public Accounting Firm

2.	Schedules

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions(1)	Period

Allowance for doubtful accounts:

Year ended June 29, 2008	$1,775	$-	$23	$1,752

Year ended June 28, 2009	$1,752	$38	$-	$1,790

Year ended June 27, 2010	$1,790	$291	$38	$2,043

(1)	Write-offs of doubtful accounts.

Schedules other than the schedule listed above have been omitted since they are either not required or the information is included elsewhere.

3.	Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(c)	Exhibit Index

3.1	Certificate of Incorporation of Registrant. (9)

3.4	Amended and Restated Bylaws of Registrant. (13)

4.1	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.00% Convertible Senior Notes due May 1, 2027. (16)

4.2	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.125% Convertible Senior Notes Due May 1, 2027. (16)

10.36	Form of Indemnification Agreement. (9)

10.45	Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(4)

10.46	Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (5)

10.47	1996 Incentive Stock Option Plan and form of Nonstatutory Stock Option Agreement.(*) (7)

10.48	2009 Executive Bonus Plan, as amended July 20, 2010. (*) (8)

10.49	2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement. (*)(11)

10.50	Amended and Restated Employment Agreement between Registrant and Robert H. Swanson, Jr. Dated November 4, 2008. (*) (14)

10.51	Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (10)

10.52	Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin. (*) (10)

10.53	2005 Equity Incentive Plan, form of Stock Option Agreement, form of Restricted Stock Agreement, and form of Restricted Stock Unit Agreement. (*) (15)

10.54	2005 Employee Stock Purchase Plan and enrollment form. (*) (12)

10.55	Registration Rights Agreement dated April 24, 2007 for 3.00% Convertible Senior Notes Due May 1, 2027. (16)

10.56	Registration Rights Agreement dated April 24, 2007 for 3.125% Convertible Senior Notes Due May 1, 2027. (16)

10.57	Employment Agreement dated August 11, 2009 between the Registrant and Lothar Maier. (*) (1)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Lothar Maier and Paul Coghlan Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(*) The item listed is a compensatory plan of the Company.

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2009.

(4)	Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1993.

(5)	Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 1994.

(7)	Incorporated by reference to Exhibits 4.1 and 4.2 of the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 30, 1999.

(8)	Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

(9)	Incorporated by reference to identically numbered exhibit filed in response Item14(a)(3) “Exhibits” of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 1, 2001.

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