Form 10-Q
period 2010-09-26
LINEAR TECHNOLOGY CORP /CA/
filed 2010-11-05
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010

or

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
Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding at October 22, 2010
Common Stock, $0.001 par value per share	225,404,643 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE MONTHS ENDED SEPTEMBER 26, 2010

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three months
		ended September 26, 2010 (unaudited) and September 27, 2009 (unaudited)	3

		Consolidated Balance Sheets at September 26, 2010 (unaudited) and
		June 27, 2010	4

		Consolidated Statements of Cash Flows for the three months ended
		September 26, 2010 (unaudited) and September 27, 2009 (unaudited)	5

		Notes to Consolidated Financial Statements (unaudited)	6-14

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	15-17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

	Item 4.	Controls and Procedures	18

Part II:	Other Information

	Item 1.	Legal Proceedings	19-20

	Item 1A.	Risk Factors	21-26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 3.	Defaults Upon Senior Securities	27

	Item 4.	(Removed and Reserved)	27

	Item 5.	Other Information	27

	Item 6.	Exhibits	27

Signatures:			28

Item 1.              Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 26,	September 27,
	2010	2009
Revenues	$ 388,592	$ 236,135
Cost of sales (1)	83,731	59,583
Gross profit	304,861	176,552
Operating expenses:
Research and development (1)	56,202	45,340
Selling, general and administrative (1)	44,082	31,659
Total operating expenses	100,284	76,999
Operating income	204,577	99,553
Interest expense(2)	(17,183)	(19,121)
Interest income	1,916	3,856
Income before income taxes	189,310	84,288
Provision for income taxes	52,060	23,601
Net income	$ 137,250	$ 60,687
Basic earnings per share	$ 0.60	$ 0.27
Shares used in the calculation of basic earnings per share	229,367	226,909
Diluted earnings per share	$ 0.59	$ 0.27
Shares used in the calculation of diluted earnings per share	231,073	227,852
Cash dividends per share	$ 0.23	$ 0.22

Includes the following non-cash charges:
(1)Stock-based compensation
Cost of sales	$ 2,183	$ 2,295
Research and development	9,767	9,719
Selling, general and administrative	5,241	5,475
(2)Amortization of debt discount (non- cash interest expense)	6,766	7,229

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 26,	June 27,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$499,152	$295,854
Marketable securities	552,550	662,215
Accounts receivable, net of allowance for doubtful accounts of $2,043 ($2,043 at June 27, 2010)	205,923	176,874
Inventories:
Raw materials	6,306	5,430
Work-in-process	41,420	39,799
Finished goods	10,634	8,815
Total inventories	58,360	54,044
Deferred tax assets	38,004	38,689
Prepaid expenses and other current assets	34,509	36,625
Total current assets	1,388,498	1,264,301
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	201,015	199,817
Manufacturing and test equipment	564,655	527,230
Office furniture and equipment	3,815	3,789
Property, plant and equipment, total	798,322	759,673
Accumulated depreciation and amortization	(512,580)	(502,638)
Property, plant and equipment, net	285,742	257,035
Other noncurrent assets	67,099	69,382
Total assets	$1,741,339	$1,590,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,740	$21,235
Accrued payroll and related benefits	64,643	80,796
Deferred income on shipments to distributors	31,814	33,700
Income taxes payable	53,964	19,615
Other accrued liabilities	46,559	34,238
Convertible senior notes- current portion (1)	395,099	392,926
Total current liabilities	619,819	582,510
Deferred tax liabilities	110,410	108,665
Convertible senior notes	771,553	766,960
Other noncurrent liabilities	91,263	92,798
Total liabilities	1,593,045	1,550,933
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized; 225,066 shares issued and outstanding at September 26, 2010 (224,231 shares at June 27, 2010)	225	224
Additional paid-in capital	1,360,327	1,331,664
Accumulated other comprehensive income, net of tax	1,889	1,974
Accumulated deficit	(1,214,147)	(1,294,077)
Total stockholders’ equity	148,294	39,785
Total liabilities and stockholders’ equity	$1,741,339	$1,590,718

(1)  See“Note 12. Subsequent Events” regarding the redemption of the current portion of the Company’s senior convertible notes on November 1, 2010.

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Three Months Ended
	September 26,	September 27,
	2010	2009
Cash flow from operating activities:
Net income	$137,250	$60,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,502	11,677
Tax benefit (deficit) received on the exercise of stock-based awards	639	(1,644)
Stock-based compensation	17,191	17,489
Amortization of convertible senior notes discount	6,766	7,229
Change in operating assets and liabilities:
Increase in accounts receivable	(29,049)	(17,805)
(Increase) decrease in inventories	(4,316)	3,192
Decrease in prepaid expenses, other current assets and deferred tax assets	3,134	2,162
Decrease in long-term assets	869	111
Increase in accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	1,138	6,239
Decrease in deferred income on shipments to distributors	(1,886)	(1,199)
Increase in income taxes payable	36,337	19,921
Cash provided by operating activities	179,575	108,059
Cash flow from investing activities:
Purchases of marketable securities	(134,270)	(94,165)
Proceeds from sales and maturities of available-for-sale securities	243,274	82,898
Purchases of property, plant and equipment	(38,795)	(3,359)
Cash provided by (used in) investing activities	70,209	(14,626)
Cash flow from financing activities:
Retirement of convertible senior notes	-	(9,815)
Issuance of common stock under employee stock plans	11,863	893
Purchases of common stock	(5,523)	(4,243)
Payments of cash dividends	(52,826)	(49,937)
Cash used in financing activities	(46,486)	(63,102)
Increase in cash and cash equivalents	203,298	30,331
Cash and cash equivalents, beginning of period	295,854	217,018
Cash and cash equivalents, end of period	$499,152	$247,349

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made.  All such adjustments were of a normal recurring nature.  The results for the three month period ended September 26, 2010 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 27, 2010 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 27, 2010 has been derived from audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the first quarter of fiscal year 2011, the Company recognized approximately 14% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At September 26, 2010, the Company had approximately $39.1 million of deferred revenue and $7.3 million of deferred cost of sales recognized as $31.8 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $2.2 million to $3.2 million per quarter.

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

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30.  Fiscal year 2010 was a 52-week year.  Fiscal year 2011 is a 53-week fiscal year, with the additional week falling in the three month period ending January 2, 2011, the Company’s second quarter.

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

	Three Months Ended
In thousands, except per share	September 26,	September 27,
amounts	2010	2009

Numerator - net income	$137,250	$60,687

Denominator for basic earnings
per share- weighted
average shares	229,367	226,909

Effect of dilutive securities –
employee stock options	1,706	943

Denominator for diluted earnings
per share	231,073	227,852

Basic earnings per share	$0.60	$0.27

Diluted earnings per share	$0.59	$0.27

4.	Fair Value

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

The Company has no Level 3 assets.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 26, 2010:

In thousands	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable Inputs
Description	Instruments (Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$180,351	$-	$180,351
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	-	667,190	667,190
Total assets measured at fair value	$180,351	$667,190	$847,541

5.      Marketable Securities

The Company currently does not hold any investments in auction rate securities or asset backed securities.  The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AAA.  The following is a summary of cash equivalents and marketable securities at September 26, 2010 and June 27, 2010:

	September 26, 2010
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$ 96,902	$ 184	$ -	$ 97,086
Obligations of U.S. government-sponsored enterprises	193,623	575	-	194,198
Municipal bonds	294,354	1,632	(2)	295,984
Corporate debt securities and other	176,783	226	(1)	177,008
Money market funds	83,265	-	-	83,265
Total	$ 844,927	$ 2,617	$ (3)	$ 847,541

Amounts included in:
Cash equivalents	$ 294,991	$ -	$ -	$ 294,991
Marketable securities	549,936	2,617	(3)	552,550
Total	$ 844,927	$ 2,617	$ (3)	$ 847,541

	June 27, 2010
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$ 61,074	$ 135	$ -	$ 61,209
Obligations of U.S. government-sponsored enterprises	106,630	532	(1)	107,161
Municipal bonds	407,068	2,387	(1)	409,454
Corporate debt securities and other	134,892	229	(8)	135,113
Money market funds	78,835	-	-	78,835
Total	$ 788,499	$ 3,283	$ (10)	$ 791,772

Amounts included in:
Cash equivalents	$ 129,557	$ -	$ -	$ 129,557
Marketable securities	658,942	3,283	(10)	662,215
Total	$ 788,499	$ 3,283	$ (10)	$ 791,772

(1) The Company evaluated the nature of the investments with a loss position at September 26, 2010 and June 27, 2010, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of September 26, 2010 and June 27, 2010.

The estimated fair value of debt investments in marketable securities by effective maturity date, is as follows:

In thousands	September 26,	June 27,
	2010	2010
Due in one year or less	$339,787	$393,350
Due after one year through three years	212,763	268,865
Total	$552,550	$662,215

6.	Stock-Based Compensation

Equity Incentive Plans

At September 26, 2010, 12.9 million shares were available for grant under the Company’s 2005 Equity Incentive Plan and 2001 Nonstatutory Stock Option Plan.  At the 2010 Annual Meeting of Stockholders, the Company’s stockholders approved a new 2010 Equity Incentive Plan that will replace the 2001 Nonstatutory Stock Option Plan.  The shares from the 2001 Nonstatutory Stock Option Plan rolled into the 2010 Equity Incentive Plan and the Company’s stockholders approved an additional 5.0 million shares, resulting in an increase to the total number of shares available for grant from 12.9 million to 17.9 million. The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options also generally become exercisable over a five-year period (generally 10% every six months) based upon continued employment.  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At September 26, 2010, 1.8 million shares were available for issuance under the ESPP.

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

As of September 26, 2010, there was approximately $146.9 million of unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the three months ended September 26, 2010, options for approximately 0.5 million shares were exercised for a gain to the optionee (aggregate intrinsic value) of $3.6 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, June 27, 2010	25,436,140	$33.83

Granted	-	-
Forfeited and expired	(1,853,000)	49.92
Exercised	(483,610)	24.44
Outstanding options, September 26, 2010	23,099,530	$32.74

Options vested and exercisable at:
September 26, 2010	18,600,435	$35.15

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at June 27, 2010	5,609,419	$30.10

Granted	404,905	31.86
Vested	(525,483)	32.23
Forfeited	(47,273)	28.86
Nonvested at September 26, 2010	5,441,568	$30.03

7.      Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended
In thousands	September 26,	September 27,
	2010	2009

Net income	$137,250	$60,687

Changes in unrealized gains on
available-for-sale securities	(85)	(505)

Total comprehensive income	$137,165	$60,182

8.      Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  Through the first quarter of fiscal year 2011 the Company has repurchased $304.2 million (principal amount) of its 2027B notes and $154.9 million (principal amount) of its 2027A notes, resulting in approximately $1.2 billion (principal amount) of debt outstanding as of September 26, 2010.
The Company redeemed for cash the remaining $395.8 million (principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances.  Accordingly, subsequent to November 1, 2010, the Company’s outstanding debt consists of $845.1 million principal amount of its 2027A notes.  Interest is payable semiannually in arrears on May 1 and November 1.  At September 26, 2010, no shares related to the Notes were included in the computation of diluted earnings per share.

At September 26, 2010, the conversion rate of the 2027A notes is 22.044810 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  At September 26, 2010, the conversion rate of the 2027B notes, that were redeemed on November 1, 2010 was 21.839572 shares of common stock per $1,000 principal amount of the 2027B notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027B notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in October 2010 will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.

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

The carrying values of the liability and equity components of the Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

	September 26,	June 27,
In thousands	2010	2010
Liability components
Principal amount of the Notes	$1,240,917	$1,240,917
Unamortized discount of liability component*	(74,265)	(81,031)
Carrying value of liability component	$1,166,652	$1,159,886

Equity component-net carrying value	$122,639	$122,639

*The remaining unamortized debt discount as of September 26, 2010 will be amortized as additional non-cash interest expense over the remaining terms of the 2027A notes and 2027B notes, which are approximately 3.5 years and 1 month, respectively, the time at which the Notes become initially redeemable.

Interest expense related to the Notes included in interest expense on the condensed consolidated statements of income was recognized as follows:

	Three Months Ended
	September 26,	September 27,
In thousands	2010	2009
Contractual coupon interest	$9,431	$10,644
Amortization of debt discount	6,766	7,229
Amortization of debt issuance costs	778	971
Total interest expense related to the Notes	$16,975	$18,844

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

10.      Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of September 26, 2010, the Company’s other long-term liabilities account includes $72.9 million of unrecognized tax benefits which, if the Company’s positions on these tax matters are upheld, would favorably impact its effective income tax rate in future periods.  The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $14.2 million accrued for interest at September 26, 2010.

The Company’s annual effective income tax rate for the first quarter of fiscal year 2011 includes no research & development tax credit (“R&D credit”), whereas the prior year period includes an R&D credit for six months, as the R&D credit expired on December 31, 2009.  If the R&D credit is reinstated retroactive to the expiration date, as has occurred on several occasions in the past, then the Company’s effective tax rate will receive a tax benefit in future periods including a discrete tax benefit in the quarter of reinstatement.

During the first quarter of fiscal year 2009, the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) agreed to settle certain disputed export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006.  As a result of the settlement, the Company recognized a discrete tax benefit during the first quarter of fiscal 2009 totaling $6.7 million, primarily due to the reversal of liabilities for uncertain tax positions pertaining to ETI.  IRS Appeals and the Company have reached a tentative settlement on additional outstanding ETI refund claims that is potentially favorable for the Company.  This tentative settlement, together with certain other refund claims that continue to be reviewed by the IRS, is subject to review by the Joint Committee on Taxation.  It is expected that these matters will be resolved during fiscal year 2011.

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

On August 13, 2007, the California plaintiffs filed an amended complaint, asserting claims against the individual defendants for breaching, and aiding and abetting breaches of fiduciary duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options between 1995 and 2005.  The amended complaint also alleged that individual defendants were unjustly enriched, and violated California insider trading laws, and that the director defendants wasted corporate assets.  Plaintiffs seek unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over executory option contracts, and attorneys’ fees and costs.  On September 12, 2007, the Company and the individual defendants filed demurrers to the amended complaint.  Before the demurrers were fully briefed, the parties stipulated to stay the California State Action pending the resolution of the motion to dismiss the complaint in the Delaware Action. The Delaware Court denied that motion on March 7, 2008.

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

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their fiduciary duty by granting “spring-loaded” and “bullet-dodged” stock options to certain officers and directors between 1996 and 2005.  The plaintiff also asserts claims for unjust enrichment against defendants who received the option grants.  The plaintiff seeks unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond, the plaintiff filed his first amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the first amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that such a demand would have been futile, and that the first amended complaint failed to state a claim against each of the individual defendants.  On March 7, 2008, the Court denied the motion.  Linear answered the first amended complaint on April 7, 2008.

On January 25, 2010, the plaintiff in the Delaware Action filed a motion to amend the first amended complaint. This second amended complaint was filed under seal, with a redacted copy filed publicly, on February 15, 2010.  The second amended complaint adds allegations that the defendant directors breached their fiduciary duty by: (1) granting additional stock options (beyond those identified in the first amended complaint) to employees, which grants plaintiff claims were manipulated during the 1996-2005 time period; (2) granting and receiving “backdated” and/or otherwise allegedly manipulated stock options, in addition to the allegedly “spring-loaded” and “bullet-dodged” options; and (3) granting additional stock options whose exercise price did not conform to the terms of the applicable stock option plans.  The defendants answered the second amended complaint on March 17, 2010.

On June 10, 2010, the officer and director defendants filed motions for summary judgment.  On August 6, 2010, and thereafter on August 25, 2010, the parties in the Delaware Action stipulated to an extension of time to file opposition and reply briefs, and related pleadings.  On September 23, 2010, the parties to the Delaware Action filed a stipulation and proposed order advising the Delaware Court of Chancery that they had executed a Memorandum of Understanding providing for settlement of the Delaware Action.  The Delaware Court granted the stipulation and entered the order that same day.  The stipulation notes that the Memorandum of Understanding contemplates a stay of the Delaware Action and that the parties anticipate filing a Stipulation of Settlement along with a proposed Scheduling Order that would set a settlement approval hearing and a briefing schedule for the Delaware Court’s consideration of the settlement. The Court of Chancery stayed all proceedings in the Delaware Action, other than proceedings related to the review and approval of the anticipated Stipulation of Settlement.

The Stipulation of Settlement has not yet been filed, and there can be no assurance that the Delaware Court will approve the settlement.

12.           Subsequent events:

As discussed in Note 8, the Company redeemed for cash the remaining $395.8 million (principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances.  The redemption of debt did not result in any gains or losses in the statement of income.  Periods subsequent to the redemption will have lower interest expense as a result of the redemption. The remaining outstanding principal ($845.1 million) can be redeemed by the Company beginning May 1, 2014 and holders of the debt may require the Company to repurchase the debt for cash on specified dates beginning May 1, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Linear Technology Corporation is a manufacturer of high performance linear integrated circuits.  The Company generates revenue exclusively from the sale of analog integrated circuits.  The Company targets the high performance segment of the analog integrated circuit market. The Company was founded in 1981 and became a public company in 1986.  Linear Technology products include high performance amplifiers, comparators, voltage references, monolithic filters, linear regulators, DC-DC converters, battery chargers, data converters, communications interface circuits, RF signal conditioning circuits, uModuleTM products, and many other analog functions.  Applications for Linear Technology’s high performance circuits include telecommunications, networking products such as optical switches, industrial instrumentation, security monitoring devices, complex medical devices, automotive electronics, factory automation, process control, military and space systems, notebook and desktop computers, computer peripherals, video/multimedia, high-end consumer products such as digital cameras and MP3 players; and cellular telephones.

The Company achieved record quarterly revenues of $388.6 million during the first quarter of fiscal year 2011, an increase of $22.4 million or 6% over the fourth quarter of fiscal year 2010 and 65% or $152.5 million over the first quarter of fiscal year 2010.  Net income of $137.3 million increased $12.7 million or 10% over the fourth quarter of fiscal year 2010 and increased $76.6 million or 126% over the first quarter of fiscal year 2010.  The results for the first quarter of fiscal year 2011 were impacted by a one-time pre-tax legal charge of $5.3 million included in selling, general and administrative expenses.  The resulting first quarter diluted earnings per share (“EPS”) increased $0.05 cents per share or 9% over the fourth quarter of fiscal year 2010 and increased $0.32 cents per share or 119% over the first quarter of fiscal year 2010.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the three months ended September 26, 2010, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

Results of Operations

The table below summarizes the income statement items for the three months ended September 26, 2010 and September 27, 2009 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended September 26, 2010 to the corresponding period from the prior fiscal year:

	Three Months Ended
	September 26,	September 27,	Increase/
	2010	2009	(Decrease)

Revenues	100.0%	100.0%	65%
Cost of sales	21.5	25.2	41
Gross profit	78.5	74.8	73
Expenses:
Research and development	14.5	19.2	24
Selling, general and
administrative	11.3	13.4	39

	25.8	32.6	30
Operating income	52.7	42.2	106
Interest expense	(4.4)	(8.1)	(10)
Interest income	0.4	1.6	(50)
Income before
income taxes	48.7%	35.7%	125
Tax rate	27.5%	28.0%

Revenue for the quarter ended September 26, 2010 was $388.6 million, an increase of $152.5 million or 65% over revenue of $236.1 million for the same quarter of the previous fiscal year.  The average selling price (“ASP”) of $1.65 per unit in the first quarter of fiscal year 2011 was higher as compared to the first quarter of fiscal year 2010 ASP of $1.49 per unit. The increase in ASP was due to a proportionally higher percentage of the increased quarterly revenue being in the industrial and communication infrastructure end-markets than in the cell-phone and consumer end-markets.  Geographically, international revenues were $285.9 million or 74% of revenues, an increase of $119.0 million as compared to international revenues of $166.9 million or 71% of revenues for the same period in the previous fiscal year.  Internationally, revenues to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $159.2 million or 41% of revenues, while sales to Europe and Japan were $72.5 million or 19% of revenues and $54.2 million or 14% of revenues, respectively.  Domestic revenues were $102.7 million or 26% of revenues in the first quarter of fiscal year 2011, an increase of $33.5 million over $69.2 million or 29% of revenues in the same period in fiscal year 2010.

Gross profit of $304.9 million for the quarter ended September 26, 2010 increased $128.3 million or 73% over gross profit of $176.6 million in the first quarter of fiscal year 2010.  Gross profit as a percentage of revenues increased to 78.5% in the first quarter of fiscal year 2011 as compared to 74.8% for the same period in the previous fiscal year. The improvement in gross profit as a percentage of revenues for the quarter ended September 26, 2010 was primarily due to spreading fixed costs over a higher sales base and higher ASP’s, partially offset by increased profit sharing.

Research and development (“R&D”) expenses for the quarter ended September 26, 2010 were $56.2 million, an increase of $10.9 million or 24% over R&D expenses of $45.3 million for the same period in the previous fiscal year.  The increase in R&D expenses was primarily due to a $6.0 million increase in employee profit sharing and a $3.5 million increase in compensation costs. Compensation costs increased due to increased headcount over the first quarter of fiscal 2010 and due to the first quarter of fiscal year 2010 having a temporary 10% reduction in base pay that was gradually eliminated during the second and the third quarters of fiscal year 2010.  In addition, the increase in R&D expense was due to a $1.4 million increase in other R&D expenses, primarily mask costs.

Selling, general and administrative expenses (“SG&A”) for the quarter ended September 26, 2010 were $44.1 million, an increase of $12.4 million or 39% over SG&A expense of $31.7 million for the same period in the previous fiscal year.  The largest contributor to the increase in SG&A expense was a one-time legal charge of $5.3 million. In addition, SG&A expenses increased due to a $4.4 million increase in profit sharing and a $1.7 million increase in compensation costs. Compensation costs increased due to increased headcount over the first quarter of fiscal 2010 and due to the first quarter of fiscal year 2010 having a temporary 10% reduction in base pay that was gradually eliminated during the second and the third quarters of fiscal year 2010.  Other SG&A expenses increased $1.0 million, primarily advertising related expenses.

Interest expense was $17.2 million for the first quarter of fiscal year 2011, a decrease of $1.9 million from the corresponding period of fiscal year 2010.  The decrease in interest expense was primarily due to the retirement of $154.9 million principal amount of the Company’s 3.0% Convertible Senior Notes during the fourth quarter of fiscal year 2010.

Interest income was $1.9 million for the first quarter of fiscal year 2011, a decrease of $1.9 million from the corresponding period of fiscal year 2010.  Interest income decreased primarily due to a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balances.

The Company’s tax rate for the first quarter of fiscal year 2011 was 27.5% as compared to 28% in the same quarter of fiscal year 2010.  The decrease in the effective income tax rate was primarily due to an increase in the Company’s domestic manufacturing deduction and higher earnings in foreign jurisdictions with lower tax rates.  This decrease in the effective tax rate was partially offset by lower tax exempt interest income and the expiration of the R&D tax credit on December 31, 2009, as the current fiscal year includes no R&D tax benefit whereas the prior year period included the R&D tax credit for six months.

IRS Appeals and the Company have reached a tentative settlement on additional outstanding ETI refund claims that is potentially favorable for the Company.  This tentative settlement, together with certain other refund claims that continue to be reviewed by the IRS, is subject to review by the Joint Committee on Taxation.  It is expected that these matters will be resolved during fiscal year 2011.

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

Revenue grew 6% over the fourth quarter of fiscal year 2010 and marks the sixth consecutive quarter that the Company has grown revenues and the third consecutive quarter that the Company has achieved record quarterly revenues.  The Company grew in the first quarter more in-line with its historical quarterly growth patterns after a year in which quarterly revenues grew sequentially 14%, 9%, 21% and 18%.  The Company’s strategy of focusing on traditional analog end-markets (industrial, automotive and communications) has been instrumental in achieving these results.

The Company had a positive book-to-bill ratio although bookings in total were less than the previous quarter. During the quarter the Company added more capacity and its average lead times have decreased to eight weeks from ten weeks, as it continues to bring its lead times into more historic levels of four to six weeks.  As the Company enters the December quarter there is more uncertainty than in recent quarters which makes forecasting difficult. Although the Company had another positive book-to-bill ratio, bookings decreased as the quarter progressed. Customers are more confident in their ability to get parts and therefore may order less as they continue to adjust inventory levels and safety stocks downward. Given the above, the Company expects that revenue will be flat to down 4% sequentially for the second quarter of fiscal 2011.

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

Liquidity and Capital Resources

At September 26, 2010, the Company’s cash, cash equivalents and marketable securities balances were $1,051.7 million in aggregate, representing an increase of $93.6 million over the June 27, 2010 balances of $958.1 million. This increase was primarily due to positive cash flows from operations of $179.6 million offset by cash outflows of $38.8 million for capital additions; $5.5 million to purchase its common stock; and $52.8 million for the payment of cash dividends, representing $0.23 per share for the first quarter of fiscal year 2011.  Working capital as of September 26, 2010 was $768.7 million.

Accounts receivable totaled $205.9 million at the end of the first quarter of fiscal year 2011, an increase of $29.0 million over the June 27, 2010 balance of $176.9 million.  The increase is primarily due to higher shipments in the first quarter of fiscal year 2011 as compared to the fourth quarter of fiscal year 2010. In addition, the month of September is a heavy shipment month coming off an August vacation month and some build-up of consumer related shipments in anticipation of holiday season sales.  Inventory totaled $58.4 million at the end of the first quarter of fiscal year 2011, an increase of $4.3 million over the fourth quarter of fiscal year 2010.  The increase in inventory was primarily due to increased production capacity to support higher revenue levels and to accommodate lowering lead-times.

Net property, plant and equipment increased $28.7 million over the fourth quarter of fiscal year 2010 primarily due to fixed assets additions of $38.8 million related to the expansion of the Company’s production capacity to decrease the lead times from ten weeks to eight weeks.  These additions were offset by $10.1 million in depreciation expense.

Accrued payroll and related benefits decreased $16.2 million from the fourth quarter of fiscal year 2010 primarily due to the payment of profit sharing partially offset by an increase in the profit sharing accrual.  The Company accrues for profit sharing on a quarterly basis, but distributes payouts to employees on a semi-annual basis during the first and third quarters of each fiscal year.  Income taxes payable totaled $54.0 million at the end of the first quarter of fiscal year 2011, an increase of $34.3 million over the fourth quarter of fiscal year 2010 primarily due to the Company’s quarterly tax provision offset by quarterly tax payments.  Other accrued liabilities of $46.6 million increased $12.3 million over the fourth quarter of fiscal year 2010 primarily due to accrued interest on the Company’s Convertible Senior Notes.  The Company makes semi-annual interest payments during the second and fourth quarter of each fiscal year.  In addition, there was an increase to the legal accrual as result of the $5.3 million one-time pre-tax legal charge.

In October 2010, the Company’s Board of Directors declared a cash dividend of $0.23 per share.  The cash dividend of $0.23 per share will be paid on November 24, 2010 to stockholders of record on November 12, 2010.  The payments of future dividends will be based on the Company’s financial performance.

The Company redeemed for cash the remaining $395.8 million (principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances. The redemption of debt did not result in any gains or losses in the statement of income.  Periods subsequent to the redemption will have lower interest expense as a result of the redemption.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future.

Off Balance-Sheet Arrangements

As of September 26, 2010, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of it’s 3.0% Convertible Senior Notes due May 1, 2027.  Through the first quarter of fiscal year 2011, the Company has retired $154.9 million in face value, leaving a remaining balance of $845.1 million.  The Company pays cash interest at an annual rate of 3.0%, payable semiannually on November 1 and May 1 of each year. See Note 8 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information.

Fair Value

As of September 26, 2010, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a fair value of $847.5 million.  The Company’s cash and cash equivalents, and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities.  The Company currently does not hold any investments in auction rate securities or asset backed securities.  Most of the Company’s investments in debt instruments have an investment rating of AAA.  As of September 26, 2010, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a remaining maturity of approximately one year.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 27, 2010.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2010.  At September 26, 2010, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 26, 2010.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 26, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 13, 2007, the California plaintiffs filed an amended complaint, asserting claims against the individual defendants for breaching, and aiding and abetting breaches of fiduciary duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options between 1995 and 2005.  The amended complaint also alleged that individual defendants were unjustly enriched, and violated California insider trading laws, and that the director defendants wasted corporate assets.  Plaintiffs seek unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over executory option contracts, and attorneys’ fees and costs.  On September 12, 2007, the Company and the individual defendants filed demurrers to the amended complaint.  Before the demurrers were fully briefed, the parties stipulated to stay the California State Action pending the resolution of the motion to dismiss the complaint in the Delaware Action. The Delaware Court denied that motion on March 7, 2008.

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

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their fiduciary duty by granting “spring-loaded” and “bullet-dodged” stock options to certain officers and directors between 1996 and 2005.  The plaintiff also asserts claims for unjust enrichment against defendants who received the option grants.  The plaintiff seeks unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants’ option contracts, imposition of a constructive trust over the option contracts, and attorneys’ fees and costs.  The defendants moved to dismiss the Delaware Action on May 25, 2007.  Rather than respond, the plaintiff filed his first amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint.  On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the first amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that such a demand would have been futile, and that the first amended complaint failed to state a claim against each of the individual defendants.  On March 7, 2008, the Court denied the motion.  Linear answered the first amended complaint on April 7, 2008.

On January 25, 2010, the plaintiff in the Delaware Action filed a motion to amend the first amended complaint. This second amended complaint was filed under seal, with a redacted copy filed publicly, on February 15, 2010.  The second amended complaint adds allegations that the defendant directors breached their fiduciary duty by: (1) granting additional stock options (beyond those identified in the first amended complaint) to employees, which grants plaintiff claims were manipulated during the 1996-2005 time period; (2) granting and receiving “backdated” and/or otherwise allegedly manipulated stock options, in addition to the allegedly “spring-loaded” and “bullet-dodged” options; and (3) granting additional stock options whose exercise price did not conform to the terms of the applicable stock option plans.  The defendants answered the second amended complaint on March 17, 2010.

On June 10, 2010, the officer and director defendants filed motions for summary judgment.  On August 6, 2010, and thereafter on August 25, 2010, the parties in the Delaware Action stipulated to an extension of time to file opposition and reply briefs, and related pleadings.  On September 23, 2010, the parties to the Delaware Action filed a stipulation and proposed order advising the Delaware Court of Chancery that they had executed a Memorandum of Understanding providing for settlement of the Delaware Action.  The Delaware Court granted the stipulation and entered the order that same day.  The stipulation notes that the Memorandum of Understanding contemplates a stay of the Delaware Action and that the parties anticipate filing a Stipulation of Settlement along with a proposed Scheduling Order that would set a settlement approval hearing and a briefing schedule for the Delaware Court’s consideration of the settlement. The Court of Chancery stayed all proceedings in the Delaware Action, other than proceedings related to the review and approval of the anticipated Stipulation of Settlement.

The Stipulation of Settlement has not yet been filed, and there can be no assurance that the Delaware Court will approve the settlement.

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

During the first quarter of fiscal year 2011, 74% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, or the response to any of the foregoing by the United States and other major countries.

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

For a further discussion on legal matters see “Legal Proceedings” in Part II, Item 1 of the Form 10-Q.

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
On November 1, 2010, we have debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A Notes” or the “Notes”).  Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

The terms of the 2027A Notes and related provisions in the indentures subject noteholders to risks.  Noteholders should be aware of the following risks, in addition to those described for holders of our common stock:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (June 28, 2010 – July 25, 2010)	-			-
Month #2 (July 26, 2010 – August 22, 2010)	173,276	$31.88	173,276	18,294,447
Month #3 (August 23, 2010 – September 26, 2010)	-	-	-	-
Total	173,276	$31.88	173,276	18,294,447

1)
On July 29, 2008 the Company’s Board of Directors authorized the Company to purchase up to 20.0 million shares of its outstanding common stock in the open market over a two-year time period.  Following the expiration of this program, on October 12, 2010, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

Item 3.                      Defaults Upon Senior Securities

  N/A

Item 4.                      (Removed and Reserved)

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

LINEAR TECHNOLOGY CORPORATION

DATE: November 5, 2010	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)