Form 10-Q/A
period 2010-09-26
LINEAR TECHNOLOGY CORP /CA/
filed 2010-12-13
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the period ended September 26, 2010 is being filed for the purposes of refiling Exhibit 32.1, and supersedes the prior filing of the Quarterly Report on Form 10-Q for the period ended September 26, 2010 in its entirety.  In addition, the Company is adding additional disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations as to why revenues increased 65% in the period ended September 26, 2010 as compared to the period ended September 27, 2009.  No changes other than the changes to Exhibit 32.1 and to Management’s Discussion and Analysis of Financial Condition and Results of Operations are being made by means of this filing.

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q/A
THREE MONTHS ENDED SEPTEMBER 26, 2010

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three months
		ended September 26, 2010 (unaudited) and September 27, 2009 (unaudited)	4

		Consolidated Balance Sheets at September 26, 2010 (unaudited) and
		June 27, 2010	5

		Consolidated Statements of Cash Flows for the three months ended
		September 26, 2010 (unaudited) and September 27, 2009 (unaudited)	6

		Notes to Consolidated Financial Statements (unaudited)	7-15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	16-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

Part II:	Other Information

	Item 1.	Legal Proceedings	20-21

	Item 1A.	Risk Factors	22-27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 3.	Defaults Upon Senior Securities	28

	Item 4.	(Removed and Reserved)	28

	Item 5.	Other Information	28

	Item 6.	Exhibits	28

Signatures:			29

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

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 26,	June 27,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$499,152	$295,854
Marketable securities	552,550	662,215
Accounts receivable, net of allowance for doubtful accounts of $2,043 ($2,043 at June 27, 2010)	205,923	176,874
Inventories:
Raw materials	6,306	5,430
Work-in-process	41,420	39,799
Finished goods	10,634	8,815
Total inventories	58,360	54,044
Deferred tax assets	38,004	38,689
Prepaid expenses and other current assets	34,509	36,625
Total current assets	1,388,498	1,264,301
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	201,015	199,817
Manufacturing and test equipment	564,655	527,230
Office furniture and equipment	3,815	3,789
Property, plant and equipment, total	798,322	759,673
Accumulated depreciation and amortization	(512,580)	(502,638)
Property, plant and equipment, net	285,742	257,035
Other noncurrent assets	67,099	69,382
Total assets	$1,741,339	$1,590,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,740	$21,235
Accrued payroll and related benefits	64,643	80,796
Deferred income on shipments to distributors	31,814	33,700
Income taxes payable	53,964	19,615
Other accrued liabilities	46,559	34,238
Convertible senior notes- current portion	395,099	392,926
Total current liabilities	619,819	582,510
Deferred tax liabilities	110,410	108,665
Convertible senior notes (1)	771,553	766,960
Other noncurrent liabilities	91,263	92,798
Total liabilities	1,593,045	1,550,933
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized; 225,066 shares issued and outstanding at September 26, 2010 (224,231 shares at June 27, 2010)	225	224
Additional paid-in capital	1,360,327	1,331,664
Accumulated other comprehensive income, net of tax	1,889	1,974
Accumulated deficit	(1,214,147)	(1,294,077)
Total stockholders’ equity	148,294	39,785
Total liabilities and stockholders’ equity	$1,741,339	$1,590,718

(1)	See “Note 12. Subsequent Events” regarding the redemption of the current portion of the Company’s senior convertible notes on November 1, 2010.
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

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results have been made.  All such adjustments were of a normal recurring nature.  The results for the three month period ended September 26, 2010 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q/A should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 27, 2010 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 27, 2010 has been derived from audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

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

5.      Marketable Securities

The Company currently does not hold any investments in auction rate securities or asset backed securities.  The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AAA.  The following is a summary of cash equivalents and marketable securities at September 26, 2010 and June 27, 2010:

	September 26, 2010
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$96,902	$184	$-	$97,086
Obligations of U.S. government-sponsored enterprises	193,623	575	-	194,198
Municipal bonds	294,354	1,632	(2)	295,984
Corporate debt securities and other	176,783	226	(1)	177,008
Money market funds	83,265	-	-	83,265
Total	$844,927	$2,617	$(3)	$847,541

Amounts included in:
Cash equivalents	$294,991	$-	$-	$294,991
Marketable securities	549,936	2,617	(3)	552,550
Total	$844,927	$2,617	$(3)	$847,541

	June 27, 2010
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$61,074	$135	$-	$61,209
Obligations of U.S. government-sponsored enterprises	106,630	532	(1)	107,161
Municipal bonds	407,068	2,387	(1)	409,454
Corporate debt securities and other	134,892	229	(8)	135,113
Money market funds	78,835	-	-	78,835
Total	$788,499	$3,283	$(10)	$791,772

Amounts included in:
Cash equivalents	$129,557	$-	$-	$129,557
Marketable securities	658,942	3,283	(10)	662,215
Total	$788,499	$3,283	$(10)	$791,772

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

As of September 26, 2010, there was approximately a total of $146.9 million of unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

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

Revenue for the quarter ended September 26, 2010 was $388.6 million, an increase of $152.5 million or 65% over revenue of $236.1 million for the same quarter of the previous fiscal year.  The substantial year-over-year increase in revenue was primarily due to an improving global macro-economic climate.  The results from the first quarter of fiscal year 2010 were adversely impacted by the worldwide global credit and financial crisis, whereas the results for the first quarter of fiscal year 2011 reflect a recovery from the worldwide recession.  The increase in revenues was the primary driver in a 106% increase in operating income.  Operating income improved faster than revenues due to the impact of spreading fixed costs over a higher revenue base and the Company maintaining tight expense controls through the recovery period.

Revenue grew primarily due to an increase in the number of units shipped and marginally due to the increase in the average selling price (“ASP”).  The number of units shipped increased by approximately 52% from 152.4 million units in the first quarter of fiscal year 2010 to 232.3 million units in the first quarter of fiscal year 2011.  The ASP of $1.65 per unit in the first quarter of fiscal year 2011 was higher compared to the ASP of $1.49 per unit in the first quarter of fiscal year 2010.  The 11% increase in ASP was due to a proportionally higher percentage of the increased quarterly revenue being in the industrial and communication infrastructure end-markets rather than in the cell-phone and consumer end-markets.  The Company’s revenues from the industrial and communication infrastructure end-markets generally have higher ASPs than products that go into the cell-phone and consumer end-markets.

Over the past few years the Company has been reducing its exposure to the consumer and cell-phone end-markets in favor of the industrial, automotive, communication infrastructure and military end-markets because these latter end-markets tend to demand more complex technology products, which have higher ASPs and are less price sensitive.  During the first quarter of fiscal year 2011, 77% of the Company’s revenues were in the industrial, automotive, communication infrastructure, and military end-markets as compared to 74% in the first quarter of fiscal year 2010.

Geographically, revenues increased in each major geographical region. International revenues were $285.9 million or 74% of revenues, an increase of $119.0 million as compared to international revenues of $166.9 million or 71% of revenues for the same period in the previous fiscal year.  Internationally, revenues to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $159.2 million or 41% of revenues, while sales to Europe and Japan were $72.5 million or 19% of revenues and $54.2 million or 14% of revenues, respectively.  Domestic revenues were $102.7 million or 26% of revenues in the first quarter of fiscal year 2011, an increase of $33.5 million over $69.2 million or 29% of revenues in the same period in fiscal year 2010.

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

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Form 10-Q/A, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products; increases in costs associated with utilities, transportation and raw materials; currency fluctuations; the effects of adverse economic conditions in the United States and international markets and other factors described below and in  “Item 1A – Risk Factors” section of this Quarterly Report on Form 10-Q/A.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A.  For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

For a further discussion on legal matters see “Legal Proceedings” in Part II, Item 1 of the Form 10-Q/A.

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

LINEAR TECHNOLOGY CORPORATION

DATE: December 13, 2010	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)