Form 10-Q
period 2011-01-02
LINEAR TECHNOLOGY CORP /CA/
filed 2011-02-11
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2011

or

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
Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding at January 28, 2011
Common Stock, $0.001 par value per share	226,858,522 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED JANUARY 2, 2011

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three and six months
		ended January 2, 2011 (unaudited) and December 27, 2009 (unaudited)	3

		Consolidated Balance Sheets at January 2, 2011 (unaudited) and
		June 27, 2010	4

		Consolidated Statements of Cash Flows for the six months ended
		January 2, 2011 (unaudited) and December 27, 2009 (unaudited)	5

		Notes to Consolidated Financial Statements (unaudited)	6-14

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	15-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

Part II:	Other Information

	Item 1.	Legal Proceedings	20-21

	Item 1A.	Risk Factors	22-27

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 3.	Defaults Upon Senior Securities	28

	Item 4.	(Removed and Reserved)	28

	Item 5.	Other Information	28

	Item 6.	Exhibits	28

Signatures:			29

Item 1.              Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2011	2009	2011	2009
Revenues	$ 383,621	$ 256,364	$ 772,213	$ 492,499
Cost of sales (1)	82,603	61,621	166,334	121,204
Gross profit	301,018	194,743	605,879	371,295
Operating expenses:
Research and development (1)	59,001	46,682	115,203	92,022
Selling, general and administrative (1)	40,958	32,459	85,040	64,118
Total operating expenses	99,959	79,141	200,243	156,140
Operating income	201,059	115,602	405,636	215,155
Interest expense(2)	(13,525)	(18,913)	(30,708)	(38,034)
Interest income	1,602	3,358	3,518	7,214
Income before income taxes	189,136	100,047	378,446	184,335
Provision for income taxes	45,393	24,511	97,453	48,112
Net income	$ 143,743	$ 75,536	$ 280,993	$ 136,223
Basic earnings per share	$ 0.62	$ 0.33	$ 1.22	$ 0.60
Shares used in the calculation of basic earnings per share	230,284	227,265	230,006	227,093
Diluted earnings per share	$ 0.62	$ 0.33	$ 1.21	$ 0.60
Shares used in the calculation of diluted earnings per share	232,202	228,366	231,843	228,160
Cash dividends per share	$ 0.23	$ 0.22	$ 0.46	$ 0.44

Includes the following charges:
(1)Stock-based compensation
Cost of sales	$ 2,338	$ 2,220	$ 4,521	$ 4,515
Research and development	10,531	9,521	20,298	19,240
Selling, general and administrative	5,614	5,301	10,855	10,776
(2)Amortization of debt discount (non- cash interest expense)	5,390	7,296	12,156	14,525

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	January 2,	June 27,
	2011	2010*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 203,308	$ 295,854
Marketable securities	544,844	662,215
Accounts receivable, net of allowance for doubtful accounts of $2,043 ($2,043 at June 27, 2010)	180,692	176,874
Inventories:
Raw materials	8,808	5,430
Work-in-process	39,706	39,799
Finished goods	15,868	8,815
Total inventories	64,382	54,044
Deferred tax assets	38,570	38,689
Prepaid expenses and other current assets	38,162	36,625
Total current assets	1,069,958	1,264,301
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	201,930	199,817
Manufacturing and test equipment	599,012	527,230
Office furniture and equipment	3,831	3,789
Property, plant and equipment, total	833,610	759,673
Accumulated depreciation and amortization	(521,784)	(502,638)
Property, plant and equipment, net	311,826	257,035
Other noncurrent assets	64,402	69,382
Total assets	$ 1,446,186	$ 1,590,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 40,437	$ 21,235
Accrued payroll and related benefits	94,921	80,796
Deferred income on shipments to distributors	38,471	33,700
Income taxes payable	4,132	19,615
Other accrued liabilities	21,249	34,238
Convertible senior notes- current portion	-	392,926
Total current liabilities	199,210	582,510
Deferred tax liabilities	97,301	108,665
Convertible senior notes	776,212	766,960
Other noncurrent liabilities	94,670	92,798
Total liabilities	1,167,393	1,550,933
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized; 226,278 shares issued and outstanding at January 2, 2011 (224,231 shares at June 27, 2010)	226	224
Additional paid-in capital	1,403,615	1,331,664
Accumulated other comprehensive income, net of tax	1,446	1,974
Accumulated deficit	(1,126,494)	(1,294,077)
Total stockholders’ equity	278,793	39,785
Total liabilities and stockholders’ equity	$ 1,446,186	$ 1,590,718

* Derived from audited financial statement at June 27, 2010.
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Six Months Ended
	January 2,	December 27,
	2011	2009
Cash flow from operating activities:
Net income	$ 280,993	$ 136,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,907	22,993
Tax benefit received on the exercise of stock-based awards	1,689	(2,092)
Stock-based compensation	35,674	34,531
Amortization of convertible senior notes discount	12,156	14,525
Change in operating assets and liabilities:
Increase in accounts receivable	(3,818)	(28,722)
(Increase) decrease in inventories	(10,338)	340
(Increase) decrease in prepaid expenses, other current assets and deferred tax assets	(872)	1,540
Decrease (increase) in long-term assets	2,152	(106)
Increase in accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	22,210	15,699
Increase in deferred income on shipments to distributors	4,771	2
Decrease in income taxes payable	(26,191)	(6,387)
Cash provided by operating activities	342,333	188,546
Cash flow from investing activities:
Purchases of marketable securities	(374,796)	(353,189)
Proceeds from sales and maturities of available-for-sale securities	490,437	299,143
Purchases of property, plant and equipment	(75,870)	(7,528)
Cash provided by (used in) investing activities	39,771	(61,574)
Cash flow from financing activities:
Retirement of convertible senior notes	(395,830)	(9,815)
Issuance of common stock under employee stock plans	36,370	12,329
Purchases of common stock	(9,334)	(7,202)
Payments of cash dividends	(105,856)	(99,996)
Cash used in financing activities	(474,650)	(104,684)
(Decrease)/Increase in cash and cash equivalents	(92,546)	22,288
Cash and cash equivalents, beginning of period	295,854	217,018
Cash and cash equivalents, end of period	$ 203,308	$ 239,306

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature.  The results for the three and six month periods ended January 2, 2011 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 27, 2010 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 27, 2010 has been derived from audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

During the first quarter of fiscal year 2011, the Company adopted the Financial Accounting Standard Board’s (“FASB”) new accounting standard on consolidation of variable interest entities. This new accounting standard eliminates the mandatory quantitative approach in determining control for evaluating whether variable interest entities need to be consolidated in favor of a qualitative analysis, and requires an ongoing reassessment of control over such entities. The adoption of this new accounting standard did not impact the Company’s condensed consolidated financial statements.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been shipped, the price is fixed and determinable and collection is reasonably assured.  During the second quarter and the first six months of fiscal year 2011, the Company recognized approximately 13% and 14%, respectively, of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At January 2, 2011, the Company had approximately $47.8 million of deferred revenue and $9.3 million of deferred cost of sales recognized as $38.5 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $2.2 million to $3.2 million per quarter.

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

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30.  Fiscal year 2010 was a 52-week year.  Fiscal year 2011 is a 53-week fiscal year, with the additional week falling in the current quarter ending January 2, 2011.  The impact of the extra week was concentrated in labor costs.

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

	Three Months Ended		Six Months Ended
In thousands, except per share	January 2,	December 27,	January 2,	December 27,
amounts	2011	2009	2011	2009

Numerator - net income	$ 143,743	$ 75,536	$ 280,993	$ 136,223

Denominator for basic earnings
per share- weighted
average shares	230,284	227,265	230,006	227,093

Effect of dilutive securities –
employee stock options	1,918	1,101	1,837	1,067

Denominator for diluted earnings
per share	232,202	228,366	231,843	228,160

Basic earnings per share	$ 0.62	$ 0.33	$ 1.22	$ 0.60

Diluted earnings per share	$ 0.62	$ 0.33	$ 1.21	$ 0.60

The potentially dilutive effect of stock option of approximately 12.1 million shares and 13.0 million shares of common stock for the three and six month periods ended January 2, 2011, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

4.	Fair Value

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s investment portfolio assets.  Financial instruments are categorized in a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input); then to quoted prices (in nonactive markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input); then the lowest priority to unobservable inputs, for example, the Company’s data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). Fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability.

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of January 2, 2011:

In thousands	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable Inputs
Description	Instruments (Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$ 112,685	$ -	$ 112,685
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	-	477,043	477,043
Total assets measured at fair value	$ 112,685	$ 477,043	$ 589,728

5.      Marketable Securities

The Company currently does not hold any investments in auction rate securities or asset backed securities.  The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AAA.  The following is a summary of cash equivalents and marketable securities at January 2, 2011 and June 27, 2010:

	January 2, 2011
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$ 97,978	$ 179	$ (54)	$ 98,103
Obligations of U.S. government-sponsored enterprises	119,529	287	(15)	119,801
Municipal bonds	224,477	961	(39)	225,399
Corporate debt securities and other	131,618	227	(2)	131,843
Money market funds	14,582	-	-	14,582
Total	$ 588,184	$ 1,654	$ (110)	$ 589,728

Amounts included in:
Cash equivalents	$ 44,884	$ -	$ -	$ 44,884
Marketable securities	543,300	1,654	(110)	544,844
Total	$ 588,184	$ 1,654	$ (110)	$ 589,728

	June 27, 2010
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$ 61,074	$ 135	$ -	$ 61,209
Obligations of U.S. government-sponsored enterprises	106,630	532	(1)	107,161
Municipal bonds	407,068	2,387	(1)	409,454
Corporate debt securities and other	134,892	229	(8)	135,113
Money market funds	78,835	-	-	78,835
Total	$ 788,499	$ 3,283	$ (10)	$ 791,772

Amounts included in:
Cash equivalents	$ 129,557	$ -	$ -	$ 129,557
Marketable securities	658,942	3,283	(10)	662,215
Total	$ 788,499	$ 3,283	$ (10)	$ 791,772

(1) The Company evaluated the nature of the investments with a loss position at January 2, 2011 and June 27, 2010, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of January 2, 2011 and June 27, 2010.

The estimated fair value of debt investments in marketable securities by effective maturity date, is as follows:

In thousands	January 2,	June 27,
	2011	2010
Due in one year or less	$ 301,120	$ 393,350
Due after one year through three years	243,724	268,865
Total	$ 544,844	$ 662,215

6. Stock-based Compensation

Equity Incentive Plans

At the 2010 Annual Meeting of Stockholders on November 3, 2010, the Company’s stockholders approved a new 2010 Equity Incentive Plan that replaces the 2001 Nonstatutory Stock Option Plan by transferring the remaining shares from the 2001 Nonstatutory Stock Option Plan into the 2010 Equity Incentive Plan and adding 5.0 million shares into the 2010 Equity Incentive Plan.

 At January 2, 2011, 18.4 million shares were available for grant under the Company’s equity incentive plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options also generally become exercisable over a five-year period (generally 10% every six months) based upon continued employment.  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At January 2, 2011, 1.7 million shares were available for issuance under the ESPP.

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

As of January 2, 2011, there was approximately $139.8 million of unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the six months ended January 2, 2011, options for approximately 1.3 million shares were exercised for a gain to the optionee (aggregate intrinsic value) of $10.0 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, June 27, 2010	25,436,140	$33.83

Granted	-	-
Forfeited and expired	(2,522,893)	50.77
Exercised	(1,320,365)	24.71
Outstanding options, January 2, 2011	21,592,882	$32.41

Options vested and exercisable at:
January 2, 2011	17,117,132	$34.94

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at June 27, 2010	5,609,419	$30.10

Granted	780,415	31.19
Vested	(889,457)	31.42
Forfeited	(68,489)	29.06
Nonvested at January 2, 2011	5,431,888	$30.04

7.      Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
In thousands	January 2,	December 27,	January 2,	December 27,
	2011	2009	2011	2009

Net income	$ 143,743	$ 75,536	$ 280,993	$ 136,223

Changes in unrealized gains on
available-for-sale securities	(443)	(1,095)	(528)	(1,600)

Total comprehensive income	$ 143,300	$ 74,441	$ 280,465	$ 134,623

8.      Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances.  Through the second quarter of fiscal year 2011 the Company has repurchased $154.9 million (principal amount) of its 2027A notes, resulting in approximately $845.1 million (principal amount) of debt outstanding as of January 2, 2011.  At January 2, 2011, no shares related to the Notes were included in the computation of diluted earnings per share.

At January 2, 2011, the conversion rate of the 2027A notes is 22.362558 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in January 2011 will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.

The 2027A notes pay cash interest of 3.0% which is payable semiannually in arrears on May 1 and November 1.  As a result of adopting the provisions of ASC 470-20-10 to 35 during the first quarter of fiscal year 2010 the Company recognizes an effective interest rate of 5.69% on the carrying value of the 2027A notes. The effective rate is based on the interest rates of similar instruments issued at the time of issuance of the Notes that do not have conversion features such as the Notes. The differences between the effective interest rates of 5.69% and the coupon rate of 3.0%, results in non-cash interest expense that will never be paid by the Company.

The carrying values of the liability and equity components of the Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

	January 2,	June 27,
In thousands	2011	2010
Liability components
Principal amount of the Notes	$ 845,088	$ 1,240,917
Unamortized discount of liability component*	(68,876)	(81,031)
Carrying value of liability component	$ 776,212	$ 1,159,886

Equity component-net carrying value	$ 122,639	$ 122,639

*The remaining unamortized debt discount as of January 2, 2011 will be amortized as additional non-cash interest expense over the remaining term of the 2027A notes, which is approximately 3.1 years, the time at which the Notes become initially redeemable.

Interest expense related to the Notes included in interest expense on the condensed consolidated statements of income was recognized as follows:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
In thousands	2011	2009	2011	2009
Contractual coupon interest	$ 7,369	$ 10,492	$ 16,800	$ 21,136
Amortization of debt discount	5,390	7,296	12,156	14,525
Amortization of debt issuance costs	576	865	1,354	1,836
Total interest expense related to the Notes	$ 13,335	$ 18,653	$ 30,310	$ 37,497

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

10.      Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of January 2, 2011, the Company’s other long-term liabilities account includes $78.7 million of unrecognized tax benefits which, if the Company’s positions on these tax matters are upheld, would favorably impact its effective income tax rate in future periods.  The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $14.9 million accrued for interest at January 2, 2011.

During the second quarter of fiscal year 2011, the research & development tax credit (“R&D credit”) was reinstated by legislation retroactive to January 1, 2010.  Accordingly, the Company’s annual effective income tax rate for fiscal year 2011 has been adjusted to include the R&D credit for the full fiscal year commencing in the second quarter.  In addition, the Company’s quarterly effective income tax rate of 24% for the second quarter of fiscal year 2011 includes a quarterly discrete tax benefit for the R&D credit totaling $3.5 million related to the prior fiscal year period of January 1, 2010 through June 27, 2010.

During the first quarter of fiscal year 2009, the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) agreed to settle certain disputed export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006.  As a result of the settlement, the Company recognized a discrete tax benefit during the first quarter of fiscal year 2009 totaling $6.7 million, primarily due to the reversal of liabilities for uncertain tax positions pertaining to ETI.  IRS Appeals and the Company have reached a tentative settlement on additional outstanding ETI refund claims that is potentially favorable for the Company.  This tentative settlement, together with certain other refund claims that continue to be reviewed by the IRS, may be subject to review by the Joint Committee on Taxation.  It is expected that these matters will be resolved during fiscal year 2011.

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

Certain current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court for the Northern District of California and captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”), in three consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “California State Action”), and in a shareholder derivative action filed in the Delaware Court of Chancery, captioned Weiss v. Swanson (the “Delaware Action”).  The Company has been named in each of these actions as a nominal defendant against which no recovery is sought.

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties by allegedly backdating stock option grants between 1995 and 2002, and asserted derivative claims against them based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder.  On December 7, 2006, the Court granted Linear’s motion to dismiss the complaint for failure to make a pre-suit demand or to demonstrate that a demand would have been futile.  The plaintiffs filed an amended complaint on January 5, 2007 asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9.  Pursuant to a stipulation among the parties to the Federal Action, on February 14, 2007, the District Court stayed the Federal Action.

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

On August 13, 2007, the plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breaching, and aiding and abetting breaches of fiduciary duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options between 1995 and 2005.  The amended complaint also alleged that individual defendants were unjustly enriched, and violated California insider trading laws, and that the director defendants wasted corporate assets.  Plaintiffs seek unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over executory option contracts, and attorneys’ fees and costs.  On September 12, 2007, the Company and the individual defendants filed demurrers to the amended complaint.  Before the demurrers were fully briefed, the parties stipulated to stay the California State Action pending the resolution of the motion to dismiss the complaint in the Delaware Action. The Delaware Court of Chancery denied that motion on March 7, 2008.

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The Court ordered the defendants to supply the plaintiffs in the California State Action with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  Subsequently, on December 31, 2009, the plaintiffs filed a motion to lift the stay in the California State Action. On January 25, 2010, the individual defendants filed their opposition to this motion. On February 8, 2010, the Court issued an order denying the plaintiffs’ motion to lift the stay in the California State Action.  The Court is continuing to monitor the progress of the Delaware Action.

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

On June 10, 2010, the officer and director defendants filed motions for summary judgment.  On August 6, 2010, and thereafter on August 25, 2010, the parties in the Delaware Action stipulated to an extension of time to file opposition and reply briefs, and related pleadings.  On September 23, 2010, the parties to the Delaware Action filed a stipulation and proposed order advising the Delaware Court of Chancery that they had executed a Memorandum of Understanding providing for settlement of the Delaware Action.  The Court of Chancery granted the stipulation and entered the order that same day.  The stipulation notes that the Memorandum of Understanding contemplates a stay of the Delaware Action and that the parties anticipate filing a Stipulation of Settlement along with a proposed Scheduling Order that would set a settlement approval hearing and a briefing schedule for the Court of Chancery’s consideration of the settlement.  The Court of Chancery stayed all proceedings in the Delaware Action, other than proceedings related to the review and approval of the anticipated Stipulation of Settlement.

The Stipulation of Settlement was filed with the Court of Chancery on January 27, 2011, but there can be no assurance that the Delaware Court of Chancery will approve the settlement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Linear Technology Corporation, a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for three decades. The Company’s products provide an essential bridge between the analog world and the digital electronics in communications, networking, industrial, automotive, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, and µModule® subsystems.

Second quarter revenues of $383.6 million decreased $5.0 million or 1% from the first quarter of fiscal year 2011 and increased 50% or $127.3 million over the second quarter of fiscal year 2010.  Net income of $143.7 million increased $6.5 million or 5% over the first quarter of fiscal year 2011 and increased $68.2 million or 90% over the second quarter of fiscal year 2010.  Net income for the second quarter of fiscal year 2011 benefited from a lower effective tax rate of 24% compared to the first quarter of fiscal year 2011 rate of 27.5% and the second quarter of fiscal year 2010 rate of 24.5%.  The Company’s tax rate was lower primarily due to the reinstatement of the research and development tax credit.  The resulting second quarter diluted earnings per share (“EPS”) of $0.62 increased $0.03 or 5% over the first quarter of fiscal year 2010 and increased $0.29 or 88% over the second quarter of fiscal year 2010.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the six months ended January 2, 2011, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

Results of Operations

The table below summarizes the income statement items for the three and six months ended January 2, 2011 and December 27, 2009 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended January 2, 2011 to the corresponding period from the prior fiscal year:

	Three Months Ended			Six Months Ended
	January 2,	December 27,	Increase/	January 2,	December 27,	Increase/
	2011	2009	(Decrease)	2011	2009	(Decrease)

Revenues	100.0%	100.0%	50%	100.0%	100.0%	57
Cost of sales	21.5	24.0	34	21.5	24.6	37
Gross profit	78.5	76.0	55	78.5	75.4	63
Expenses:
Research and development	15.4	18.2	26	14.9	18.7	25
Selling, general and
administrative	10.7	12.7	26	11.1	13.0	33

	26.1	30.9	26	26.0	31.7	28
Operating income	52.4	45.1	74	52.5	43.7	89
Interest expense	(3.5)	(7.4)	(29)	(4.0)	(7.7)	(19)
Interest income	0.4	1.3	(52)	0.5	1.5	(51)
Income before
income taxes	49.3%	39.0%	89	49.0%	37.5%	105
Tax rate	24.0%	24.5%		25.75%	26.1%

Revenue for the quarter ended January 2, 2011 was $383.6 million, an increase of $127.3 million or 50% over revenue of $256.4 million for the same quarter of the previous fiscal year.  Revenue for the six months ended January 2, 2011 was $772.2 million, an increase of $279.7 million or 57% over revenue of $492.5 million for the same period of the previous fiscal year.  The substantial increases in revenue of 50% and 57%, respectively, were primarily due to an improving global macro-economic climate.  Prior year results were adversely impacted by the worldwide global credit and financial crisis, whereas the results for the current fiscal year reflect a gradual recovery from the worldwide recession.  Operating income for the second quarter and first six-month period of fiscal year 2011 increased 74% and 89%, respectively, primarily due to the increase in revenues.  Operating income improved faster than revenues due to the impact of spreading fixed costs over a higher revenue base and the Company maintaining tight expense controls through the recovery period.

Revenue for the quarter ended January 2, 2011 grew primarily due to an increase in the number of units shipped and marginally due to an increase in the average selling price (“ASP”).  The number of units shipped increased by approximately 45% from 162.4 million units in the second quarter of fiscal year 2010 to 235.5 million units in the second quarter of fiscal year 2011.  The ASP of $1.67 per unit in the second quarter of fiscal year 2011 was higher than the ASP of $1.59 per unit in the second quarter of fiscal year 2010.

Revenue for the six months ended January 2, 2011 grew primarily due to an increase in the number of units shipped and marginally due to an increase in the ASP.  The number of units shipped increased by approximately 49% from 314.8 million units in the first six months of fiscal year 2010 to 467.8 million units in the six months ended January, 2 2011.  The ASP for the six months ended January 2, 2011 was higher at $1.66 per unit as compared to $1.54 per unit in the same period of fiscal year 2010.

Over the past few years the Company has been reducing its exposure to the consumer and cell-phone end-markets in favor of the industrial, automotive, communication infrastructure and military end-markets because these latter end-markets tend to demand more complex technology products, which have higher ASPs.  The Company’s revenues in the industrial, automotive, communication infrastructure, and military end-markets was 77% of revenues for the six months ended January 2, 2011 as compared to 76% in the same period of fiscal year 2010.

Geographically, revenues for the quarter ended January 2, 2011 increased in each major geographical region compared to the same quarter of the previous fiscal year. International revenues for the quarter ended January 2, 2011 were $280.8 million or 73% of revenues, an increase of $98.8 million as compared to international revenues of $182.0 million or 71% of revenues for the same period in the previous fiscal year.  Revenues for the quarter ended January 2, 2011 to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $156.6 million or 41% of revenues, while sales to Europe and Japan were $69.4 million or 18% of revenues and $54.8 million or 14% of revenues, respectively.  Domestic revenues were $102.8 million or 27% of revenues in the second quarter of fiscal year 2011, an increase of $28.4 million over $74.4 million or 29% of revenues in the same period of fiscal year 2010.

Geographically, revenues for the six months ended January 2, 2011 increased in each major geographical region compared to the same period of the previous fiscal year. International revenues for the six months ended January 2, 2011 were $566.6 million or 73% of revenues, an increase of $217.7 million from international revenues of $348.9 million or 71% of revenues for the same period of the previous fiscal year.  Revenues for the six months ended January 2, 2011 to ROW represented $315.8 million or 41% of revenues, while sales to Europe and Japan were $141.9 million or 18% of revenues and $108.9 million or 14% of revenues, respectively.  Domestic revenues were $205.6 million or 27% of revenues, an increase of $62.0 million compared to $143.6 million or 29% of revenues in the same period of fiscal year 2010.

Gross profit of $301.0 million for the quarter ended January 2, 2011 increased $106.3 million or 55% over gross profit of $194.7 million in the second quarter of fiscal year 2010.  Gross profit of $605.9 million for the six months ended January 2, 2011 increased $234.6 million or 63% over gross profit of $371.3 million in the same period of fiscal year 2010.  Gross profit as a percentage of revenues increased to 78.5% in the second quarter of fiscal year 2011 as compared to 76.0% for the same period in the previous fiscal year.  Gross profit as a percentage of revenues increased to 78.5% for the six months ended January 2, 2011 as compared to 75.4% for the same period in the previous fiscal year.  The improvements in gross profit as a percentage of revenues for the quarter and the six months ended January 2, 2011 were primarily due to spreading fixed costs over a higher sales base and higher ASP’s, partially offset by increased employee profit sharing.

Research and development (“R&D”) expenses for the quarter ended January 2, 2011 were $59.0 million, an increase of $12.3 million or 26% over R&D expenses of $46.7 million for the same period in the previous fiscal year.  The increase in R&D expenses was primarily due to a $4.8 million increase in employee profit sharing and a $4.9 million increase in compensation costs. Compensation costs increased due to increased headcount; the prior year quarter having a temporary 5% reduction in base pay; and the second quarter of fiscal year 2011 having an additional week of labor costs due to the quarter having 14 weeks rather than the customary 13 weeks.  In addition, R&D expense increased due to a $1.0 million increase in stock-based compensation and a $1.6 million increase in other R&D expenses, primarily mask costs.

R&D expenses for the six months ended January 2, 2011 were $115.2 million, an increase of $23.2 million or 25% over R&D expenses of $92.0 million for the same period in the previous fiscal year.  The increase in R&D expenses was primarily due to a $10.8 million increase in employee profit sharing and a $8.4 million increase in compensation costs.  Compensation costs increased due to increased headcount; the prior year period having a temporary 5% reduction in base pay; and the six months ended January 2, 2011 having an additional week of labor costs due to the period having 27 weeks rather than the customary 26 weeks.  In addition, R&D expense increased due to a $1.1 million increase in stock-based compensation and a $2.9 million increase in other R&D expenses such as legal and mask costs.

Selling, general and administrative expenses (“SG&A”) for the quarter ended January 2, 2011 were $41.0 million, an increase of $8.5 million or 26% over SG&A expense of $32.5 million for the same period in the previous fiscal year.  The increase in SG&A expense was primarily due to a $3.5 million increase in profit sharing and a $2.7 million increase in compensation costs.  Compensation costs increased due to increased headcount; the prior year quarter having a temporary 5% reduction in base pay; and the second quarter of fiscal year 2011 having an additional week of labor costs due to the quarter having 14 weeks rather than the customary 13 weeks.  In addition, SG&A expenses increased due to a $0.3 million increase in stock-based compensation and a $2.0 million increase in other SG&A expenses such as advertising and employee travel expenses.

SG&A expenses for the six months ended January 2, 2011 were $85.0 million, an increase of $20.9 million or 33% over SG&A expenses of $64.1 million for the same period in the previous fiscal year.  The increase in SG&A expenses was primarily due to a $7.9 million increase in employee profit sharing and a $4.4 million increase in compensation costs.  Compensation costs increased due to increased headcount; the prior year period having a temporary 5% reduction in base pay; and the six months ended January 2, 2011 having an additional week of labor costs due to the period having 27 weeks rather than the customary 26 weeks.  In addition, SG&A increased due to a one-time legal charge of $5.3 million in the first quarter of fiscal year 2011 and a $3.3 million increase in other SG&A expenses, primarily advertising and employee travel expenses.

Interest expense was $13.5 million and $30.7 million, respectively, for the second quarter and the six months ended January 2, 2011.  Interest expense decreased $5.4 million and $7.3 million, respectively, from the corresponding periods of fiscal year 2010.  The decrease in interest expense was primarily due to the cash redemption of $395.8 million (the remaining principal amount) of its 2027B notes on November 1, 2010 and due to the repurchase of $154.9 million (principal amount) of the 2027A notes in the fourth quarter of fiscal year 2010.

Interest income was $1.6 million and $3.5 million, respectively, for the second quarter and the six months ended January 2, 2011, decreases of $1.8 million and $3.7 million, respectively, from the corresponding periods of fiscal year 2010.  Interest income decreased due to lower cash, cash equivalent and marketable securities balances as a result of the cash redemption of $395.8 million (principal amount) of the 2027B notes in the second quarter of fiscal year 2011 and a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balances.

The Company’s tax rate for the second quarter of fiscal year 2011 was 24% as compared to 24.5% in the same quarter of fiscal year 2010.  The decrease in the effective income tax rate was primarily due to the reinstatement of the R&D tax credit retroactive to January 1, 2010.  Accordingly, the Company’s annual effective income tax rate for fiscal 2011 has been adjusted to include the R&D credit for the full fiscal year commencing in the second quarter.  In addition, the Company’s quarterly effective income tax rate of 24% for the second quarter of fiscal year 2011 includes a quarterly discrete tax benefit for the R&D credit totaling $3.5 million related to the prior fiscal year period of January 1, 2010 through June 27, 2010.  Including the R&D credit for the current fiscal year, the Company’s annual effective income tax rate, excluding discrete tax benefits, is currently estimated to be 26.5%.  The quarterly effective income tax rate for the second quarter of fiscal year 2010 included a discrete tax benefit for the release of unrecorded tax benefits following the expiration of statutory periods under audit of certain foreign tax jurisdictions.

The Company’s tax rate for the first six months ended January 2, 2011 was 25.75% as compared to 26.1% in the corresponding period of fiscal year 2010.  The Company’s tax rate for the fiscal year 2011 period is slightly lower due to the reinstatement of the R&D credit for the full fiscal year commencing with the second quarter, offset by higher quarterly discrete tax benefits recognized in the fiscal year 2010.

IRS Appeals and the Company have reached a tentative settlement on additional outstanding ETI refund claims that is potentially favorable for the Company.  This tentative settlement, together with certain other refund claims that continue to be reviewed by the IRS, is subject to review by the Joint Committee on Taxation.  There could be a significant favorable impact to the Company’s uncertain tax positions and effective income tax rate during fiscal year 2011 depending on the outcome of these refund claims. It is expected that these matters will be resolved during fiscal year 2011.

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

The Company’s revenues decreased slightly from the first quarter of fiscal year 2011 as shipments and orders began to slow following the very rapid sequential growth the Company experienced over the past several quarters. During the second quarter of fiscal year 2011, customer order patterns began to respond to the Company’s lower lead times and the customer’s commensurate need for lower safety stock inventory.  The Company’s lead times are now at their historical four to six weeks levels.  As a result, the Company had lower bookings for the quarter and a book-to-bill ratio of less than one.  During the quarter, the Company retired its 2027B notes which increased net income due to the reduction in net interest expense.  Looking ahead to the March quarter, several factors impact the guidance.  The Company’s computer business will decline as the Company’s products will no longer remain in a tablet computer program.  In the Company’s core business of industrial, communications infrastructure and automotive, the Company may temporarily under-ship actual end-demand as customers adjust their bookings and safety stocks to comply with the Company’s improved lead times.  Accordingly, the Company expects that revenues and earnings will decline 6% to 10% sequentially in the third quarter of fiscal year 2011.

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

Liquidity and Capital Resources

At January 2, 2011, the Company’s cash, cash equivalents and marketable securities balances were $748.2 million in aggregate, representing a decrease of $209.9 million from the June 27, 2010 balances of $958.1 million. The decrease was primarily due to the cash redemption of $395.8 million (principal amount) of its 2027B notes on November 1, 2010.  In addition, the decrease was due to $75.9 million for capital additions; $9.3 million to purchase its common stock; and $105.9 million for the payment of cash dividends, representing $0.46 per share for the first six months of fiscal year 2011.  These decreases were offset by positive cash flows from operations of $342.3 million and issuance of common stock of $36.4 million.  Working capital at January 2, 2011 was $870.7 million.

Accounts receivable totaled $180.7 million at the end of the second quarter of fiscal year 2011, an increase of $3.8 million over the June 27, 2010 balance of $176.9 million.  The increase is primarily due to higher shipments in the second quarter of fiscal year 2011 as compared to the fourth quarter of fiscal year 2010.  Inventory totaled $64.4 million at the end of the second quarter of fiscal year 2011, an increase of $10.3 million over the fourth quarter of fiscal year 2010.  The increase in inventory was primarily due to increased production capacity to reduce lead-times and higher stocking levels of certain raw materials that were previously in short supply.

Net property, plant and equipment increased $54.8 million over the fourth quarter of fiscal year 2010 due to fixed assets additions of $75.9 million offset by $21.1 million in depreciation expense.  The additions were for equipment in all of the Company’s facilities to increase capacity to reduce lead-times.

Accrued payroll and related benefits increased $14.1 million over the fourth quarter of fiscal year 2010 primarily due to increased employee profit sharing accrual.  The Company accrues for profit sharing on a quarterly basis, but distributes payouts to employees on a semi-annual basis during the first and third quarters of each fiscal year.  Income taxes payable totaled $4.1 million at the end of the second quarter of fiscal year 2011, a decrease of $15.5 million from the fourth quarter of fiscal year 2010 primarily due to the quarterly tax payments.  Other accrued liabilities of $21.2 million decreased $13.0 million from the fourth quarter of fiscal year 2010 primarily due to the payout of semi-annual interest payments.  The Company makes semi-annual interest payments during the second and fourth quarter of each fiscal year.

In January 2011, the Company’s Board of Directors announced that it will increase the quarterly cash dividend from $0.23 per share to $0.24 share.  This marks the 19th consecutive year the Company has increased its dividend.  The cash dividend of $0.24 per share will be paid on March 2, 2011 to stockholders of record on February 18, 2011.  The payments of future dividends will be based on the Company’s financial performance.

During the second quarter of fiscal year 2011, the Company redeemed for cash the remaining $395.8 million (principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances. The redemption of debt did not result in any gains or losses in the statement of income.  Periods subsequent to the redemption will have lower interest expense as a result of the redemption.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future.

Off Balance-Sheet Arrangements

As of January 2, 2011, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of its 3.0% Convertible Senior Notes due May 1, 2027.  Through the second quarter of fiscal year 2011, the Company has retired $154.9 million in face value, leaving a remaining balance of $845.1 million.  The Company pays cash interest at an annual rate of 3.0%, payable semiannually on November 1 and May 1 of each year. See Note 8 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information.

Fair Value

As of January 2, 2011, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a fair value of $589.7 million.  The Company’s cash and cash equivalents, and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities.  The Company currently does not hold any investments in auction rate securities or asset backed securities.  Most of the Company’s investments in debt instruments have an investment rating of AAA.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 27, 2010.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2010.  At January 2, 2011, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 2, 2010.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended January 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court for the Northern District of California and captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”), in three consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “California State Action”), and in a shareholder derivative action filed in the Delaware Court of Chancery, captioned Weiss v. Swanson (the “Delaware Action”).  The Company has been named in each of these actions as a nominal defendant against which no recovery is sought.

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties by allegedly backdating stock option grants between 1995 and 2002, and asserted derivative claims against them based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder.  On December 7, 2006, the Court granted Linear’s motion to dismiss the complaint for failure to make a pre-suit demand or to demonstrate that a demand would have been futile.  The plaintiffs filed an amended complaint on January 5, 2007 asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9.  Pursuant to a stipulation among the parties to the Federal Action, on February 14, 2007, the District Court stayed the Federal Action.

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

On August 13, 2007, the plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breaching, and aiding and abetting breaches of fiduciary duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options between 1995 and 2005.  The amended complaint also alleged that individual defendants were unjustly enriched, and violated California insider trading laws, and that the director defendants wasted corporate assets.  Plaintiffs seek unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over executory option contracts, and attorneys’ fees and costs.  On September 12, 2007, the Company and the individual defendants filed demurrers to the amended complaint.  Before the demurrers were fully briefed, the parties stipulated to stay the California State Action pending the resolution of the motion to dismiss the complaint in the Delaware Action. The Delaware Court of Chancery denied that motion on March 7, 2008.

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion.  That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action.  The individual defendants opposed that motion and Linear joined in their opposition.  In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs’ request to coordinate discovery.  The Court ordered the defendants to supply the plaintiffs in the California State Action with copies of documents produced and transcripts of depositions conducted in the Delaware Action.  Subsequently, on December 31, 2009, the plaintiffs filed a motion to lift the stay in the California State Action. On January 25, 2010, the individual defendants filed their opposition to this motion. On February 8, 2010, the Court issued an order denying the plaintiffs’ motion to lift the stay in the California State Action.  The Court is continuing to monitor the progress of the Delaware Action.

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

On June 10, 2010, the officer and director defendants filed motions for summary judgment.  On August 6, 2010, and thereafter on August 25, 2010, the parties in the Delaware Action stipulated to an extension of time to file opposition and reply briefs, and related pleadings.  On September 23, 2010, the parties to the Delaware Action filed a stipulation and proposed order advising the Delaware Court of Chancery that they had executed a Memorandum of Understanding providing for settlement of the Delaware Action.  The Court of Chancery granted the stipulation and entered the order that same day.  The stipulation notes that the Memorandum of Understanding contemplates a stay of the Delaware Action and that the parties anticipate filing a Stipulation of Settlement along with a proposed Scheduling Order that would set a settlement approval hearing and a briefing schedule for the Court of Chancery’s consideration of the settlement.  The Court of Chancery stayed all proceedings in the Delaware Action, other than proceedings related to the review and approval of the anticipated Stipulation of Settlement.

The Stipulation of Settlement was filed with the Court of Chancery on January 27, 2011, but there can be no assurance that the Delaware Court of Chancery will approve the settlement.

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

During the second quarter of fiscal year 2011, 73% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, or the response to any of the foregoing by the United States and other major countries.

We are a party to private litigation related to our historical stock option granting practices, in which an unfavorable outcome  could have a material adverse effect on our financial results for a particular period or the trading price for our securities.

Several lawsuits have been filed against current and former directors and officers relating to our historical stock option granting practices.  The Company is named as a nominal defendant in those lawsuits, the ultimate outcome of which could have a material adverse effect on our results of operations or cash flows for a particular period or the trading price for our securities.  Litigation is time-consuming, expensive and disruptive to our normal business operations, and outcomes are difficult to predict.  The defense of these lawsuits has resulted and will continue to result in significant legal expenditures and diversion of our management’s time and attention from business operations.  In addition, we have entered into indemnification agreements with our current and former directors and officers, under which we are required to indemnify those persons against expenses, including attorneys’ fees, judgments, fines and settlements, payable by them in connection with this litigation, subject to applicable law.  If we were required to pay any amounts to satisfy a judgment or in settlement of any of these claims, these amounts may not be covered by insurance.

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
On January 2, 2011, we have debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A Notes” or the “Notes”).  Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (September 27, 2010 – October 24, 2010)	-			-
Month #2 (October 25, 2010 – November 21, 2010)	123,804	$30.78	-	10,000,000
Month #3 (November 22, 2010 – January 2, 2011)	-	-	-	-
Total	123,804	$30.78	-	10,000,000

1)	On October 12, 2010, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

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

LINEAR TECHNOLOGY CORPORATION

DATE: February 11, 2011	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)