Form 10-Q
period 2011-04-03
LINEAR TECHNOLOGY CORP /CA/
filed 2011-05-13
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding at April 29, 2011
Common Stock, $0.001 par value per share	227,734,114 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED April 3, 2011

INDEX

			Page
Part I:	Financial Information

	Item 1.	Financial Statements

		Consolidated Statements of Income for the three and nine months
		ended April 3, 2011 and March 28, 2010 (unaudited)	3

		Consolidated Balance Sheets at April 3, 2011 (unaudited) and
		June 27, 2010	4

		Consolidated Statements of Cash Flows for the nine months ended
		April 3, 2011 and March 28, 2010 (unaudited)	5

		Notes to Consolidated Financial Statements (unaudited)	6-14

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	15-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19-20

Part II:	Other Information

	Item 1.	Legal Proceedings	20-21

	Item 1A.	Risk Factors	22-28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 3.	Defaults Upon Senior Securities	29

	Item 4.	(Removed and Reserved)	29

	Item 5.	Other Information	29

	Item 6.	Exhibits	29

Signatures:			30

Item 1.              Financial Statements

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2011	2010	2011	2010
Revenues	$ 353,192	$ 311,324	$ 1,125,405	$ 803,823
Cost of sales (1)	79,100	68,801	245,434	190,005
Gross profit	274,092	242,523	879,971	613,818
Operating expenses:
Research and development (1)	55,363	51,885	170,566	143,907
Selling, general and administrative (1)	39,693	36,710	124,733	100,828
Total operating expenses	95,056	88,595	295,299	244,735
Operating income	179,036	153,928	584,672	369,083
Interest expense(2)	(11,707)	(19,100)	(42,415)	(57,134)
Interest and other income	3,221	2,996	6,739	10,210
Income before income taxes	170,550	137,824	548,996	322,159
Provision for income taxes	28,993	37,212	126,446	85,324
Net income	$ 141,557	$ 100,612	$ 422,550	$ 236,835
Basic earnings per share	$ 0.61	$ 0.44	$ 1.83	$ 1.04
Shares used in the calculation of basic earnings per share	231,225	227,764	230,445	227,363
Diluted earnings per share	$ 0.61	$ 0.44	$ 1.82	$ 1.04
Shares used in the calculation of diluted earnings per share	233,277	229,024	232,439	228,449
Cash dividends per share	$ 0.24	$ 0.23	$ 0.70	$ 0.67

Includes the following charges:
(1)Stock-based compensation
Cost of sales	$ 2,202	$ 2,292	$ 6,723	$ 6,807
Research and development	9,869	9,871	30,167	29,111
Selling, general and administrative	5,282	5,479	16,137	16,255
(2)Amortization of debt discount (non- cash interest expense)	4,726	7,399	16,882	21,924

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 3,	June 27,
	2011	2010*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 188,152	$ 295,854
Marketable securities	622,349	662,215
Accounts receivable, net of allowance for doubtful accounts of $2,043 ($2,043 at June 27, 2010)	162,422	176,874
Inventories:
Raw materials	8,898	5,430
Work-in-process	43,783	39,799
Finished goods	17,734	8,815
Total inventories	70,415	54,044
Deferred tax assets	38,103	38,689
Prepaid expenses and other current assets	46,282	36,625
Total current assets	1,127,723	1,264,301
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	204,397	199,817
Manufacturing and test equipment	617,948	527,230
Office furniture and equipment	3,652	3,789
Property, plant and equipment, total	854,834	759,673
Accumulated depreciation and amortization	(530,147)	(502,638)
Property, plant and equipment, net	324,687	257,035
Other noncurrent assets	60,680	69,382
Total assets	$ 1,513,090	$ 1,590,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$ 19,679	$ 21,235
Accrued payroll and related benefits	60,118	80,796
Deferred income on shipments to distributors	38,629	33,700
Income taxes payable	3,563	19,615
Other accru liabilities	33,667	34,238
Convertible senior notes- current portion	-	392,926
Total current liabilities	155,656	582,510
Deferred tax liabilities	103,637	108,665
Convertible senior notes	780,939	766,960
Other noncurrent liabilities	78,573	92,798
Total liabilities	1,118,805	1,550,933
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 2,000,000 shares authorized; 227,142 shares issued and outstanding at April 3, 2011 (224,231 shares at June 27, 2010)	227	224
Additional paid-in capital	1,437,312	1,331,664
Accumulated other comprehensive income, net of tax	1,101	1,974
Accumulated deficit	(1,044,355)	(1,294,077)
Total stockholders’ equity	394,285	39,785
Total liabilities and stockholders’ equity	$ 1,513,090	$ 1,590,718

* Derived from audited financial statements at June 27, 2010.
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Nine Months Ended
	April 3,	March 28,
	2011	2010
Cash flow from operating activities:
Net income	$ 422,550	$ 236,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,880	34,233
Tax benefit received on the exercise of stock-based awards	3,415	(1,991)
Stock-based compensation	53,027	52,173
Amortization of convertible senior notes discount	16,882	21,924
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	14,452	(51,217)
Increase in inventories	(16,371)	(1,130)
Increase in prepaid expenses, other current assets and deferred tax assets	(8,612)	(315)
Decrease (increase) in long-term assets	4,460	(1,831)
(Decrease) increase in accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	(37,030)	27,570
Increase in deferred income on shipments to distributors	4,929	2,780
(Decrease) increase in income taxes payable	(20,282)	14,616
Cash provided by operating activities	474,300	333,647
Cash flow from investing activities:
Purchases of marketable securities	(576,681)	(569,185)
Proceeds from sales and maturities of available-for-sale securities	614,417	447,585
Purchases of property, plant and equipment	(100,290)	(17,719)
Cash used in investing activities	(62,554)	(139,319)
Cash flow from financing activities:
Retirement of convertible senior notes	(395,830)	(9,815)
Issuance of common stock under employee stock plans	51,829	13,789
Purchases of common stock	(14,025)	(10,044)
Payments of cash dividends	(161,422)	(152,427)
Cash used in financing activities	(519,448)	(158,497)
(Decrease)/Increase in cash and cash equivalents	(107,702)	35,831
Cash and cash equivalents, beginning of period	295,854	217,018
Cash and cash equivalents, end of period	$ 188,152	$ 252,849

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature.  The results for the three and nine month periods ended April 3, 2011 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 27, 2010 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 27, 2010 has been derived from audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the third quarter and the first nine months of fiscal year 2011, the Company recognized approximately 15% and 14%, respectively, of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At April 3, 2011, the Company had approximately $48.0 million of deferred revenue and $9.4 million of deferred cost of sales recognized as $38.6 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $2.2 million to $3.2 million per quarter.

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

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30.  Fiscal year 2010 was a 52-week year.  Fiscal year 2011 is a 53-week fiscal year, with the additional week falling in the quarter ended January 2, 2011.

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

	Three Months Ended		Nine Months Ended
In thousands, except per share	April 3,	March 28,	April 3,	March 28,
amounts	2011	2010	2011	2010

Numerator - net income	$ 141,557	$ 100,612	$ 422,550	$ 236,835

Denominator for basic earnings
per share- weighted
average shares	231,225	227,764	230,455	227,363

Effect of dilutive securities –
employee stock options	2,052	1,260	1,984	1,086

Denominator for diluted earnings
per share	233,277	229,024	232,439	228,449

Basic earnings per share	$ 0.61	$ 0.44	$ 1.83	$ 1.04

Diluted earnings per share	$ 0.61	$ 0.44	$ 1.82	$ 1.04

The potentially dilutive effect of stock options of approximately 11.3 million shares and 12.2 million shares of common stock for the three and nine month periods ended April 3, 2011, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

4.	Fair Value

The Company has determined that the only assets and liabilities in the Company’s financial statements that are required to be measured at fair value on a recurring basis are the Company’s investment portfolio assets.  Financial instruments are categorized in a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input); then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input); then the lowest priority to unobservable inputs, for example, the Company’s data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). Fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability.

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of April 3, 2011:

In thousands	Quoted Prices in
	Active Markets	Significant Other
	for Identical	Observable Inputs
Description	Instruments (Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$ 201,625	$ -	$ 201,625
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	-	484,061	484,061
Total assets measured at fair value	$ 201,625	$ 484,061	$ 685,686

5.      Marketable Securities

The Company currently does not hold any investments in auction rate securities or asset-backed securities.  The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AAA.  The following is a summary of cash equivalents and marketable securities at April 3, 2011 and June 27, 2010:

	April 3, 2011
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$ 166,536	$ 151	$ (52)	$ 166,635
Obligations of U.S. government-sponsored enterprises	86,428	239	-	86,667
Municipal bonds	276,719	654	(25)	277,348
Corporate debt securities and other	119,870	176	-	120,046
Money market funds	34,990	-	-	34,990
Total	$ 684,543	$ 1,220	$ (77)	$ 685,686

Amounts included in:
Cash equivalents	$ 63,337	$ -	$ -	$ 63,337
Marketable securities	621,206	1,220	(77)	622,349
Total	$ 684,543	$ 1,220	$ (77)	$ 685,686

	June 27, 2010
In thousands	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	(Loss) (1)	Value
U.S. Treasury securities	$ 61,074	$ 135	$ -	$ 61,209
Obligations of U.S. government-sponsored enterprises	106,630	532	(1)	107,161
Municipal bonds	407,068	2,387	(1)	409,454
Corporate debt securities and other	134,892	229	(8)	135,113
Money market funds	78,835	-	-	78,835
Total	$ 788,499	$ 3,283	$ (10)	$ 791,772

Amounts included in:
Cash equivalents	$ 129,557	$ -	$ -	$ 129,557
Marketable securities	658,942	3,283	(10)	662,215
Total	$ 788,499	$ 3,283	$ (10)	$ 791,772

(1) The Company evaluated the nature of the investments with a loss position at April 3, 2011 and June 27, 2010, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of April 3, 2011 and June 27, 2010.

The estimated fair value of debt investments in marketable securities by effective maturity date, is as follows:

In thousands	April 3,	June 27,
	2011	2010
Due in one year or less	$ 350,265	$ 393,350
Due after one year through three years	272,084	268,865
Total	$ 622,349	$ 662,215

6. Stock-based Compensation

Equity Incentive Plans

At the 2010 Annual Meeting of Stockholders on November 3, 2010, the Company’s stockholders approved a new 2010 Equity Incentive Plan that replaces the 2001 Nonstatutory Stock Option Plan. The remaining shares from the 2001 Nonstatutory Stock Option Plan were transferred into the 2010 Equity Incentive Plan and an additional 5.0 million shares were added to the 2010 Equity Incentive Plan.  At April 3, 2011, 18.4 million shares were available for grant under the Company’s equity incentive plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options also generally become exercisable over a five-year period (generally 10% every six months) based upon continued employment.  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At April 3, 2011, 1.7 million shares were available for issuance under the ESPP.

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

As of April 3, 2011, there was approximately $134.4 million of unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the nine months ended April 3, 2011, options for approximately 1.9 million shares were exercised for a gain to the optionee (aggregate intrinsic value) of $16.0 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

		Weighted-
	Stock	Average
	Options	Exercise
	Outstanding	Price
Outstanding options, June 27, 2010	25,436,140	$33.83

Granted	-	-
Forfeited and expired	(3,272,403)	50.67
Exercised	(1,933,283)	24.88
Outstanding options, April 3, 2011	20,230,454	$31.99

Options vested and exercisable at:
April 3, 2011	16,440,964	$34.12

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at June 27, 2010	5,609,419	$30.10

Granted	1,052,333	32.11
Vested	(1,275,923)	30.39
Forfeited	(116,229)	29.64
Nonvested at April 3, 2011	5,269,600	$30.41

7.      Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
In thousands	April 3,	March 28,	April 3,	March 28,
	2011	2010	2011	2010

Net income	$141,557	$100,612	$422,550	$236,835

Changes in unrealized gains on
available-for-sale securities	(345)	(938)	(873)	(2,538)

Total comprehensive income	$141,212	$99,674	$421,677	$234,297

8.      Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances.  Through the third quarter of fiscal year 2011 the Company has repurchased $154.9 million (principal amount) of its 2027A notes, resulting in approximately $845.1 million (principal amount) of debt outstanding as of April 3, 2011.  At April 3, 2011, no shares related to the Notes were included in the computation of diluted earnings per share.

At April 3, 2011, the conversion rate of the 2027A notes was 22.362558 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in April 2011 will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.

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

The carrying values of the liability and equity components of the Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

	April 3,	June 27,
In thousands	2011	2010
Liability components
Principal amount of the Notes	$ 845,088	$ 1,240,917
Unamortized discount of liability component*	(64,149)	(81,031)
Carrying value of liability component	$ 780,939	$ 1,159,886

Equity component-net carrying value	$ 122,639	$ 122,639

*The remaining unamortized debt discount as of April 3, 2011 will be amortized as additional non-cash interest expense over the remaining term of the 2027A notes, which is approximately three years, the time at which the Notes become initially redeemable.

Interest expense related to the Notes included in interest expense on the condensed consolidated statements of income was recognized as follows:

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
In thousands	2011	2010	2011	2010
Contractual coupon interest	$ 6,338	$ 10,592	$ 23,138	$ 31,728
Amortization of debt discount	4,726	7,399	16,882	21,924
Amortization of debt issuance costs	475	865	1,828	2,701
Total interest expense related to the Notes	$11,539	$ 18,856	$41,848	$ 56,353

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

10.    Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of April 3, 2011, the Company’s other long-term liabilities account includes $64.7 million of unrecognized tax benefits which, if the Company’s positions on these tax matters are upheld, would favorably impact its effective income tax rate in future periods.  The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $13.0 million accrued for interest at April 3, 2011.

During the third quarter of fiscal year 2011, the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) agreed to settle certain disputed refund claims pertaining to export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006.  As a result of the settlement, the Company recognized a discrete tax benefit during the third quarter of fiscal year 2011 totaling $8.9 million, primarily due to the reversal of liabilities conservatively estimated for uncertain tax positions related to ETI.  In addition, the Company recognized another discrete tax benefit in the third quarter of fiscal year 2011 totaling $7.3 million, primarily due to the reversal of liabilities conservatively estimated for uncertain tax positions related to fiscal year 2007 as this year is closed and no longer subject to U.S federal income tax audit.  As a result of these discrete tax benefits, the Company’s effective tax rate for the third quarter of fiscal year 2011 was 17%.  The Company anticipates that IRS Appeals will reach agreement with the Company, perhaps as early as the fiscal 2011 year end, to close all remaining matters pertaining to fiscal year 2002 through 2006.  Although there is no guarantee, should this occur the Company will release all remaining liabilities for uncertain tax positions and recognize a discrete tax benefit that would substantially reduce the Company’s effective tax rate for the period.

During the second quarter of fiscal year 2011, the research and development tax credit (“R&D credit”) was reinstated by legislation retroactive to January 1, 2010.  Accordingly, the Company’s annual effective income tax rate for fiscal year 2011 has been adjusted to include the R&D credit for the full fiscal year commencing in the second quarter.

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

The Stipulation of Settlement was filed with the Court of Chancery on January 27, 2011.   After a hearing held on April 28, 2011, the Delaware Court of Chancery granted final approval to the settlement of the shareholder derivative action.  Pursuant to the settlement, Linear will receive $4 million from the individual defendants’ insurer, and two of the individual defendants repriced certain stock options, for an aggregate $500,000 increase in the exercise price payable upon exercise by these individuals.  The Company agreed to implement certain corporate governance enhancements.  The individual defendants vigorously denied any wrongdoing and agreed to the settlement to avoid the costs and distraction of further litigation. The attorneys who filed the Delaware Action on Linear’s behalf will receive $1.475 million in attorney’s fees and costs, from Linear Technology,  as determined by the Court.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Linear Technology Corporation, a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for three decades. The Company’s products provide an essential bridge between the analog world and the digital electronics in industrial, communications, networking, automotive, computer, medical, instrumentation, military and aerospace; and consumer systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, and µModule® subsystems.

Third quarter revenues of $353.2 million decreased $30.4 million or 8% from the second quarter of fiscal year 2011 and increased 13% or $41.9 million over the third quarter of fiscal year 2010.  Net income of $141.6 million decreased $2.2 million or 2% from the second quarter of fiscal year 2011 and increased $40.9 million or 41% over the third quarter of fiscal year 2010.  Net income for the third quarter of fiscal year 2011 benefited from a lower effective tax rate of 17% compared to the second quarter of fiscal year 2011 rate of 24% and the third quarter of fiscal year 2010 rate of 27%.  The Company’s tax rate was lower primarily due to the recognition of third quarter discrete tax benefits including a settlement with the IRS related to export tax benefits taken in previous years.  The resulting third quarter diluted earnings per share (“EPS”) of $0.61 decreased $0.01 or 2% from the second quarter of fiscal year 2011 and increased $0.17 or 39% over the third quarter of fiscal year 2010.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the nine months ended April 3, 2011, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

Results of Operations

The table below summarizes the income statement items for the three and nine months ended April 3, 2011 and March 28, 2010 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended April 3, 2011 to the corresponding period from the prior fiscal year:

	Three Months Ended			Nine Months Ended
	April 3,	March 28,	Increase/	April 3,	March 28,	Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)

Revenues	100.0%	100.0%	13%	100.0%	100.0%	40%
Cost of sales	22.4	22.1	15	21.8	23.6	29
Gross profit	77.6	77.9	13	78.2	76.4	43
Expenses:
Research and development	15.7	16.7	7	15.2	17.9	19
Selling, general and
administrative	11.2	11.8	8	11.1	12.5	24

	26.9	28.5	7	26.2	30.4	21
Operating income	50.7	49.4	16	52.0	45.9	58
Interest expense	(3.3)	(6.1)	(39)	(3.8)	(7.1)	(26)
Interest and other income	0.9	1.0	8	0.6	1.3	(34)
Income before
income taxes	48.3%	44.3%	24	48.8%	40.1%	70
Tax rate	17.0%	27.0%		23.0%	26.5%

Revenue for the quarter ended April 3, 2011 was $353.2 million, an increase of $41.9 million or 13% over revenue of $311.3 million for the same quarter of the previous fiscal year.  Revenue for the nine months ended April 3, 2011 was $1,125.4 million, an increase of $321.6 million or 40% over revenue of $803.8 million for the same period of the previous fiscal year.  The increases in revenue of 13% and 40%, respectively, were primarily due to an improving global macro-economic climate.  The beginning of the prior year was adversely impacted by the worldwide global credit and financial crisis, whereas the results for the current fiscal year reflect a gradual recovery from the worldwide recession.  Operating income for the third quarter and first nine-month period of fiscal year 2011 increased 16% and 58%, respectively, primarily due to the increase in revenues.  Operating income improved faster than revenues due to the impact of spreading fixed costs over a higher revenue base and the Company maintaining tight expense controls through the recovery period.

Revenue for the quarter ended April 3, 2011 grew due to an increase in the number of units shipped and due to an increase in the average selling price (“ASP”).  The number of units shipped increased by approximately 2% from 193.1 million units in the third quarter of fiscal year 2010 to 196.9 million units in the third quarter of fiscal year 2011.  The ASP of $1.80 per unit in the third quarter of fiscal year 2011 was higher than the ASP of $1.62 per unit in the second quarter of fiscal year 2010 primarily due to a lower percentage of shipments of computer and consumer parts and a higher percentage of shipments of industrial parts.

Revenue for the nine months ended April 3, 2011 grew primarily due to an increase in the number of units shipped and due to an increase in the ASP.  The number of units shipped increased by approximately 31% from 507.9 million units in the first nine months of fiscal year 2010 to 664.7 million units in the nine months ended April 3, 2011.  The ASP for the nine months ended April 3, 2011 was higher at $1.70 per unit as compared to $1.57 per unit in the same period of fiscal year 2010.

Over the past few years the Company has been reducing its exposure to the consumer and cell-phone end-markets in favor of the industrial, automotive, communication infrastructure and military end-markets because these latter end-markets tend to demand more complex technology products, which have higher ASPs.  The Company’s revenues in the industrial, automotive, communication infrastructure, and military end-markets was 79% of revenues for the nine months ended April 3, 2011 as compared to 77% in the same period of fiscal year 2010.

Geographically, revenues for the quarter ended April 3, 2011 increased in each major geographical region compared to the same quarter of the previous fiscal year. International revenues for the quarter ended April 3, 2011 were $252.9 million or 72% of revenues, an increase of $29.6 million as compared to international revenues of $223.3 million or 72% of revenues for the same period in the previous fiscal year.  Revenues for the quarter ended April 3, 2011 for Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $125.8 million or 36% of revenues, while sales to Europe and Japan were $75.3 million or 21% of revenues and $51.8 million or 15% of revenues, respectively.  Domestic revenues were $100.3 million or 28% of revenues in the third quarter of fiscal year 2011, an increase of $12.3 million over $88.0 million or 28% of revenues in the same period of fiscal year 2010.

Geographically, revenues for the nine months ended April 3, 2011 increased in each major geographical region compared to the same period of the previous fiscal year. International revenues for the nine months ended April 3, 2011 were $819.6 million or 73% of revenues, an increase of $247.4 million from international revenues of $572.2 million or 71% of revenues for the same period of the previous fiscal year.  Revenues for the nine months ended April 3, 2011 for ROW represented $441.6 million or 39% of revenues, while sales to Europe and Japan were $217.3 million or 20% of revenues and $160.7 million or 14% of revenues, respectively.  Domestic revenues were $305.8 million or 27% of revenues, an increase of $74.2 million compared to $231.6 million or 29% of revenues in the same period of fiscal year 2010.

Gross profit of $274.1 million for the quarter ended April 3, 2011 increased $31.6 million or 13% over gross profit of $242.5 million in the third quarter of fiscal year 2010.  Gross profit of $880.0 million for the nine months ended April 3, 2011 increased $266.2 million or 43% over gross profit of $613.8 million in the same period of fiscal year 2010.  Gross profit as a percentage of revenues decreased to 77.6% in the third quarter of fiscal year 2011 as compared to 77.9% for the same period in the previous fiscal year. The decrease was due to the factories being slightly less efficient due to increases in labor costs as a result of increases in headcount and an unfavorable exchange rate at the Company’s test and assembly facilities located in Singapore and Penang; depreciation costs, and raw material costs, primarily gold.

Gross profit as a percentage of revenues increased to 78.2% for the nine months ended April 3, 2011 as compared to 76.4% for the same period in the previous fiscal year.  The improvement in gross profit as a percentage of revenues for the nine months ended April 3, 2011 was primarily due to spreading fixed costs over a higher sales base and higher ASP’s, partially offset by increased employee and operating costs mentioned in the previous paragraph.

Research and development (“R&D”) expenses for the quarter ended April 3, 2011 were $55.4 million, an increase of $3.5 million or 7% over R&D expenses of $51.9 million for the same period in the previous fiscal year.  The increase in R&D expenses was primarily due to a $1.3 million increase in employee profit sharing and a $2.9 million increase in compensation costs. Compensation costs increased due to increased headcount and the prior year quarter having a temporary 5% reduction in base pay for part of the quarter.  Offsetting these increases was a $0.7 million decrease in other R&D expenses, primarily mask costs.

R&D expenses for the nine months ended April 3, 2011 were $170.6 million, an increase of $26.7 million or 19% over R&D expenses of $143.9 million for the same period in the previous fiscal year.  The increase in R&D expenses was primarily due to a $12.1 million increase in employee profit sharing and an $11.3 million increase in compensation costs.  Compensation costs increased due to increased headcount; the prior year period having a temporary 5% reduction in base pay for part of the period; and the current year period having an additional week of labor costs due to the period having 27 weeks rather than the customary 26 weeks.  In addition, R&D expense increased due to a $1.1 million increase in stock-based compensation and a $2.2 million increase in other R&D expenses.

Selling, general and administrative expenses (“SG&A”) for the quarter ended April 3, 2011 were $39.7 million, an increase of $3.0 million or 8% over SG&A expense of $36.7 million for the same period in the previous fiscal year.  The increase in SG&A expense was primarily due to a $1.3 million increase in employee profit sharing and a $1.7 million increase in compensation costs.  Compensation costs increased due to increased headcount and the prior year quarter having a temporary 5% reduction in base pay for part of the quarter.  In addition, other SG&A expenses increased $1.5 million primarily due to advertising expenses. Offsetting these increases was $1.3 million decrease in legal expenses and a $0.2 million decrease in stock-based compensation.

SG&A expenses for the nine months ended April 3, 2011 were $124.7 million, an increase of $23.9 million or 24% over SG&A expenses of $100.8 million for the same period in the previous fiscal year.  The increase in SG&A expenses was primarily due to a $9.2 million increase in employee profit sharing and a $6.1 million increase in compensation costs.  Compensation costs increased due to increased headcount; the prior year period having a temporary 5% reduction in base pay for part of the period; and the current year period having an additional week of labor costs due to the period having 27 weeks rather than the customary 26 weeks.  In addition, SG&A increased $4.0 million due to a one-time legal charge of $5.3 million in the first quarter of fiscal year 2011 offset by the current quarter’s decrease in legal expenses and a $4.6 million increase in other SG&A expenses, primarily advertising and employee travel expenses.

Interest expense was $11.7 million and $42.4 million, respectively, for the third quarter and the nine months ended April 3, 2011.  Interest expense decreased $7.4 million and $14.7 million, respectively, from the corresponding periods of fiscal year 2010.  The decrease in interest expense was primarily due to the cash redemption of $395.8 million (the remaining principal amount) of the 2027B notes on November 1, 2010 and due to the repurchase of $154.9 million (principal amount) of the 2027A notes in the fourth quarter of fiscal year 2010.

Interest and other income was $3.2 million and $6.7 million, respectively, for the third quarter and the nine months ended April 3, 2011, an increase of $0.2 million and a decrease of $3.5 million, respectively, from the corresponding periods of fiscal year 2010.  The Company recognized a gain of $1.7 million on the settlement of a lawsuit during the third quarter of fiscal year 2011. Without this other income, interest and other income would have decreased when comparing the third quarter of fiscal year 2011 to fiscal year 2010.

Interest income decreased due to lower cash, cash equivalent and marketable securities balances as a result of the cash redemption of $395.8 million (principal amount) of the 2027B notes in the third quarter of fiscal year 2011 and a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balances.

The Company’s tax rate for the third quarter of fiscal year 2011 was 17.0% as compared to 27.0% in the same quarter of fiscal year 2010.  The decrease in the effective income tax rate from the prior year period was primarily due to discrete tax benefits recognized during the third quarter of fiscal 2011.

During the third quarter of fiscal year 2011, the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) agreed to settle certain disputed refund claims pertaining to export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006.  As a result of the settlement, the Company recognized a discrete tax benefit during the third quarter of fiscal year 2011 totaling $8.9 million, primarily due to the reversal of conservatively estimated liabilities for uncertain tax positions related to ETI.  In addition, the Company recognized another discrete tax benefit in the third quarter of fiscal year 2011 totaling $7.3 million, primarily due to the reversal of conservatively estimated liabilities for uncertain tax positions related to fiscal year 2007 as this year is closed and no longer subject to U.S. federal income tax audit.  As a result of these discrete tax benefits, the Company’s effective tax rate for the third quarter of fiscal year 2011 was 17.0%.  The Company anticipates that IRS Appeals will reach agreement with the Company, perhaps as early as the fiscal 2011 year end, to close all remaining matters pertaining to fiscal year 2002 through 2006.  Although there is no guarantee, should this occur the Company will release all remaining liabilities for uncertain tax positions and recognize a discrete tax benefit that would substantially reduce the Company’s effective tax rate for the period.  The Company’s annual effective income tax rate, excluding discrete tax benefits, is currently estimated to be 26.5%.

The Company’s tax rate for the first nine months ended April 3, 2011 was 23.0% as compared to 26.5% in the corresponding period of fiscal year 2010.  The Company’s tax rate for the fiscal year 2011 period is lower primarily due to the discrete benefits recognized in the third quarter noted above and the reinstatement of the R&D credit for the full fiscal year commencing with the second quarter of fiscal 2011.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products; increases in costs associated with utilities, transportation and raw materials; currency fluctuations; the effects of adverse economic conditions in the United States and or international markets and other factors described below and in  “Item 1A – Risk Factors” section of this Quarterly Report on Form 10-Q.

The Company’s revenues decreased 8% from the second quarter of fiscal year 2011. The decline was largely attributable to a forecasted reduction in the Company’s computer business.  The Company’s book-to-bill ratio improved over the second quarter, but was still less than one. In the early part of the third quarter customers continued to rebalance their inventories in response to the Company’s lower lead times that are now at its historically normal 4 to 6 weeks level.

Going into the June fourth quarter, the Company believes the impact from the rebalance of inventory by the Company’s customers is generally over and that certain customers in the Company’s core analog markets are continuing to recover.  However, there is near term uncertainty pertaining to the impact on business from the tragedies in Japan.  On March 11, 2011, the northeast coast of Japan experienced a severe earthquake, a tsunami, and continuing seismic aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants which has impacted Japan’s power and some of its infrastructure all of which is having an impact on its economy.  Geographically, the Japan market represents approximately 15% of revenues and the Company expects some negative impact in shipments to Japan, particularly in the automotive market that appears to be most impacted from the tragedy.  Japan is also a source of raw materials for the Company and its competitors.  The Company has alternate sources for silicon wafers and most other critical materials and therefore, does not expect a supply issue in the near term.  However, uncertainties of supply are causing concerns at some customers.  The Company’s low lead times and ability to supply to demand may help it in this uncertain environment.  These Japan specific issues lead to uncertainties that make financial forecasting difficult.  In the Company’s case, since all of these Japanese issues could potentially offset each other, for the June quarter we expect modest sequential revenue growth in the range of flat to up 3%.

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

Liquidity and Capital Resources

At April 3, 2011, the Company’s cash, cash equivalents and marketable securities balances were $810.5 million in aggregate, representing a decrease of $147.6 million from the June 27, 2010 balances of $958.1 million. The decrease was primarily due to the cash redemption of $395.8 million (principal amount) of its 2027B notes on November 1, 2010.  In addition, the decrease was due to $100.3 million for capital additions; $14.0 million to purchase its common stock; and $161.4 million for the payment of cash dividends, representing $0.70 per share for the first nine months of fiscal year 2011.  These decreases were offset by positive cash flows from operations of $474.3 million and issuance of common stock of $51.8 million.  Working capital at April 3, 2011 was $972.1 million.

Accounts receivable totaled $162.4 million at the end of the third quarter of fiscal year 2011, a decrease of $14.5 million from the June 27, 2010 balance of $176.9 million.  The decrease is primarily due to lower shipments in the third quarter of fiscal year 2011 as compared to the fourth quarter of fiscal year 2010.  Inventory totaled $70.4 million at the end of the third quarter of fiscal year 2011, an increase of $16.4 million over the fourth quarter of fiscal year 2010.  The increase in inventory was primarily in the diebank and finished good areas resulting from increased production capacity employed to reduce lead-times and also due to higher stocking levels of certain raw materials that were previously in short supply.

Net property, plant and equipment increased $67.7 million over the fourth quarter of fiscal year 2010 due to fixed assets additions of $100.3 million offset by $32.6 million in depreciation expense.  The additions were for equipment in all of the Company’s facilities to increase capacity to reduce lead-times.

Accrued payroll and related benefits decreased $20.7 million over the fourth quarter of fiscal year 2010 primarily due to the payment of employee profit sharing.  The Company accrues for profit sharing on a quarterly basis, but distributes payouts to employees on a semi-annual basis during the first and third quarters of each fiscal year.  Income taxes payable totaled $3.6 million at the end of the third quarter of fiscal year 2011, a decrease of $16.1 million from the fourth quarter of fiscal year 2010 primarily due to the quarterly tax payments offset by the tax provision.

In April 2011, the Company’s Board of Directors declared a cash dividend of $0.24 share.  The cash dividend of $0.24 per share will be paid on June 1, 2011 to stockholders of record on May 20, 2011.  The payments of future dividends will be based on the Company’s financial performance.

During the second quarter of fiscal year 2011, the Company redeemed for cash the remaining $395.8 million (principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances. The redemption of debt did not result in any gains or losses in the statement of income.  The Company’s third quarter had lower interest expense as a result of the redemption.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future.

Off Balance-Sheet Arrangements

As of April 3, 2011, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of its 3.0% Convertible Senior Notes due May 1, 2027.  Through the third quarter of fiscal year 2011, the Company has retired $154.9 million in face value, leaving a remaining balance of $845.1 million.  The Company pays cash interest at an annual rate of 3.0%, payable semiannually on November 1 and May 1 of each year. See Note 8 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information.

Fair Value

As of April 3, 2011, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a fair value of $685.7 million.  The Company’s cash and cash equivalents, and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities.  The Company currently does not hold any investments in auction rate securities or asset backed securities.  Most of the Company’s investments in debt instruments have an investment rating of AAA.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 27, 2010.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2010.  At April 3, 2011, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

The Company’s revenues outside the United States are transacted in U.S. dollars; accordingly the Company’s revenues are not impacted by foreign currency rate changes.  To date, fluctuations in foreign currency exchange rates have had a minor impact on the results of operations.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 3, 2011.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended April 3, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Stipulation of Settlement was filed with the Court of Chancery on January 27, 2011.   After a hearing held on April 28, 2011, the Delaware Court of Chancery granted final approval to the settlement of the shareholder derivative action.  Pursuant to the settlement, Linear will receive $4 million from the individual defendants’ insurer, and two of the individual defendants repriced certain stock options, for an aggregate $500,000 increase in the exercise price payable upon exercise by these individuals.  The Company agreed to implement certain corporate governance enhancements.  The individual defendants vigorously denied any wrongdoing and agreed to the settlement to avoid the costs and distraction of further litigation. The attorneys who filed the Delaware Action on Linear’s behalf will receive $1.475 million in attorney’s fees and costs, from Linear Technology,  as determined by the Court.

Item 1A.	Risk Factors

A description of the risk factors associated with the Company’s business is set forth below. In addition to the risk factors discussed below, see “Factors Affecting Future Operating Results” included in “Management's Discussion and Analysis” for further discussion of other risks and uncertainties that may affect the Company.

The effects of the recent earthquake and tsunami in Japanmay have a material adverse impact on our financial condition and operating results

On March 11, 2011, the northeast coast of Japan experienced a severe earthquake, a tsunami, and continuing seismic aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants which has impacted Japan’s power and some of its infrastructure all of which is having an impact on its economy.  Geographically, the Japan market represents approximately 15% of the Company’s revenues.  In addition, certain of the Company’s non-Japanese customers integrate components or use materials manufactured in Japan in the production of their products.  Lastly, certain of the Company’s raw material suppliers are located in Japan.  Accordingly, our revenues and profitability could be affected to the extent that our Japanese customer’s production facilities as well as our Japanese and our non Japanese suppliers have been affected.  The Company has generally obtained alternative sources of supply and currently believes these events will not have a material impact to its financial condition and operating results during the fourth quarter of fiscal year 2011 unless conditions become worse.

Uncertainty exists with respect to the availability of electrical power and damage to nuclear power plants and other infrastructure in Japan. Thus, there is a risk that the Company could in the future experience delays or other constraints in obtaining key raw materials.  This could result in lower revenue and/or higher costs which could materially affect the Company’s financial condition and operating results.

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

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times.  The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our results of operations.  The growth rate of the global economy is one of the factors affecting demand for semiconductor components.  Many factors could adversely affect regional or global economic growth including turmoil or depressed conditions in financial or credit markets, depressed business or consumer confidence, inventory excesses, increased unemployment, inflation for goods, services or materials, rising interest rates in the United States and the rest of the world, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest, reduced levels of economic activity, or disruptions of international transportation.

Typically, our ability to meet our revenue and profitability goals and projections is dependent to a large extent on the orders we receive from our customers within the period and by our ability to match inventory and current production mix with the product mix required to fulfill orders on hand and orders received within a period for delivery in that period.  Because of this complexity in our business, no assurance can be given that we will achieve a match of inventory on hand, production units, and shippable orders sufficient to realize quarterly or annual revenue and net income goals.

Volatility in customer demand in the semiconductor industry could affect future levels of sales and profitability and limit our ability to predict such levels.

Historically, we have maintained low lead times, which have enabled customers to place orders close to their true needs for product. In defining our financial goals and projections, we consider inventory on hand, backlog, production cycles and expected order patterns from customers.  If our estimates in these areas become inaccurate, we may not be able to meet our revenue goals and projections.  In addition, some customers require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even some, of the products.  As a result, in any quarterly fiscal period we are subject to the risk of cancellation of orders leading to a fall-off of sales and backlog.  Further, those orders may be for products that meet the customer’s unique requirements so that those cancelled orders would, in addition, result in an inventory of unsaleable products, and thus potential inventory write-offs.  We routinely estimate inventory reserves required for such products, but actual results may differ from these reserve estimates.

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

During the third quarter of fiscal year 2011, 72% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. Currently, global economic conditions could be adversely affected by the recent earthquake and tsunami in Japan.

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

On April 3, 2011, we have debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A Notes” or the “Notes”).  Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (January 3, 2011 – January 30, 2011)	-			-
Month #2 (January 31, 2011 – February 27, 2011)	-	-	-	-
Month #3 (February 28, 2011 – April 3, 2011)	-	-	-	-
Total	-	-	-	10,000,000

                   For the majority of restricted stock awards and units granted, the number of shares issued on the date the restricted stock awards and units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the common stock repurchase totals in the preceding table, they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting.

1)	On October 12, 2010, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

Item 3.       Defaults Upon Senior Securities

   N/A

Item 4.       (Removed and Reserved)

Item 5.        Other Information

   N/A

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Exchange Act
Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAR TECHNOLOGY CORPORATION

DATE: May 13, 2011	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)