Form 10-K
period 2011-07-03
LINEAR TECHNOLOGY CORP /CA/
filed 2011-08-24
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number 0-14864

LINEAR TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	94-2778785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1630 McCarthy Boulevard, Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(408) 432-1900

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $4,494,000,000 as of December 31, 2010 based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 227,909,042 shares of the registrant's common stock issued and outstanding as of July 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the "2011 Proxy Statement") for the 2011 Annual Meeting of Stockholders, to be filed subsequently.

LINEAR TECHNOLOGY CORPORATION

FORM 10-K
For the Fiscal Year Ended July 3, 2011

PART I

ITEM 1.	BUSINESS

Except for historical information contained in this Annual Report on Form 10-K ("Form 10-K"), certain statements set forth herein, including statements regarding future revenues and profits; future conditions in the Company’s markets; availability of resources and manufacturing capacity; resolution of certain tax matters; and the anticipated impact of current and future lawsuits and investigations are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders for the Company’s products, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below.  Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.  Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  See “Risk Factors” in the “Business” section of this Form 10-K for a more thorough list of potential risks and uncertainties.

General

Linear Technology Corporation, (together with its consolidated subsidiaries, “Linear Technology” or the “Company”) a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for three decades. The Company's products provide an essential bridge between the analog world and the digital electronics used in industrial, communications, networking, automotive, computer, medical, instrumentation, military, aerospace, and consumer end-markets. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, and µModule subsystems. Applications for Linear Technology’s high performance circuits include telecommunications, cellular telephones, networking products, tablet, notebook and desktop computers; computer peripherals, video/multimedia, industrial instrumentation, security monitoring devices, high-end consumer products such as digital cameras and global positioning systems, complex medical devices, automotive electronics, factory automation, process control, military, space and other harsh environment systems.  The Company is a Delaware corporation; it was originally organized and incorporated in California in 1981. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

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

The Linear Circuit Industry

Semiconductor components are the electronic building blocks used in electronic systems and equipment. These components are classified as either discrete devices (such as individual transistors) or integrated circuits (in which a number of transistors and other elements are combined to form a more complicated electronic circuit). Integrated circuits ("ICs") may be divided into two general categories, digital and linear (or analog). Digital circuits, such as memory devices and microprocessors, generally process on-off electrical signals, represented by binary digits, “1” and “0.” In contrast, linear integrated circuits monitor, condition, amplify or transform continuous analog signals associated with physical properties, such as temperature, pressure, weight, light, sound or speed, and play an important role in bridging between real world phenomena and a variety of electronic systems. Linear integrated circuits also provide voltage regulation and power control to electronic systems, especially in hand-held and larger battery powered systems where battery management and high power efficiency are needed.

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

Products and Markets

Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products and multi-customer application specific products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the analog integrated circuit market. "High performance" may be characterized by higher precision, higher efficiency, lower noise, lower power, higher linearity, higher speed, higher voltage, more subsystem integration on a single chip and many other special features. The Company focuses virtually all of its design efforts on proprietary products, which at the time of introduction are original designs by the Company offering unique characteristics differentiating them from those offered by competitors.

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

Interface - Interface circuits act as an intermediary to transfer digital signals between or within electronic systems.  These circuits are used in computers, modems, instruments, networking equipment and remote data acquisition systems.

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

µModule Power Products - A DC/DC µModule simplifies the design of a complex power circuit, such as point of load regulation, LED drivers and battery charging by integrating a complete circuit into a protective and encapsulated package that is tiny, thin and light-weight. These devices are so small that they resemble a surface-mount IC. The customer design requires limited knowledge of analog and DC/DC regulator circuits and these products enable a quick time-to-market power supply solution for digital systems using FPGAs, ASICs, DSPs, or microcontrollers.

Signal Chain µModule products- Complete signal chain functions utilizing data converters, filter, amplifiers, RF circuits, and related passive components are encapsulated as SiP (System in a Package) modules.  Signal Chain µModule products simplify the design and eliminate circuit board layout problems and individual component selection for high performance systems, while requiring only normal IC handling and board manufacturing processes.

Other - Other linear circuits include buffers, battery monitors, motor controllers, hot swap circuits, comparators, sample-and-hold devices, timers, oscillators, drivers and filters (both switched capacitor and continuous time) which are used to limit and/or manipulate signals in such applications as cellular telephones, base stations, navigation systems and industrial applications.

Linear circuits are used in various applications including telecommunications, cellular telephones, networking products such as power over Ethernet switches; tablet, notebook and desktop computers; computer peripherals, video/multimedia, industrial and laboratory instrumentation, security monitoring devices, high-end consumer products such as digital cameras, smart phones and media players, global positioning systems, complex medical devices, automotive electronics, factory automation, process control, military, space and other harsh environment systems. The Company focuses its product development and marketing efforts on high performance applications where the Company believes it can position itself competitively with respect to product performance and functional value. The following table sets forth examples of product families by end-market applications:

Market	End Applications/Products	Example Product Families
Industrial	Flow or rate metering
Position/pressure/temperature sensing and controls
Robotics
Energy management/harvesting
	High brightness lighting	Current senses amplifiers
	Process control data communication	Temperature sensors
	Factory automation	Delta-Sigma A/D converters
	Security and surveillance system	High speed A/D converters
	Remote meter reading	SAR A/D converters
	Wireless sensor networks	High performance operational
	RFID transponders	amplifiers
	Scanning electron microscopes	Interface (RS 485/232) products
	Solar power	Precision operational amplifiers
	Voltmeters/multimeters/ oscilloscopes/curve tracers	Instrumentation amplifiers
	Test equipment	Silicon oscillators
	Logic/network analyzers	Precision comparators
	Weighing scales	Precision voltage references
	Analytic and test equipments	Monolithic filters
	Gas chromatographs	Switching voltage regulators
	X-Ray, EKG, MRI, PET,CAT scanners	Hot swap circuits

	Particle accelerators	DC-DC converters
	DNA and blood analyzers	µModule power products
	Patient monitors	POE interface controllers
	Infusion pumps	Push button controllers
	IR cameras	Ideal diode controllers
Surge stoppers
Space/Military	Communications	Battery gas gauges
	Satellites	Isolated µModule power products
	Guidance and navigation systems	Low drop out voltage regulators
	Displays	LED driver controllers
	Firing controls	Li-ion battery chargers/ stack
	Ground support equipment	monitors over/ under voltage
	Sonar systems	protection controllers
	Surveillance equipment	Timer Blox
	Ordnance	Battery management systems
Radar systems
GPS
JTRS manpacks

Automotive	Entertainment systems
Hybrid/electric vehicle battery systems
Navigation and safety system
Headlamps
Daytime running lights
Dashboard instrumentation
Emission controls
Collision avoidance systems
Radar adaptive cruise control
Idle stop and go systems
Electronic steering and braking
Antenna power supplies

Communications	Cellular phones	DC - DC converters
	Smart phones	V.35 transceivers
	Cellular basestations (CDMA/WCDMA/GSM/	Isolated µModule power products
	LTE/ WiMAX)	Variable gain amplifiers
	Point-to-point wireless modems	High-speed amplifiers
	Fax machines	High speed A/D converters
	PBX switches	Digital power monitors and
	Optical networking	controllers
	Channel service units/data service units	Power detectors
	Cable modems/networks	Low noise operational amplifiers
	Internet appliances	Micropower products
	Servers/ routers/switches	Power management products
	Power over Ethernet	Switched capacitor filters
	Wireless Access Points	I2C bus buffers
Voltage references

Voltage regulators/ supervisors
Data converter products
Hot Swap controllers
Multi-protocol circuits
Thermoelectric coolers
µModules power products
Power amplifier controllers
RF power detectors
Mixers/Modulators/Demodulators
Battery chargers
Power over Ethernet controllers
Multi-Phase switching regulators

Computer/High-End Consumer	Communications/interface modems
	Disk drives	Battery chargers
	Solid state disc drives	DC - DC converters
	Notebook computers	Eletronic circuit breakers
	Desktop computers	Hot Swap controllers
	Workstations	Line drivers/ receivers
	LCD monitors/projectors	USB power controller/ chargers
	Plotters/printers	Low drop out linear regulators
	Digital still cameras	Micropower products
	High Definition TVs	Multi-Phase switching regulators
	Satellite radios	PCMCIA power switching
	Battery chargers	Power management
	Electronic toys	Power sequencing/monitoring
	Video/multimedia systems	µModule power products
	MP3 players	Video amplifiers
	Digital video recorders	High speed A/D converters
	Set top boxes/Satellite TV receivers	Power over Ethernet controllers
Plasma and LCD display TVs
Bluetooth headsets
Hand-held GPS units
Tablet PCs
PDAs
Media players
Video/multimedia systems
MP3 players

Digital video recorders
Set top boxes/Satellite TV receivers
Plasma and LCD display TVs
Bluetooth headsets
Hand-held GPS units
Tablet PCs
PDAs
Media players

Marketing and Customers

The Company markets its products worldwide primarily through a direct sales staff and through electronics distributors to a broad range of customers in diverse industries. Distributor and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements.  The Company’s primary domestic distributor, Arrow Electronics, accounted for 10% of revenues during fiscal year 2011 and 16% of accounts receivable as of fiscal year 2011 year-end; 11% of revenues during fiscal year 2010 and 11% of accounts receivable as of fiscal year 2010 year-end; and 12% of revenues during fiscal year 2009 and 16% of accounts receivable as of fiscal year 2009 year-end.  Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of revenues for fiscal years 2011, 2010 or 2009. No other distributor or customer accounted for 10% or more of accounts receivable as of fiscal year 2011 and 2009 year-ends. At fiscal year 2010 year-end there was one large contract manufacturer for multiple OEM customers that accounted for 10% of accounts receivable.

The Company’s products typically require a sophisticated technical sales effort.  The Company's sales organization is divided into domestic and international regions. The Company’s sales offices located in the United States are in the following metropolitan areas: Chicago, Cleveland, Detroit, Minneapolis, Boston, Philadelphia, Sacramento, San Jose, Denver, Portland, Seattle, Austin, Dallas, Houston, Raleigh, Irvine, Los Angeles, Phoenix and San Diego.  Internationally, the Company has sales offices in: Ascheberg, Helsinki, London, Milan, Munich, Paris, Stockholm, Stuttgart, Sydney, Beijing, Hong Kong, Nagoya, Osaka, Seoul, Shanghai, Shenzhen, Singapore, Taipei, Chengdu, XiAn, Wuhan, Tokyo, Montreal, Ottawa, Toronto, Calgary, Vancouver and Bangalore.

The Company has an agreement with one independent sales representative in South America and one in India.  Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with five independent distributors in North America, four in Europe, three in China, eight in Japan, three in Taiwan, three in Russia, and one each in Korea, Singapore, Malaysia, Thailand, India, South Africa, Philippines, Israel, Brazil, Australia, and New Zealand.

The Company’s agreements with domestic distributors allow for price protection on certain distribution inventory if the Company lowers the prices of its products. The Company’s agreements with domestic distributors also allow for stock rotation privileges (up to 3%-5% of quarterly purchases), which enable distributors to rotate slow moving inventory.  The Company’s sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates.  The agreements generally permit distributors to exchange up to 5% of eligible purchases on a semi-annual basis.  See Critical Accounting Policies and Note 1 of Notes to Consolidated Financial Statements of this Form 10-K, which contains information regarding the Company’s revenue recognition policy.

During fiscal years 2011, 2010 and 2009, international revenues were $1,078.2 million or 73% of revenues, $841.8 million or 72% of revenues, and $679.2 million or 70% of revenues, respectively. Because the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates.  During fiscal years 2011, 2010 and 2009, domestic revenues were 405.7 million or 27% of revenues, $328.2 million or 28% of revenues, and $289.3 million or 30% of revenues, respectively.

The Company’s backlog of released and firm orders was approximately $127.5 million at July 3, 2011 as compared with $249.7 million at June 27, 2010.  The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months.  Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty.  Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month.   Also, the Company’s agreements with certain domestic distributors provide for price protection.  Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

In the operating history of the Company, seasonality of business has not been a material factor, although the results of operations for the first fiscal quarter of each year are impacted slightly by customary summer holidays, particularly in Europe.  However, this impact is slightly offset by the calendar year-end holiday build period of certain products.

The Company warrants that its products, until they are incorporated in other products, are free from defects in workmanship and materials and conform to the Company's published specifications. Warranty expense has been nominal to date.  Refer to Note 1 of Notes to Consolidated Financial Statements of this Form 10-K, which contains information regarding the Company’s warranty policy.

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

Process Families	Benefits/ Market Advantages	Product Application
P-Well SiGate CMOS	General purpose, stability	Switches, filters, data conversion, chopper amplifiers
N-Well SiGate CMOS	Speed, density, stability	Switches, data conversion
Bi-CMOS	Speed, density, stability, flexibilities	Data conversion, power controller, battery management
High Power Bipolar	Power (100 watts), high current (10 amps)	Linear and smart power products, switching regulators
Low Noise Biploar	Precision, low current, low noise, high gain	Op amps, voltage references
High Speed Bipolar	Fast, wideband, video high data rate	Op amps, video, comparators, switching regulators
JFETS	Speed, precision, low current	Op amps, switches, sample and hold
Rad-Hard	Total dose radiation hardened	All space products
Complementary Bipolar	Speed, low distortion, precision	Op amps, video amps, converters
CMOS/Thin Films	Stability, precision	Filters, data conversion
High Voltage CMOS	High voltage general purpose compatible wtih Bipolar	Switches, chopper amplifiers
Bipolar/Thin Films	Precision, stability, matching	Converters, amplifiers
RF Bipolar	High speed, low power	RF wireless, high speed data communications

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

Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal year 2012.

Patents, Licenses and Trademarks

The Company has been awarded 563 United States and international patents and has considerable pending and published patent applications outstanding. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

As of July 3, 2011, the Company had 1,129 employees involved in research, development and engineering related functions, as compared to 1,047 employees at the end of fiscal year 2010.  The Company has remote design centers throughout the United States, Singapore and Germany as part of the Company’s strategy of obtaining and retaining analog engineering design talent.  For fiscal years 2011, 2010 and 2009, the Company spent approximately $226.5 million, $199.0 million and $185.8 million, respectively, on R&D.  The increase in R&D expenses in fiscal year 2011 over fiscal year 2010 was primarily due to an increase in employee compensation and profit sharing costs.

Government Contracts

The Company currently has no material U.S. Government contracts.

Employees

As of July 3, 2011, the Company had 4,505 employees, including 458 in marketing and sales, 1,129 in research, development and engineering related functions, 2,814 in manufacturing and production, and 104 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

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

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of August 1, 2011, are as follows:

Name	Age	Position
Robert H. Swanson, Jr.	72	Executive Chairman of the Board of Directors
Lothar Maier	56	Chief Executive Officer
Paul Chantalat	61	Vice President Quality and Reliability
Paul Coghlan	66	Vice President of Finance and Chief Financial Officer; Secretary
Robert C. Dobkin	67	Vice President of Engineering and Chief Technical Officer
Alexander R. McCann	45	Vice President and Chief Operating Officer
Richard Nickson	61	Vice President of North American Sales
David A. Quarles	45	Vice President of International Sales
Donald Paulus	54	Vice President and General Manager, D Power Products
Steve Pietkiewicz	51	Vice President and General Manager, S Power Products
Robert Reay	50	Vice President and General Manager, Mixed Signal Products
Erik M. Soule	47	Vice President and General Manager, Signal Conditioning Products

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

We depend on demand from the industrial, communication, computer, consumer and automotive end-markets we serve. Our revenues and profitability are based on certain levels of consumer and corporate spending. Reductions or other fluctuations in consumer and/or corporate spending as a result of uncertain conditions in the macroeconomic environment, such as government economic or fiscal instability, restricted global credit conditions, reduced demand, imbalanced inventory levels, mortgage failures, fluctuations in interest rates, higher energy prices, or other conditions, could adversely affect our revenues and profitability. The Company's customers have been reducing their inventories more than anticipated. The impact of the natural disasters in Japan and general economic sluggishness relating to US and European debt issues appear to have left customers cautious and delaying orders until the current economic picture becomes clearer.

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

The effects of the recent earthquake and tsunami in Japan may have a material adverse impact on our financial condition and operating results

On March 11, 2011, the northeast coast of Japan experienced a severe earthquake, a tsunami, and continuing seismic aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants which has impacted Japan's power and some of its infrastructure all of which is having an impact on its economy. Geographically, the Japan market represents approximately 15% of the Company's revenues. In addition, certain of the Company's non-Japanese customers integrate components or use materials manufactured in Japan in the production of their products. Lastly, certain of the Company's raw material suppliers are located in Japan. Accordingly, the Company's revenues and profitability could be affected to the extent that the Company's Japanese customers' production facilities as well as its non Japanese suppliers have been affected. The Company has generally obtained alternative sources of supply and currently believes these events will not have a material impact to its financial condition and operating results.

Uncertainty exists with respect to the availability of electrical power and damage to nuclear power plants and other infrastructure in Japan. Thus, there is a risk that the Company could in the future experience delays or other constraints in obtaining key raw materials. This could result in lower revenue and/or higher costs which could materially affect the Company's financial condition and operating results.

Volatility in customer demand in the semiconductor industry could affect future levels of sales and profitability and limit our ability to predict such levels.

Historically, we have maintained low lead times, which have enabled customers to place orders close to their true needs for product. In defining our financial goals and projections, we consider inventory on hand, backlog, production cycles and expected order patterns from customers. If our estimates in these areas become inaccurate, we may not be able to meet our revenue goals and projections. In addition, some customers require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even some, of the products. As a result, in any quarterly fiscal period we are subject to the risk of cancellation of orders leading to a fall-off of sales and backlog. Further, those orders may be for products that meet the customer's unique requirements so that those cancelled orders would, in addition, result in an inventory of unsalable products, and thus potential inventory write-offs. We routinely estimate inventory reserves required for such products, but actual results may differ from these reserve estimates.

We generate revenue from thousands of customers worldwide and our revenues are diversified by end-market and geographical region. Our results in any period, or sequence of periods, may be positively affected by the fact that a customer has designed one of our products into one of their high selling products. This positive effect may not last, however, as our customers frequently redesign their high selling products, especially to lower their products' costs. In such redesigns, they may decide to no longer use our product or may seek pricing terms from us that we choose not to accede to, thus resulting in the customer ceasing or significantly decreasing its purchases from us. The loss of, or a significant reduction in purchases by a portion of our customer base, for this or other reasons, such as changes in purchasing practices, could adversely affect our results of operations. In addition, the timing of customers' inventory adjustments may adversely affect our results of operations.

We may be unsuccessful in developing and selling new products required to maintain or expand our business.

The markets for our products depend on continued demand for our products in the communications, industrial, computer, high-end consumer and automotive end-markets. The semiconductor industry is characterized by rapid technological change, variations in manufacturing efficiencies of new products, and significant expenditures for capital equipment and product development. New product offerings by competitors and customer demands for increasing linear integrated circuit performance or lower prices may render our products less competitive over time, thus necessitating our continual development of new products. New product introductions are thus a critical factor for maintaining or increasing future sales growth and sustained or increased profitability, but they can present significant business challenges because product development commitments and expenditures must be made well in advance of the related revenues. The success of a new product depends on a variety of factors including accurate forecasts of long-term market demand and future technological developments, accurate anticipation of competitors' actions and offerings, timely and efficient completion of process design and development, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability of the product, and effective marketing, sales and service.

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

We are dependent on outside silicon foundries for a small portion (less than 5%) of our wafer fabrication. As a result, we cannot directly control delivery schedules for these products, which could lead to product shortages, quality assurance problems and increases in the cost of our products. We may experience delays in delivering our products to our customers. If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to our quality standards, our business and relationships with our customers for the limited quantities of products produced by these foundries could be adversely affected. Finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible. In addition, the manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment. Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a third party foundry could adversely affect the foundry's ability to achieve acceptable manufacturing yields and product reliability.

We rely on third party vendors for materials, supplies, critical manufacturing equipment and freight services that may not have adequate capacity or may be impacted by outside influences such as natural disasters that could impact our product delivery requirements.

The semiconductor industry has experienced a very large expansion of fabrication capacity and production worldwide over time. As a result of increasing demand from semiconductor and other manufacturers, availability of certain basic materials and supplies, such as chemicals, gases, polysilicon, silicon wafers, ultra-pure metals, lead frames and molding compounds, and of subcontract services, like epitaxial growth, ion implantation and assembly of integrated circuits into packages, have from time to time, over the past several years, been in short supply and could come into short supply again if overall industry demand continues to increase in the future. In addition, from time to time natural disasters can lead to a shortage of some of the above materials due to disruption of the manufacturer's production. We do not have long-term agreements providing for all of these equipment, materials, supplies, and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have a materially adverse effect on our ability to achieve our planned production.

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

During fiscal year 2011, 73% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. Currently, global economic conditions could be adversely affected by the recent earthquake and tsunami in Japan.

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

We also seek to protect our proprietary technology, including technology that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will always be undertaken or will not be breached or that we will have adequate remedies for any breach.

We have received, and may receive in the future, notices of claims of infringement and misappropriation of other parties' proprietary rights. In the event of an adverse decision in a patent, trademark, copyright, maskwork or trade secret action, we could be required to withdraw the product or products found to be infringing from the market or redesign products offered for sale or under development. Whether or not these infringement claims are successfully asserted, we would likely incur significant costs and diversion of our resources with respect to the defense of these claims. In the event of an adverse outcome in any litigation, we may be required to pay substantial damages, including enhanced damages for willful infringement, and incur significant attorneys' fees, as well as indemnify customers for damages they might suffer if the products they purchase from us infringe intellectual property rights of others. We could also be required to stop our manufacture, use, sale or importation of infringing products, expend significant resources to develop or acquire non-infringing technology, discontinue the use of some processes, or obtain licenses to intellectual property rights covering products and technology that we may, or have been found to, infringe or misappropriate such intellectual property rights.

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

On July 3, 2011, we have debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A Notes” or the “Notes”). Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Our failure to repurchase the Notes or convert the Notes into cash or a combination of cash and shares upon exercise of a holder's conversion right in accordance with the provisions of the indentures would constitute a default under the applicable indenture. In addition, a default under either indenture could lead to a default under existing and future agreements governing our indebtedness. If, due to a default, the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and the Notes.

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

At July 3, 2011, the Company owned the major facilities described below:

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

The Company leases design facilities located in: Raleigh, North Carolina; Burlington, Vermont; Santa Barbara, California; Grass Valley, California; Phoenix, Arizona; Dallas, Texas; Munich, Germany; and Hangzhou, China. The Company leases sales offices in the United States in the areas of San Jose, Sacramento, Seattle, Denver, Philadelphia, Raleigh, Chicago, Detroit, Austin, Houston, Los Angeles, Irvine, San Diego, Minneapolis, Cleveland; and internationally in London, Stockholm, Helsinki, Ascheberg, Munich, Stuttgart, Paris, Milan, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai, Shenzhen, Chengdu, XiAn and Wuhan.  See Note 11 of Notes to Consolidated Financial Statements contained in this Form 10-K.  The Company believes that its existing facilities are suitable and adequate for its business purposes through fiscal year 2012.

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

Certain current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court for the Northern District of California and captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”), in three consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation

Shareholder Derivative Litigation (the “California State Action”), and in a shareholder derivative action filed in the Delaware Court of Chancery, captioned Weiss v. Swanson, et al. (the “Delaware Action”). The Company has been named in each of these actions as a nominal defendant against which no recovery is sought.

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties by allegedly backdating stock option grants between 1995 and 2002, and asserted derivative claims against them based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder. On December 7, 2006, the Court granted Linear's motion to dismiss the complaint for failure to make a pre-suit demand or to demonstrate that a demand would have been futile. The plaintiffs filed an amended complaint on January 5, 2007 asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9. Pursuant to a stipulation among the parties to the Federal Action, on February 14, 2007, the District Court stayed the Federal Action.

In the California State Action, plaintiffs initially asserted claims against the individual defendants for breaching their, and aiding and abetting breaches of others', fiduciary duty in connection with the alleged backdating of stock option grants between 1995 and 2002. The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officers violated California insider trading laws. The plaintiffs sought unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys' fees and costs. On July 13, 2007, the Court sustained the Company's demurrer, and granted plaintiffs leave to amend the complaint. The Court did not address the individual defendants' demurrer.

On August 13, 2007, the plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breaching, and aiding and abetting breaches of fiduciary duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options between 1995 and 2005. The amended complaint also alleged that individual defendants were unjustly enriched, and violated California insider trading laws, and that the director defendants wasted corporate assets. Plaintiffs seek unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over executory option contracts, and attorneys' fees and costs. On September 12, 2007, the Company and the individual defendants filed demurrers to the amended complaint. Before the demurrers were fully briefed, the parties stipulated to stay the California State Action pending the resolution of the motion to dismiss the complaint in the Delaware Action. The Delaware Court of Chancery denied that motion on March 7, 2008.

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion. That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action. The individual defendants opposed that motion and Linear joined in their opposition. In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs' request to coordinate discovery. The Court ordered the defendants to supply the plaintiffs in the California State Action with copies of documents produced and transcripts of depositions conducted in the Delaware Action. Subsequently, on December 31, 2009, the plaintiffs filed a motion to lift the stay in the California State Action. On January 25, 2010, the individual defendants filed their opposition to this motion. On February 8, 2010, the Court issued an order denying the plaintiffs' motion to lift the stay in the California State Action.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their fiduciary duty by granting “spring-loaded” and “bullet-dodged” stock options to certain officers and directors between 1996 and 2005. The plaintiff also asserts claims for unjust enrichment against defendants who received the option grants. The plaintiff seeks unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants' option contracts, imposition of a constructive trust over the option contracts, and attorneys' fees and costs. The defendants moved to dismiss the Delaware Action on May 25, 2007. Rather than respond, the plaintiff filed his first amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint. On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the first amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that such a demand would have been futile, and that the first amended complaint failed to state a claim against each of the individual defendants. On March 7, 2008, the Court denied the motion. Linear answered the first amended complaint on April 7, 2008.

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

On June 10, 2010, the officer and director defendants filed motions for summary judgment. On August 6, 2010, and thereafter on August 25, 2010, the parties in the Delaware Action stipulated to an extension of time to file opposition and reply briefs, and related pleadings. On September 23, 2010, the parties to the Delaware Action filed a stipulation and proposed order advising the Delaware Court of Chancery that they had executed a Memorandum of Understanding providing for settlement of the Delaware Action. The Court of Chancery granted the stipulation and entered the order that same day. The stipulation notes that the Memorandum of Understanding contemplates a stay of the Delaware Action and that the parties anticipate filing a Stipulation of Settlement along with a proposed Scheduling Order that would set a settlement approval hearing and a briefing schedule for the Court of Chancery's consideration of the settlement. The Court of Chancery stayed all proceedings in the Delaware Action, other than proceedings related to the review and approval of the anticipated Stipulation of Settlement.

The Stipulation of Settlement was filed with the Court of Chancery on January 27, 2011. After a hearing held on April 28, 2011, the Delaware Court of Chancery granted final approval to the settlement of the Delaware Action. Pursuant to the settlement, the Company received $4 million from the individual defendants' insurer net of the plaintiff's attorneys' fees, and two of the individual defendants agreed to reprice certain stock options, for an aggregate $500,000 increase in the exercise price payable upon exercise by these individuals.  The Company agreed to implement certain corporate governance enhancements.  The individual defendants vigorously denied any wrongdoing and agreed to the settlement to avoid the costs and distraction of further litigation. The plaintiff's attorneys, who filed the Delaware Action on the Company's behalf, received $1.475 million in attorney's fees and costs from the settlement amount, as determined by the Court.

On June 2, 2011, the parties to the California State Action stipulated to the voluntary dismissal of the California State Action and to each party bearing its own attorneys' fees and costs. On June 3, 2011, the Court approved the stipulation and dismissed with prejudice the California State Action.

Similarly, on June 2, 2011, the parties to the Federal Action stipulated to the voluntary dismissal of the Federal Action and to each party bearing its own attorneys' fees and costs. On June 3, 2011, the Court approved the stipulation and dismissed with prejudice the Federal Action.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended July 3, 2011.  For the majority of restricted stock awards and units granted, the number of shares issued on the date the restricted stock awards and units vest is net of the minimum statutory tax withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the common stock repurchase totals in the following table, even though they are treated as common stock repurchases in our financial statements because they reduce the number of shares that would have been issued upon vesting.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (April 4, 2011 – May 1, 2011)	—	—	—	—
Month #2 (May 2, 2011 - May 29, 2011)	500,000	34.53	500,000	9,500,000
Month #3 (May 30, 2011 – July 3, 2011)	—	—	—	—
Total	500,000	34.53	500,000	9,500,000

(1) On October 12, 2010, the Company's Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

Stock Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the S&P 500 and the Philadelphia Semiconductor Index for the period of five years commencing July 2, 2006 and ending July 3, 2011. The graph assumes that $100 was invested on July 2, 2006 in each of Linear Technology common stock, the S&P 500 Index, and the Philadelphia Semiconductor Index.

ITEM 6.    SELECTED FINANCIAL DATA

FIVE FISCAL YEARS ENDED July 3, 2011	2011	2010	2009	2008	2007
In thousands, except per share amounts
Income statement information
Revenues	$1,483,962	$1,169,988	$968,498	$1,175,153	$1,083,078
Net income	580,782	361,341	289,207	367,123	409,010
Basic earnings per share	2.52	1.59	1.28	1.62	1.39
Diluted earnings per share	2.50	1.58	1.28	1.60	1.37
Weighted average shares outstanding – Basic	230,806	227,723	226,321	226,263	293,912
Weighted average shares outstanding – Diluted	232,772	228,860	226,387	229,905	299,044
Balance sheet information
Cash, cash equivalents and marketable securities	$922,537	$958,069	$868,711	$966,701	$633,307
Total assets	1,631,166	1,590,718	1,421,529	1,583,889	1,218,857
Convertible senior notes	785,732	1,159,886	1,280,617	1,532,640	1,500,545
Cash dividends per share	$0.94	$0.90	$0.86	$0.78	$0.66

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Linear Technology Corporation, a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for three decades. The Company's products provide an essential bridge between the analog world and the digital electronics used in industrial, communications, networking, automotive, computer, medical, instrumentation, military, aerospace, and consumer end-markets. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, and µModule subsystems.

Fourth quarter revenues of $358.6 million increased $5.4 million or 1.5% over the third quarter of fiscal year 2011 and decreased $7.6 million or 2.1% from the fourth quarter of fiscal year 2010.  The Company achieved record annual revenues in fiscal year 2011 of $1.48 billion, an increase of 27% or $314.0 million over fiscal year 2010.   Fourth quarter net income of $158.2 million increased $16.7 million or 12% over the third quarter of fiscal year 2011 and increased $33.7 million or 27% over the fourth quarter of fiscal year 2010. Net income for the fourth quarter of fiscal year 2011 benefited from a lower tax rate of 9.5% compared to the third quarter of fiscal year 2011 rate of 17% and the fourth quarter of fiscal year 2010 rate of 26%. The Company's tax rate in its fiscal third and fourth quarters just ended include a quarterly tax benefit from a settlement with the IRS related to its audit of prior fiscal years. The resulting fourth quarter diluted earnings per share of $0.68 per share increased $0.07 per share or 11% over the third quarter of fiscal year 2011 and increased $0.14 per share or 26% over the fourth quarter of fiscal year 2010. The Company achieved record annual diluted earnings per share of $2.50, an increase of $0.92 per share or 58% over the prior fiscal year.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During fiscal years

2011 and 2010, the Company recognized approximately 14% and 15%, respectively, of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At July 3, 2011, the Company had approximately $59.7 million of deferred revenue and $12.1 million of deferred cost of sales recognized as $47.6 million of “Deferred income on shipments to distributors.” At June 27, 2010, the Company had approximately $41.6 million of deferred revenue and $7.9 million of deferred cost of sales recognized as $33.7 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment, as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company were to have a significant reduction in distributor price or grant significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have ranged from $2.4 million to $3.2 million per quarter.

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

	Fiscal Year Ended			Percentage Change
	July 3, 2011	June 27, 2010	June 28, 2009	2011 Over 2010	2010 Over 2009
Revenues	100.0%	100.0%	100.0%	27%	21%
Cost of sales	21.9	23.0	24.6	21	13
Gross profit	78.1	77.0	75.4	29	23
Expenses:
Research & development	15.3	17.0	19.2	14	7
Selling, general & administrative	11.1	11.8	13.3	20	8
Restructuring	—	—	0.4	—	—
	26.4	28.8	32.9	16	6
Operating income	51.7	48.2	42.5	36	37
Interest expense	(3.6)	(6.5)	(8.6)	(28)	(9)
Interest and other income	0.7	1.1	2.4	(16)	(44)
(Loss) gain on early retirement of convertible senior notes	—	(0.9)	1.7	—	—
Income before income taxes	48.8%	41.9%	38.0%	48	33
Tax rate	19.8%	26.3%	21.6%

 The Company achieved record annual revenues in fiscal year 2011 of $1.48 billion, an increase of $314.0 million or 27% over revenue of $1.17 billion in fiscal year 2010.  The increase in revenue was primarily due to an improving global macro-economic climate during the first half of fiscal 2011.  In addition, the beginning of the prior fiscal year was adversely impacted by the worldwide global credit and financial crisis, whereas the results for the second half of the prior fiscal year and the first half of the current fiscal year reflected a recovery from the worldwide recession. During the third and fourth quarters of fiscal year 2011 the Company began to see a slow down in revenue growth primarily related to the natural disasters in Japan and the related supply disruptions and the general economic sluggishness related to the US and European debt issues.

Revenue for fiscal year 2011 grew due to an increase in the number of units shipped and due to an increase in the average selling price ("ASP"). The number of units shipped increased by approximately 132 million units or 18% from 730 million units in fiscal year 2010 to 862 million units in fiscal year 2011. The ASP for fiscal year 2011 increased approximately 9% from $1.60 per unit in fiscal year 2010 to $1.74 per unit in fiscal year 2011.

Over the past few years the Company has been reducing its exposure to the consumer and cell-phone end-markets in favor of the industrial, automotive, communication infrastructure and military end-markets because these latter end-markets tend to demand more complex technology products, which have higher and more stable ASPs. The Company's bookings in the industrial, automotive, communication infrastructure, and military end-markets were 82% of booking for fiscal year 2011 as compared to 76% in fiscal 2010, 74% in fiscal 2009 and 64% in fiscal 2005.

Geographically, revenues in fiscal year 2011 increased in each major geographical region compared to the prior fiscal year. International revenues were $1,078.2 million or 73% of revenues in fiscal year 2011, an increase of $236.4 million over international revenues of $841.8 million or 72% of revenues in the previous fiscal year.  Internationally, sales to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $565.6 million or 38% of revenues, while sales to Europe and Japan were $297.1 million or 20% of revenues and $215.5 million or 15% of revenues, respectively.  Domestic revenues were $405.7 million or 27% of revenues in fiscal year 2011, an increase of $77.5 million over domestic revenues of $328.2 million or 28% of revenues in fiscal year 2010.

Revenue for fiscal year 2010 was $1.17 billion, an increase of $201.5 million or 21% over revenue of $968.5 million for fiscal year 2009. The increase in revenue was primarily due to the rapid recovery in 2010 from the preceding global economic downturn. The Company's revenues improved in each major geographical region and in most major end-markets. The ASP for fiscal year 2010 increased to $1.60 per unit compared to $1.51 per unit in fiscal year 2009. Geographically, international revenues were $841.8 million or 72% of revenues for fiscal year 2010, an increase of $162.6 million as compared to international revenues of $679.2 million or 70% of revenues in the previous fiscal year. Internationally, sales to ROW represented $465.6 million or 40% of revenues, while sales to Europe and Japan were $203.3 million or 17% of revenues and $172.9 million or 15% of revenues, respectively. Domestic revenues were $328.2 million or 28% of revenues in fiscal year 2010, an increase of $38.9 million over domestic revenues of $289.3 million or 30% of revenues in fiscal year 2009.

During the global economic downturn in fiscal year 2009 and the beginning of fiscal year 2010, the Company cut variable costs aggressively in order to maintain its strong operating margins while faced with steep revenue declines. These measures included weekly plant closures, mandatory vacation, reductions in base-pay, reductions in profit sharing, modest employee terminations and reductions in non-compensation related discretionary spending. The Company removed the above mentioned austerity measures throughout fiscal year 2010 as the Company's revenues improved. There were no weekly plant closures during the second-half of fiscal year 2010 and the 10% reduction in base pay that occurred during the fourth quarter of fiscal year 2009 was gradually reinstated during fiscal year 2010. In fiscal year 2011 there were no weekly plant closures and the Company's pay freeze was lifted. Accordingly, compensation and other costs increased in the cost of sales and operating expense line items, although to a lesser degree than revenues increased.

Gross profit for fiscal year 2011 was $1,159.5 million, an increase of $258.6 million or 29% over gross profit of $900.9 million in fiscal year 2010.  Gross profit as a percentage of revenues increased to 78.1% of revenues in fiscal year 2011 as compared to 77.0% of revenues in fiscal year 2010.  The increase in gross profit as a percentage of revenues in fiscal year 2011 was primarily due to spreading fixed costs over a higher sales base and improved ASPs. Partially offsetting these improvements to gross profit as a percentage of revenues were increases in employee profit-sharing; increases in labor costs as a result of increases in headcount; an unfavorable exchange rate at the Company's test and assembly facilities located in Singapore and Penang; and increases in raw material costs, primarily gold.

Gross profit for fiscal year 2010 was $900.9 million, an increase of $170.3 million or 23% over gross profit of $730.6 million in fiscal year 2009. Gross profit as a percentage of revenues increased to 77% of revenues in fiscal year 2010 as compared to 75.4% of revenues in fiscal year 2009. The increase in gross profit as a percentage of revenues in fiscal year 2010 was primarily due to spreading fixed costs over a higher sales base and slightly improved ASPs. Partially offsetting these improvements to gross profit as a percentage of revenues were increases in employee profit-sharing and stock-based compensation expense.

Research and development (“R&D”) expense for fiscal year 2011 was $226.5 million, an increase of $27.6 million or 14% over R&D expense of $199.0 million in fiscal year 2010.  The increase in R&D expenses was primarily due to an $11.7 million increase in employee profit-sharing and a $13.3 million increase in compensation costs. Compensation costs increased due to increased headcount; the prior year period having a temporary 5% reduction in base pay for part of the period; and the current year period having an additional week of labor costs due to the period having 27 pay periods rather than the customary 26 pay periods. In addition, other R&D expenses such as computer and software costs and employee travel expenses increased $2.6 million.

R&D expense for fiscal year 2010 was $199.0 million, an increase of $13.2 million or 7% over R&D expense of $185.8 million in fiscal year 2009.  The increase in R&D expenses was primarily due to a $9.2 million increase in employee profit-sharing and a $4.1 million increase in stock-based compensation.  In addition, the increase in R&D expense was due to a $0.7 million increase in compensation costs as a result of the gradual elimination of the above mentioned austerity measures.  Offsetting these increases to R&D expense was a $0.8 million decrease in other R&D expenses such as mask costs.

Selling general and administrative (“SG&A”) expense for fiscal year 2011 was $165.7 million, an increase of $27.1 million or 20% over SG&A expense of $138.5 million in fiscal year 2010.  The increase in SG&A expenses was primarily due to a $9.0 million increase in employee profit sharing and a $7.4 million increase in compensation costs. Compensation costs increased due to increased headcount; the prior year period having a temporary 5% reduction in base pay for part of the period; and the current year period having an additional week of labor costs due to the period having 27 pay periods rather than the customary 26 pay periods. SG&A increased $5.3 million due to a one-time legal charge that occurred during the first quarter of fiscal year 2011 and a $5.4 million increase in other SG&A expenses, primarily advertising and employee travel expenses.

SG&A expense for fiscal year 2010 was $138.5 million, an increase of $9.7 million or 8% over SG&A expense of $128.8 million in fiscal year 2009.  The increase in SG&A expenses was primarily due to a $6.6 million increase in employee profit sharing and a $1.9 million increase in stock-based compensation.  In addition, the increase in SG&A expense was due to a $2.9 million increase in compensation costs as a result of the gradual elimination of the above mentioned austerity measures and an increase to the sales commission expense in response to higher sales.  Offsetting these increases to SG&A expense was a $1.7 million decrease in other SG&A expenses such as legal and advertising costs.

Interest expense for fiscal year 2011 was $54.2 million, a decrease of $21.2 million from $75.4 million in fiscal year 2010.  The decrease in interest expense was primarily due to the cash redemption of $395.8 million (the remaining principal amount) of the Company's 3.125% Convertible Senior Notes on November 1, 2010 and due to the repurchase of $154.9 million (principal amount) of the Company's 3.0% Convertible Senior Notes in the fourth quarter of fiscal year 2010.

Interest expense for fiscal year 2010 was $75.4 million, a decrease of $7.6 million from $83.0 million in fiscal year 2009. The decrease in interest expense was primarily due to the retirement of $294.4 million principal amount of the Company's 3.125% Convertible Senior Notes during fiscal year 2009 and partially due to the retirement of $154.9 million principal amount of the Company's 3.0% Convertible Senior Notes during the fourth quarter of fiscal year 2010.

Interest and other income for fiscal year 2011 was $10.7 million, a decrease of $2.1 million or 16% from interest income of $12.8 million in fiscal year 2010.  The Company recognized a gain of $4.2 million on the settlement of two legal matters during fiscal year 2011 that was included in interest and other income. Interest income decreased due to lower cash, cash equivalent and marketable securities balances as a result of the cash redemption of $395.8 million (principal amount) of the Company's 3.125% Convertible Senior Notes in the second quarter of fiscal year 2011 and a decrease in the average interest rate earned on the Company's cash, cash equivalents and marketable securities balances.

Interest and other income for fiscal year 2010 was $12.8 million, a decrease of $10.2 million or 44% from interest income of $23.0 million in fiscal year 2009.  Interest income decreased due to a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balances.

The Company's effective tax rate was 19.8% in fiscal year 2011 compared to 26.3% in fiscal year 2010.  The Company's tax rate for fiscal year 2011 was lower primarily due to discrete tax benefits recognized in the second, third and fourth quarters noted below and the reinstatement of the R&D credit for the full fiscal year commencing with the second quarter of fiscal 2011. The Company expects that its effective tax rate for fiscal year 2012 will be approximately 26% absent quarterly discrete tax items, if any.

During the fourth quarter of fiscal year 2011 the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) reached an agreement to close all remaining matters pertaining to fiscal years 2002 through 2006. Accordingly, the Company released all remaining liabilities for uncertain tax positions pertaining to fiscal year 2002 through 2006 and recognized a discrete tax benefit totaling $29.7 million primarily due to the reversal of conservatively estimated liabilities for uncertain tax positions. As a result of the discrete tax benefit, the Company's effective tax rate for the fourth quarter of fiscal year 2011 was 9.5%.

In addition to the discrete tax benefit recognized in the Company's fourth quarter noted above, the Company recognized an additional $19 million in net discrete tax benefits during the second and third quarters of fiscal 2011. These discrete tax benefits related primarily to the release of estimated liabilities for uncertain tax positions due to a settlement between the Company and IRS Appeals for certain disputed refund claims for export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006. In addition, the Company recognized discrete tax benefits for the reversal of estimated liabilities for uncertain tax positions for years that are no longer subject to audit and for the reinstatement of the R&D tax credit.

The Company's effective tax rate was 26.3% in fiscal year 2010 compared to 21.6% in fiscal year 2009.  The increase in the effective tax rate from fiscal year 2009 to fiscal year 2010 was primarily due to lower tax benefits from domestic manufacturing, R&D and tax-exempt interest income offset partially by an increase in earnings from foreign subsidiaries with lower income tax rates.  The Company's annual effective tax rate for the fiscal year 2010 was 27.5% exclusive of discrete items.  Quarterly discrete items that lowered the effective tax rate to 26.3% included the reversal of income tax reserves for state audit settlements and the expiration of open auditable tax years in a foreign jurisdiction.

The Company's effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through August 2011 which the Company expects to extend if certain conditions are met. In addition, the Company receives tax benefits primarily from non-taxable interest income, domestic manufacturing and R&D tax credits.

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

The Company's revenues in the fourth quarter of fiscal year 2011 grew 1.5% compared to the third quarter of fiscal year 2011. During the fourth quarter the Company experienced declining bookings demand towards the end of the quarter. The Company expected that the Japan tragedies and the related supply disruptions would continue to impact the Company's customers, particularly in the automotive and industrial markets. Now that these industry-wide supply issues have been largely resolved the Company's customers have been reducing their inventories more than anticipated. The impact of these events and general economic sluggishness relating to US and European debt issues appear to have left customers cautious and delaying orders until the current economic picture becomes clearer. However, end-demand expectations at the Company's customers appear generally unchanged and automotive production is expected to pick-up in the fall.

The Company continues to be optimistic about its long-term growth prospects and is encouraged by the high level of interest in its new products. The Company believes that its new products are well targeted to meet the needs of its customers and their demand for innovative high performance analog solutions. Although forecasting is difficult in the current environment, the Company expects demand should increase as it proceeds toward the end of the calendar year. However, in the short-term the Company is cautious and anticipates that declining orders will cause the Company's revenues to decline sequentially 6%-8% in the first fiscal quarter of fiscal year 2012.

Liquidity and Capital Resources

At July 3, 2011, cash, cash equivalents and marketable securities totaled $922.5 million a decrease of $35.5 million from the June 27, 2010 balance. The decrease was primarily due to the cash redemption of $395.8 million (principal amount) of its 2027B notes on November 1, 2010. In addition, the decrease was due to the payment of $217.2 million in cash dividends, representing $0.94 per share for the fiscal year; $120.4 million for capital asset additions; and $38.2 million to purchase common stock.  Theses decreases were offset by positive cashflow from operations of $670.9 million and issuance of common stock of $66.9 million. The Company’s working capital was $1,063.5 million at July 3, 2011.

The Company’s accounts receivable balance of $169.6 million at the end of fiscal year 2011 decreased $7.3 million from the June 27, 2010 balance of $176.9 million. The decrease was primarily due to lower shipments in the fourth quarter of fiscal year 2011 as compared to the fourth quarter of fiscal year 2010. Inventory totaled $72.2 million at the end of the fourth quarter of fiscal year 2011, an increase of $18.2 million over the fourth quarter of fiscal year 2010. The increase in inventory was primarily in the diebank and finished good areas resulting from increased production capacity employed to reduce lead-times and also due to higher stocking levels of certain raw materials that were previously in short supply.

Net property, plant and equipment increased $75.9 million over the fourth quarter of fiscal year 2010 due to fixed assets additions of $120.4 million offset by $44.5 million in depreciation expense. The additions were for equipment in all of the Company's facilities to increase capacity to reduce lead-times.

Other non-current assets decreased $17.5 million primarily due to the amortization of offering fees related to the Convertible Senior Notes and the amortization of certain technology licenses and a decrease in the Company's long-term deferred tax assets.

Accrued payroll and related benefits totaled $90.0 million at the end of fiscal year 2011, an increase of $9.2 million over the fourth quarter of fiscal year 2010.  The increase is due to higher vacation, sabbatical and profit sharing accruals.  The Company accrues for profit sharing on a quarterly basis while distributing payouts to employees on a semi-annual basis during the first and third quarters.

Deferred income on shipments to distributors increased by $13.9 million over the fourth quarter of fiscal year 2010 primarily due to distributors increasing their inventories in response to the economic recovery. Income taxes payable totaled $5.3 million at the end of fiscal year 2011, a decrease of $14.4 million over the fourth quarter of fiscal year 2010 primarily due to quarterly tax payments offset by the tax provision.

In July 2011, the Company’s Board of Directors declared a cash dividend of $0.24 per share.  The $0.24 per share dividend will be paid on August 31, 2011 to stockholders of record on August 19, 2011.  The payment of future dividends will be based on financial performance.

During the second quarter of fiscal year 2011, the Company redeemed for cash the remaining $395.8 million (principal amount) of its Company's 3.125% Convertible Senior Notes on November 1, 2010 using a portion of its existing cash and marketable securities balances. The redemption of debt did not result in any gains or losses in the statement of income. Fiscal year 2011 had lower interest income and expense as a result of the redemption.

Historically, the Company has satisfied its quarterly liquidity needs through cash generated from operations.  Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the foreseeable future.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at July 3, 2011 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

(In thousands)	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016 and thereafter
Operating lease obligations (1)	$2,500	$1,900	$1,200	$600	$1,800
3.0% Convertible Senior Notes – principal and interest (2)	25,353	25,353	870,441	—	—
Total	$27,853	$27,253	$871,641	$600	$1,800

(1)
The Company leases some of its facilities under noncancelable operating leases that expire at various dates through fiscal 2057.  See Note 11. of Notes to Consolidated Financial Statement contained in this Form 10-K for additional information about operating leases.

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

Off-Balance Sheet Arrangements

As of July 3, 2011, the Company had no off-balance sheet financing arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s cash equivalents and marketable securities are subject to market risk, primarily interest rate and credit risk.  The Company’s investments are managed by outside professional managers within investment guidelines set by the Company.  Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.  The Company does not use derivative financial instruments in its investment portfolio. Based upon the weighted average duration of the Company’s investments at July 3, 2011, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company’s investments totaling approximately $5.8 million.  However, because the Company’s debt securities are classified as available-for-sale, no gains or losses are recognized by the Company in its results of operations due to changes in interest rates unless such securities are sold prior to maturity.  These investments are reported at fair value with the related unrealized gains or losses reported in accumulated other comprehensive income, a component of stockholders’ deficit. The Company generally holds securities until maturity. The Company’s sales outside the United States are transacted in U.S. dollars; accordingly, the Company’s sales are not generally impacted by foreign currency rate changes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

THREE YEARS ENDED JULY 3, 2011	2011	2010	2009
Revenues	$1,483,962	$1,169,988	$968,498
Cost of sales(1)	324,445	269,076	237,868
Gross profit	1,159,517	900,912	730,630
Expenses:
Research and development (1)	226,516	198,957	185,843
Selling, general and administrative(1)	165,691	138,544	128,804
Restructuring	—	—	3,907
	392,207	337,501	318,554
Operating income	767,310	563,411	412,076
Interest expense(2)	(54,176)	(75,356)	(83,011)
Interest income and other income	10,704	12,814	22,954
(Loss) gain on early retirement of convertible senior notes(3)	—	(10,458)	16,882
Income before income taxes	723,838	490,411	368,901
Provision for income taxes	143,056	129,070	79,694
Net income	$580,782	$361,341	$289,207
Basic earnings per share	$2.52	$1.59	$1.28
Shares used in the calculation of basic earnings per share	230,806	227,723	226,321
Diluted earnings per share	$2.50	$1.58	$1.28
Shares used in the calculation of diluted earnings per share	232,772	228,860	226,387
Cash dividends per share	$0.94	$0.90	$0.86

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$8,785	$9,082	$8,328
Research and development	39,359	39,130	35,039
Selling, general and administrative	21,077	21,708	19,836
(2) Amortization of debt discount (non-cash interest expense)	21,675	29,003	30,738
(3) Non-cash charge on early retirement of Convertible Senior Notes	—	10,458	7,370

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

JULY 3, 2011 AND JUNE 27, 2010	2011	2010
Assets
Current assets:
Cash and cash equivalents	$270,523	$295,854
Marketable securities	652,014	662,215
Accounts receivable, net of allowance for doubtful accounts of $2,043 ($2,043 in 2010)	169,637	176,874
Inventories:
Raw materials	9,224	5,430
Work-in-process	45,659	39,799
Finished goods	17,312	8,815
Total inventories	72,195	54,044
Deferred tax assets	38,331	38,689
Prepaid expenses and other current assets	43,590	36,625
Total current assets	1,246,290	1,264,301
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	207,045	199,817
Manufacturing and test equipment	633,066	527,230
Office furniture and equipment	3,652	3,789
	872,600	759,673
Accumulated depreciation and amortization	(539,631)	(502,638)
Net property, plant and equipment	332,969	257,035
Other non-current assets	51,907	69,382
Total assets	$1,631,166	$1,590,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,606	$21,235
Accrued payroll and related benefits	89,997	80,796
Deferred income on shipments to distributors	47,587	33,700
Income taxes payable	5,255	19,615
Other accrued liabilities	28,361	34,238
Convertible senior notes-current portion	—	392,926
Total current liabilities	182,806	582,510
Deferred tax liabilities	110,124	108,665
Convertible senior notes	785,732	766,960
Other long-term liabilities	46,893	92,798
Total liabilities	1,125,555	1,550,933
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 227,607 and 224,231 shares issued and outstanding at July 3, 2011 and June 27, 2010, respectively	227	224
Additional paid-in capital	1,465,871	1,331,664
Accumulated other comprehensive income, net of tax	1,130	1,974
Accumulated deficit	(961,617)	(1,294,077)
Total stockholders’ equity	505,611	39,785
Total liabilities and stockholders’ equity	$1,631,166	$1,590,718
See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

THREE YEARS ENDED JULY 3, 2011	2011	2010	2009
Cash flow from operating activities:
Net income	$580,782	$361,341	$289,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,137	45,489	47,982
Tax benefit (deficit) received on employee stock transactions	5,110	(996)	(1,652)
Stock-based compensation	69,221	69,920	63,203
Loss (gain) on early retirement of convertible senior notes	—	10,458	(16,882)
Amortization of convertible senior notes discount	21,675	29,003	30,738
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	7,237	(81,440)	66,018
(Increase) decrease in inventories	(18,151)	(1,513)	3,486
(Increase) decrease in prepaid expenses, other current assets and deferred tax assets	(6,344)	(3,019)	8,967
Decrease (increase) in long-term assets	11,819	(2,598)	3,042
(Decrease) increase in accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	(52,210)	47,547	(39,750)
Increase (decrease) in deferred income on shipments to distributors	13,887	5,203	(9,280)
(Decrease) increase in income taxes payable	(12,228)	13,082	(28,481)
Cash provided by operating activities	670,935	492,477	416,598

Cash flow from investing activities:
Purchase of marketable securities	(805,146)	(706,167)	(317,512)
Proceeds from sale and maturities of available-for-sale securities	813,568	690,770	489,333
Purchase of property, plant and equipment	(120,415)	(38,342)	(39,130)
Cash (used in) provided by investing activities	(111,993)	(53,739)	132,691

Cash flow from financing activities:
Excess tax benefits received on employee stock transactions	—	—	70
Issuance of common stock under employee stock plans	66,932	23,836	12,338
Retirement of convertible senior notes	(395,830)	(163,964)	(270,104)
Purchase of common stock	(38,173)	(14,671)	(29,116)
Payment of cash dividends	(217,202)	(205,103)	(194,680)
Cash used in financing activities	(584,273)	(359,902)	(481,492)

(Decrease) increase in cash and cash equivalents	(25,331)	78,836	67,797
Cash and cash equivalents, beginning of year	295,854	217,018	149,221
Cash and cash equivalents, end of year	$270,523	$295,854	$217,018

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$189,575	$118,254	$102,291
Cash paid for interest expense	$32,334	$42,370	$47,420
See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except per share amounts)

THREE YEARS ENDED JULY 3, 2011	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at June 29, 2008	221,508	$221	$1,180,431	$1,452	$(1,508,784)	$(326,680)
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	1,782	2	12,336	—	—	12,338
Tax deficit from stock transactions	—	—	(1,582)	—	—	(1,582)
Purchase and retirement of common stock	(1,014)	(1)	(4,848)	—	(24,267)	(29,116)
Early extinguishment of convertible senior notes	—	—	(2,670)	—	—	(2,670)
Cash dividends - $0.86 per share	—	—	—	—	(194,680)	(194,680)
Stock-based compensation	—	—	63,203	—	—	63,203
Comprehensive income:
Unrealized gain on available-for- sale investments, net of $3,054 tax effect	—	—	—	3,643	—	3,643
Net income	—	—	—	—	289,207	289,207
Comprehensive income	—	—	—	—	—	292,850
Balance at June 28, 2009	222,276	222	1,246,870	5,095	(1,438,524)	(186,337)
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	2,474	3	23,833	—	—	23,836
Tax deficit from stock transactions	—	—	(996)	—	—	(996)
Purchase and retirement of common stock	(519)	(1)	(2,879)	—	(11,791)	(14,671)
Early extinguishment of convertible senior notes	—	—	(5,084)	—	—	(5,084)
Cash dividends - $0.90 per share	—	—	—	—	(205,103)	(205,103)
Stock-based compensation	—	—	69,920	—	—	69,920
Comprehensive income:
Unrealized gain on available-for- sale investments, net of $2,063 tax effect	—	—	—	(3,121)	—	(3,121)
Net income	—	—	—	—	361,341	361,341
Comprehensive income	—	—	—	—	—	358,220
Balance at June 27, 2010	224,231	224	1,331,664	1,974	(1,294,077)	39,785
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	4,509	4	66,928	—	—	66,932
Tax benefit from stock transactions	—	—	5,110	—	—	5,110
Purchase and retirement of common stock	(1,133)	(1)	(7,052)	—	(31,120)	(38,173)
Cash dividends - $0.94 per share	—	—	—	—	(217,202)	(217,202)
Stock-based compensation	—	—	69,221	—	—	69,221
Comprehensive income:
Unrealized gain (loss) on available-for-sale investments, net of $365 tax effect	—	—	—	(844)	—	(844)
Net income	—	—	—	—	580,782	580,782
Comprehensive income	—	—	—	—	—	579,938
Balance at July 3, 2011	227,607	$227	$1,465,871	$1,130	$(961,617)	$505,611
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

Basis of Presentation

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30.  Fiscal years 2010 and 2009 were 52-week years.  Fiscal year 2011 was a 53-week fiscal year, with the additional week falling in the quarter ended January 2, 2011.

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

Investments with maturities over three months at the time of purchase are classified as marketable securities. At July 3, 2011 and June 27, 2010, the Company’s marketable securities balance consisted primarily of debt securities in municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities.  The Company’s marketable securities are managed by outside professional managers within investment guidelines set by the Company.  The Company’s investment guidelines generally restrict the professional managers to high quality debt instruments with a credit rating of AAA.  Subsequent to the Company's year end, Standard and Poors lowered the United States sovereign long-term credit rating from AAA to AA+, within the Company's investment policy there is a provision that allows the Company to hold AA+ securities under certain circumstances. The Company’s investments in debt securities are classified as available-for-sale.  Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheets.  The Company classifies investments with maturities greater than twelve months as current as it considers all investments as a potential source of operating cash regardless of maturity date.  The cost of securities matured or sold is based on the specific identification method.

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

No single end customer has accounted for 10% or more of the Company’s revenues.  The Company’s primary domestic distributor, Arrow Electronics, accounted for 10% of revenues during fiscal year 2011 and 16% of accounts receivable as of July 3, 2011; 11% of revenues during fiscal year 2010 and 11% of accounts receivable as of June 27, 2010; and 12% of revenues during fiscal year 2009 and 16% of accounts receivable as of June 28, 2009.  Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products.  No other distributor or end customer accounted for 10% or more of revenues for fiscal years 2011, 2010, and 2009.  No other contract manufacturer, distributor or OEM customer accounted for 10% or more of accounts receivable as of fiscal years 2011 and 2009 year-ends. At fiscal year 2010 year-end there was one large contract manufacturer for multiple OEM customers that accounted for 10% of accounts receivable.

The Company’s assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations.  However, the Company’s foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk.  For the three years ended July 3, 2011, the Company did not utilize derivative instruments to hedge foreign currency risk or for any other purpose.  Gains and losses resulting from foreign currency fluctuations are recognized in income.

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

Property, Plant and Equipment and Other Non-Current Assets

Depreciation for property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (7-10 years for equipment and 10-30 years for buildings and building improvements).  Leasehold improvements are amortized over the shorter of the asset’s useful life or the expected term of the lease.  Depreciation expense for fiscal years 2011, 2010 and 2009 was $44.5 million, $39.7 million and $41.8 million, respectively.

Other non-current assets principally relate to technology agreements totaling $9.4 million; capitalized offering discount fees related to the Company’s Convertible Senior Notes totaling $5.4 million; and non-current deferred tax assets totaling $37.1 million.  Technology agreements are generally amortized over their contractual periods, primarily 3 to 10 years using the straight-line method of amortization.  The Company amortizes the offering discounts straight-line over the Company’s earliest redemption date of May 1, 2014.  Non-current deferred tax assets primarily relate to stock-based compensation.

The Company performs reviews of its long-lived assets for impairment whenever events or changes in circumstance indicate the carrying value may not be recoverable or that the useful life is shorter than originally estimated.

Long-lived assets by geographic area were as follows, net of accumulated depreciation:

In thousands	July 3, 2011	June 27, 2010
United States	$224,433	$188,605
Malaysia	62,399	44,610
Singapore	60,899	46,586
Total long-lived assets	$347,731	$279,801

Advertising Expense

The Company expenses advertising costs in the period in which they occur. Advertising expenses for fiscal years 2011, 2010 and 2009 were approximately $4.8 million, $3.7 million and $4.4 million, respectively.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  The Company recognized approximately 14% of net revenues in fiscal year 2011 from North American (“domestic”) distributors.  Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 3%-5% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor’s purchase price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  “Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor, however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors. These price rebates that have been remitted back to distributors have ranged from $2.4 million to $3.2 million per quarter. The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product.

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

Stock-Based Compensation

The Company has equity incentive plans, which are described more fully in “Note 2: Stock-Based Compensation.”  Stock-based compensation is measured at the grant date, based on the fair value of the award.  The majority of the Company's equity awards granted in fiscal years 2011 and 2010 have been restricted stock awards. Stock-based compensation cost for restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options as determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term and stock price volatility to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The Company amortizes restricted stock and stock option award compensation cost straight-line over the awards vesting period, which is generally 5 years.

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

Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method.  The dilutive effect of stock options for fiscal years 2011, 2010 and 2009 was 1,966,000, 1,137,000, and 66,000 shares, respectively.  The weighted average diluted common shares outstanding for fiscal years 2011, 2010 and 2009 excludes the effect of approximately 11,537,000, 16,477,000, and 26,848,000 stock options, respectively, that if included would be anti-dilutive.

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

Export sales by geographic area in fiscal years 2011, 2010 and 2009 were as follows:

In thousands	July 3, 2011	June 27, 2010	June 28, 2009
Europe	$297,147	$203,343	$166,872
Japan	215,451	172,863	122,037
Rest of the world	565,617	465,588	390,329
Total export sales	$1,078,215	$841,794	$679,238

Note 2. Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans (2005 Equity Incentive Plan and 2010 Equity Incentive Plan) under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares and Performance Units.  Under the plans, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options, Restricted Stock and Restricted Stock Units.  At July 3, 2011, 20.3 million shares were available for grant under the plans.  Stock options generally become exercisable over a five-year period (generally 10% every six months) and expire seven years after the date of the grant.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At July 3, 2011, 1.6 million shares were available for issuance under the ESPP.  During fiscal year 2011, 0.3 million shares were issued at a weighted-average price of $27.88 per share.

The following is a brief description of each of the Company’s equity incentive plans:

2010 Equity Incentive Plan.  At the 2010 Annual Meeting of Stockholders on November 3, 2010, the Company's stockholders approved a new 2010 Equity Incentive Plan that replaces the 2001 Nonstatutory Stock Option Plan. The remaining shares from the 2001 Nonstatutory Stock Option Plan were transferred into the 2010 Equity Incentive Plan and an additional 5.0 million shares were added to the 2010 Equity Incentive Plan. The plan enables the Company to issue Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performances Shares and Performance Units.  Under the 2010 Equity Incentive Plan, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.

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

As of July 3, 2011 there was approximately $136.3 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the fiscal year ended July 3, 2011, 2.4 million stock options were exercised for a gain (aggregate intrinsic value) of $20.3 million determined as of the date of option exercise.

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

The Company did not issue any stock options in fiscal year 2011. The following assumptions were used in valuing stock options for fiscal years 2010 and 2009:

	June 27, 2010	June 28, 2009
Expected lives in years	4.9	4.9
Expected volatility	27.8%	44.0%
Dividend yields	3.0%	3.3%
Risk free interest rates	2.5%	1.5%
Weighted-average grant date fair value	$5.97	$6.72

Stock Options

The following table summarizes the stock option activity and related information under all stock option plans:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Outstanding options, June 29, 2008	25,091,024	$36.65
Granted	6,499,250	22.74
Forfeited and expired	(2,414,360)	30.42
Exercised	(230,358)	24.13
Outstanding options June 28, 2009	28,945,556	$34.15
Granted	5,000	29.71
Forfeited and expired	(2,808,806)	39.21
Exercised	(705,610)	25.45
Outstanding options, June 27, 2010	25,436,140	$33.83
Granted	—	—
Forfeited and expired	(5,508,163)	45.58
Exercised	(2,384,388)	24.93
Outstanding options, July 3, 2011	17,543,589	$31.38	2.48	$79,766,882
Vested and expected to vest at July 3, 2011	17,318,868	$31.49	2.46	$77,367,601
Options vested and exercisable at:
June 28, 2009	22,361,156	37.46
June 27, 2010	20,294,210	36.64
July 3, 2011	13,774,109	33.74	1.92	$39,499,020

The following table sets forth certain information with respect to employee stock options outstanding and exercisable at July 3, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted Average Exercise Price
$22.74-$25.05	7,345,789	$23.30	3.64	3,580,309	$23.88
$25.92-$37.79	6,195,050	35.01	1.47	6,191,050	35.01
$38.50-$42.28	4,002,750	40.60	1.93	4,002,750	40.60
$22.74-$42.28	17,543,589	$31.38	2.48	13,774,109	$33.74

Restricted Awards

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at June 29, 2008	4,958,739	$34.00
Granted	1,839,769	24.29
Vested	(1,222,458)	34.29
Forfeited	(279,560)	31.82
Non-vested at June 28, 2009	5,296,490	$30.72
Granted	1,962,317	29.86
Vested	(1,519,048)	32.03
Forfeited	(130,340)	28.83
Non-vested at June 27, 2010	5,609,419	$30.10
Granted	1,595,601	32.87
Vested	(1,863,421)	31.60
Forfeited	(139,543)	29.94
Non-vested at July 3, 2011	5,202,056	$30.37

Note 3.    Fair Value

The Company has determined that the only assets and liabilities in the Company's financial statements that are required to be measured at fair value on a recurring basis are the Company's investment portfolio assets. Financial instruments are categorized in a fair value hierarchy that prioritizes the information used to develop assumptions for measuring fair value and expands disclosures about fair value measurements. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 input); then to quoted prices (in non-active markets or in active markets for similar assets or liabilities), inputs other than quoted prices that are observable for the asset or liability, and inputs that are not directly observable, but that are corroborated by observable market data for the asset or liability (Level 2 input); then the lowest priority to unobservable inputs, for example, the Company's data about the assumptions that market participants would use in pricing an asset or liability (Level 3 input). Fair value is a market-based measurement, not an entity-specific measurement, and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability.

The Company's Level 1 assets consist of investments in money-market funds and United States Treasury securities that are actively traded. The Company's Level 2 assets consist of municipal bonds, obligations of U.S. government-sponsored enterprises, corporate debt and commercial paper that are less actively traded in the market, but where quoted market prices exist for similar instruments that are actively traded. The Company determines the fair value of its Level 2 assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter. The Company had no Level 3 assets in fiscal years 2011 and 2010.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of July 3, 2011:

In thousands	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$264,701	$—	$264,701
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises and commercial paper	—	521,166	521,166
Total assets measured at fair value	$264,701	$521,166	$785,867

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 27, 2010:

In thousands	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$140,044	$—	$140,044
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises and commercial paper	—	651,728	651,728
Total assets measured at fair value	$140,044	$651,728	$791,772

Note 4.  Marketable Securities

The following is a summary of cash equivalents and marketable securities at July 3, 2011 and June 27, 2010:

	July 3, 2011
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$158,019	$285	$—	$158,304
Obligations of U.S. government-sponsored enterprises	119,542	272	—	119,814
Municipal bonds	270,203	618	(3)	270,818
Corporate debt securities and other	130,211	342	(19)	130,534
Money market funds	106,397	—	—	106,397
Total	$784,372	$1,517	$(22)	$785,867
Amounts included in:
Cash equivalents	$133,853	—	—	$133,853
Marketable securities	650,519	1,517	(22)	652,014
Total	$784,372	$1,517	$(22)	$785,867

	June 27, 2010
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$61,074	$135	$—	$61,209
Obligations of U.S. government-sponsored enterprises	106,630	532	(1)	107,161
Municipal bonds	407,068	2,387	(1)	409,454
Corporate debt securities and other	134,892	229	(8)	135,113
Money market funds	78,835	—	—	78,835
Total	$788,499	$3,283	$(10)	$791,772
Amounts included in:
Cash equivalents	$129,557	—	—	$129,557
Marketable securities	658,942	3,283	(10)	662,215
Total	$788,499	$3,283	$(10)	$791,772

(1) The Company evaluated the nature of the investments with a loss position at July 3, 2011 and June 27, 2010, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of July 3, 2011 and June 27, 2010.

The estimated fair value of investments in debt securities by effective maturity date, is as follows:

In thousands	July 3, 2011	June 27, 2010
Due in one year or less	$387,755	$393,350
Due after one year through three years	264,259	268,865
Total	$652,014	$662,215

Note 5.  Intangible Assets

The Company’s intangible assets consist of technology licenses only and are a component of other non-current assets. The Company amortizes its technology licenses over contractual periods ranging from 3 to 10 years using the straight-line method of amortization.  The weighted average remaining amortization period at July 3, 2011 is 1.7 years.  The values of intangible assets at July 3, 2011 and June 27, 2010 are as follows:

In thousands	July 3, 2011	June 27, 2010
Gross carrying amount	$56,570	$56,570
Accumulated amortization	(47,141)	(41,484)
Total intangible assets	$9,429	$15,086

Amortization expense associated with intangible assets for fiscal years 2011, 2010 and 2009 were $5.7 million, $5.7 million and $6.2 million, respectively.  Amortization expense for intangible assets is estimated to be $5.7 million in fiscal year 2012 and $3.7 million in fiscal year 2013.

Note 6. Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700.0 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering. The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million. The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes. The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes during the quarter ended January 2, 2011 using a portion of its existing cash and marketable securities balances. The Company has purchased $154.9 million (principal amount) of its 2027A notes, resulting in approximately $845.1 million (principal amount) of debt outstanding as of July 3, 2011. At July 3, 2011, no shares related to the Notes were included in the computation of diluted earnings per share.

At July 3, 2011, the conversion rate of the 2027A notes is 22.6723 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors at its July 2011 meeting will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.

The 2027A notes pay cash interest of 3.00% which is payable semiannually in arrears on May 1 and November 1. As a result of adopting the provisions of ASC 470-20-10 to 35 during the first quarter ended September 27, 2009, the Company recognizes an effective interest rate of 5.69% on the carrying value of the 2027A notes. The effective rate is based on the interest rates of similar instruments issued at the time of issuance of the Notes that do not have conversion features such as the Notes. The differences between the effective interest rates of 5.69% and the coupon rate of 3.00%, results in non-cash interest expense that will never be paid by the Company.

The carrying values of the liability and equity components of the Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

In thousands	July 3, 2011	June 27, 2010
Liability components
Principal amount of the Note	$845,088	$1,240,917
Unamortized discount of liability component	(59,356)	(81,031)
Carrying value of liability component	$785,732	$1,159,886
Equity component-net carrying value	$122,639	$122,639

Interest expense related to the Notes included in interest expense on the condensed consolidated statements of income for fiscal years 2011, 2010 and 2009 was as follows:

In thousands	July 3, 2011	June 27, 2010	June 28, 2009
Contractual coupon interest	$29,476	$41,825	$47,087
Amortization of debt discount	21,675	29,003	30,738
Amortization of debt issuance costs	2,303	3,521	3,913
Total interest expense related to the Notes	$53,454	$74,349	$81,738

Note 7.  Stockholders’ Equity

Stock Repurchase

On October 12, 2010, the Company's Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period. For the majority of restricted stock awards and units granted, the number of shares issued on the date the restricted stock awards and units vest is net of the minimum statutory tax withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. The table below includes these withheld shares because they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting. In addition, the table below includes open market repurchases.

Shares repurchased in fiscal years 2011, 2010 and 2009 are as follows:

In thousands	July 3, 2011	June 27, 2010	June 28, 2009
Number of shares of common stock repurchased	1,133	519	1,014
Total cost of repurchase	$38,173	$14,671	$29,116

Dividends

On July 26, 2011 the Company’s Board of Directors approved a cash dividend of $0.24 per share which is payable on August 31, 2011 to stockholders of record on August 19, 2011.  During fiscal year 2011, the Company paid $217.2 million in dividends representing $0.94 per share.  The payment of future dividends will be based on quarterly financial performance.

Note 8.  Retirement Plan

The Company has established a 401(k) retirement plan for its qualified U.S. employees.  Under the plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.  The Company contributes to qualified U.S. employees’ 401(k) accounts as part of the Company’s semi-annual profit sharing payouts.  Contributions made by the Company within the fiscal year to this plan were approximately $13.9 million, $5.2 million and $10.6 million in fiscal years 2011, 2010 and 2009, respectively.

Note 9.  Restructuring

During fiscal year 2009, the Company responded to lower sales levels and the then uncertain business climate by reducing its workforce by approximately 230 employees, or approximately 5% of the Company’s workforce.  The $3.9 million restructuring charge represented severance costs incurred in connection with these workforce reductions and the majority of these severance amounts were paid during the fiscal year.  There were no restructuring charges in fiscal years 2011 and 2010 and no severance costs remain unpaid at July 3, 2011.

Note 10.  Income Taxes

The components of income before income taxes for fiscal years 2011, 2010 and 2009 are as follows:

In thousands	July 3, 2011	June 27, 2010	June 28, 2009
United States operations	$527,568	$357,383	$279,742
Foreign operations	196,270	133,028	89,159
	$723,838	$490,411	$368,901

The provision for income taxes for fiscal years 2011, 2010 and 2009 consists of the following:

In thousands	July 3, 2011	June 27, 2010	June 28, 2009
United States federal:
Current	$111,642	$126,524	$68,186
Deferred	12,791	(4,309)	4,694
	124,433	122,215	72,880
State:
Current	11,343	6,227	6,049
Deferred	1,838	359	(1,303)
	13,181	6,586	4,746
Foreign:
Current	4,204	455	2,284
Deferred	1,238	(186)	(216)
	5,442	269	2,068
	$143,056	$129,070	$79,694

The provision for income taxes reconciles to the amount computed by applying the statutory U.S. Federal rate at 35% to income before income taxes for fiscal years 2011, 2010 and 2009 are as follows:

In thousands	July 3, 2011	June 27, 2010	June 28, 2009
Tax at U.S. statutory rate	$253,343	$171,644	$129,115
State income taxes, net of federal benefit	8,703	3,989	2,664
Earnings of foreign subsidiaries subject to lower rates	(50,702)	(31,925)	(20,281)
Tax-exempt interest income	(1,400)	(3,355)	(5,363)
Domestic manufacturing deduction	(14,805)	(6,930)	(10,139)
Research and development credit	(12,394)	(3,034)	(9,602)
Settlements	(44,753)	—	(6,697)
Other	5,064	(1,319)	(3)
	$143,056	$129,070	$79,694

The tax (charge) benefits attributable to equity-based compensation transaction that were applied to additional paid-in capital were $5.1 million, $(1.0) million and $(1.6) million, for fiscal 2011, 2010 and 2009, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities recorded in the balance sheet as of July 3, 2011 and June 27, 2010 are as follows:

In thousands	July 3, 2011	June 27, 2010
Deferred tax assets:
Inventory valuation	$9,186	$10,582
Deferred income on shipments to distributors	16,893	12,402
Stock-based compensation	37,250	37,810
Accrued compensation and benefits	6,930	6,510
Other	5,171	18,001
Total deferred tax assets	75,430	85,305
Deferred tax liabilities:
Depreciation and amortization	$2,172	$1,111
Unremitted earnings of subsidiaries	34,667	18,848
Convertible senior notes	72,849	86,535
Other	1,673	2,171
Total deferred tax liabilities	111,361	108,665
Net deferred tax liabilities	$(35,931)	$(23,360)

The Company has a partial tax holiday in Singapore whereby the local statutory rate is significantly reduced.  The tax holiday is effective through August 2014, if certain conditions are met.  The Company currently expects to extend this Singapore tax holiday. The Company has obtained a partial tax holiday in Malaysia, which is effective through July 2015.

The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $24.3 million ($0.10 per diluted share) in fiscal year 2011, $16.3 million ($0.07 per diluted share) in fiscal year 2010, and $10.8 million ($0.05 per diluted share) in fiscal year 2009.  The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysian subsidiaries, as it is the Company's intention to permanently invest these earnings overseas.  Should these earnings be remitted to the U.S. parent, additional U.S. taxable income would be approximately $504.0 million.

At July 3, 2011, the Company had $32.6 million of unrecognized tax benefits, of which $14.0 million if recognized, would favorably impact the effective income tax rate in future periods.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Income tax expense for fiscal year 2011 includes accrued interest on unrecognized tax benefits totaling $1.0 million.  At July 3, 2011, the total amount of interest on unrecognized tax benefits is $2.8 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	Unrecognized Tax Benefits
Balance at June 28, 2009	$54,442
Net additions	4,134
Settlements	—
Balance at June 27, 2010	$58,576
Net additions for current year tax positions	9,173
Settlements	(24,720)
Lapse in statute of limitations	$(10,424)
Balance at July 3, 2011	$32,605

During the fourth quarter of fiscal year 2011 the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) reached an agreement to close all remaining matters pertaining to fiscal years 2002 through 2006. Accordingly, the Company released all remaining liabilities for uncertain tax positions pertaining to fiscal year 2002 through 2006 and recognized a discrete tax benefit totaling $29.7 million primarily due to the reversal of conservatively estimated liabilities for uncertain tax positions.

In addition to the discrete tax benefit recognized in the Company's fourth quarter noted above, the Company recognized an additional $19.0 million in net discrete tax benefits during the second and third quarters of fiscal 2011. These discrete tax benefits related primarily to the release of estimated liabilities for uncertain tax positions due to a settlement between the Company and IRS Appeals for certain disputed refund claims for export tax benefits the Company claimed as its extraterritorial income (“ETI”) exclusion under the Internal Revenue Code for fiscal years 2002 through 2006. In addition, the Company recognized discrete tax benefits for the reversal of estimated liabilities for uncertain tax positions for years that are no longer subject to audit and for the reinstatement of the R&D tax credit.

The Company files U.S. federal, U.S. state, and non-U.S. tax returns.  The following major tax jurisdictions are no longer subject to examination:   U.S. federal prior to fiscal year 2008 and California prior to fiscal year 2007.

Note 11. Commitments and Contingencies

Contractual Obligations

The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period.  In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities.

At July 3, 2011, future minimum lease payments under non-cancelable operating leases and land leases having an initial term in excess of one year were as follows: fiscal year 2012: $2.5 million; fiscal year 2013: $1.9 million; fiscal year 2014: $1.2 million; fiscal year 2015: $0.6 million, fiscal year 2016: $0.4 million and thereafter: $1.4 million.

Total rent expense was $4.0 million, $3.9 million, and $3.8 million in fiscal years 2011, 2010 and 2009, respectively.

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

Certain current and former directors and officers of the Company have been named as defendants in two consolidated shareholder derivative actions filed in the United States District Court for the Northern District of California and captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “Federal Action”), in three consolidated shareholder derivative actions filed in the Superior Court for Santa Clara County, California, also captioned In re Linear Technology Corporation Shareholder Derivative Litigation (the “California State Action”), and in a shareholder derivative action filed in the Delaware Court of Chancery, captioned Weiss v. Swanson, et al. (the “Delaware Action”). The Company has been named in each of these actions as a nominal defendant against which no recovery is sought.

In the Federal Action, the plaintiffs alleged that the individual defendants breached their fiduciary duties by allegedly backdating stock option grants between 1995 and 2002, and asserted derivative claims against them based on alleged violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 thereunder. On December 7, 2006, the Court granted Linear's motion to dismiss the complaint for failure to make a pre-suit demand or to demonstrate that a demand would have been futile. The plaintiffs filed an amended complaint on January 5, 2007 asserting derivative claims against the individual defendants for alleged violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, and Rules 10b-5 and 14a-9. Pursuant to a stipulation among the parties to the Federal Action, on February 14, 2007, the District Court stayed the Federal Action.

In the California State Action, plaintiffs initially asserted claims against the individual defendants for breaching their, and aiding and abetting breaches of others', fiduciary duty in connection with the alleged backdating of stock option grants between 1995 and 2002. The plaintiffs also alleged that certain defendants were unjustly enriched, that defendants wasted corporate assets, and that the officers violated California insider trading laws. The plaintiffs sought unspecified money damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over option contracts, and attorneys' fees and costs. On July 13, 2007, the Court sustained the Company's demurrer, and granted plaintiffs leave to amend the complaint. The Court did not address the individual defendants' demurrer.

On August 13, 2007, the plaintiffs in the California State Action filed an amended complaint, asserting claims against the individual defendants for breaching, and aiding and abetting breaches of fiduciary duty in connection with the grant of allegedly “spring-loaded” and “bullet-dodged” stock options between 1995 and 2005. The amended complaint also alleged that individual defendants were unjustly enriched, and violated California insider trading laws, and that the director defendants wasted corporate assets. Plaintiffs seek unspecified damages, disgorgement of profits and benefits, restitution, rescission of option contracts, imposition of a constructive trust over executory option contracts, and attorneys' fees and costs. On September 12, 2007, the Company and the individual defendants filed demurrers to the amended complaint. Before the demurrers were fully briefed, the parties stipulated to stay the California State Action pending the resolution of the motion to dismiss the complaint in the Delaware Action. The Delaware Court of Chancery denied that motion on March 7, 2008.

On May 5, 2008, the individual defendants moved to stay the California State Action; Linear joined in that motion. That same day, plaintiffs moved to coordinate discovery in the California State Action and the Delaware Action. The individual defendants opposed that motion and Linear joined in their opposition. In a June 18, 2008 order, the Court granted the motion to stay the California State Action, and rejected, in part, the plaintiffs' request to coordinate discovery. The Court ordered the defendants to supply the plaintiffs in the California State Action with copies of documents produced and transcripts of depositions conducted in the Delaware Action. Subsequently, on December 31, 2009, the plaintiffs filed a motion to lift the stay in the California State Action. On January 25, 2010, the individual defendants filed their opposition to this motion. On February 8, 2010, the Court issued an order denying the plaintiffs' motion to lift the stay in the California State Action.

In the Delaware Action, filed on March 23, 2007, the plaintiff alleges that the defendant directors breached their fiduciary duty by granting “spring-loaded” and “bullet-dodged” stock options to certain officers and directors between 1996 and 2005. The plaintiff also asserts claims for unjust enrichment against defendants who received the option grants. The plaintiff seeks unspecified money damages, disgorgement of profits and benefits, restitution, rescission of certain defendants' option contracts, imposition of a constructive trust over the option contracts, and attorneys' fees and costs. The defendants moved to dismiss the Delaware Action on May 25, 2007. Rather than respond, the plaintiff filed his first amended complaint on August 10, 2007, making substantially the same allegations as those in the original complaint. On September 19, 2007, the Company and the individual defendants filed a Motion to Dismiss the first amended complaint on the grounds that the plaintiff had failed to make a pre-suit demand on the Board or to plead facts demonstrating that such a demand would have been futile, and that the first amended complaint failed to state a claim against each of the individual defendants. On March 7, 2008, the Court denied the motion. Linear answered the first amended complaint on April 7, 2008.

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

On June 10, 2010, the officer and director defendants filed motions for summary judgment. On August 6, 2010, and thereafter on August 25, 2010, the parties in the Delaware Action stipulated to an extension of time to file opposition and reply briefs, and related pleadings. On September 23, 2010, the parties to the Delaware Action filed a stipulation and proposed order advising the Delaware Court of Chancery that they had executed a Memorandum of Understanding providing for settlement of the Delaware Action. The Court of Chancery granted the stipulation and entered the order that same day. The stipulation notes that the Memorandum of Understanding contemplates a stay of the Delaware Action and that the parties anticipate filing a Stipulation of Settlement along with a proposed Scheduling Order that would set a settlement approval hearing and a briefing schedule for the Court of Chancery's consideration of the settlement. The Court of Chancery stayed all proceedings in the Delaware Action, other than proceedings related to the review and approval of the anticipated Stipulation of Settlement.

The Stipulation of Settlement was filed with the Court of Chancery on January 27, 2011. After a hearing held on April 28, 2011, the Delaware Court of Chancery granted final approval to the settlement of the Delaware Action. Pursuant to the settlement, the Company received 4.0 million from the individual defendants' insurer net of the plaintiff's attorneys' fees, and two of the individual defendants agreed to reprice certain stock options, for an aggregate $500,000 increase in the exercise price payable upon exercise by these individuals.  The Company agreed to implement certain corporate governance enhancements.  The individual defendants vigorously denied any wrongdoing and agreed to the settlement to avoid the costs and distraction of further litigation. The plaintiff's attorneys, who filed the Delaware Action on the Company's behalf, received $1.475 million in attorney's fees and costs from the settlement amount, as determined by the Court.

On June 2, 2011, the parties to the California State Action stipulated to the voluntary dismissal of the California State Action and to each party bearing its own attorneys' fees and costs. On June 3, 2011, the Court approved the stipulation and dismissed with prejudice the California State Action.

Similarly, on June 2, 2011, the parties to the Federal Action stipulated to the voluntary dismissal of the Federal Action and to each party bearing its own attorneys' fees and costs. On June 3, 2011, the Court approved the stipulation and dismissed with prejudice the Federal Action.

Note 12. Quarterly Information (Unaudited)

In thousands, except per share amounts	July 3, 2011	April 3, 2011	January 2, 2011	September 26, 2010
Quarter Ended Fiscal Year 2011
Revenues	$358,557	$353,192	$383,621	$388,592
Gross profit	279,546	274,092	301,018	304,861
Net income	158,232	141,557	143,743	137,250
Basic earnings per share	0.68	0.61	0.62	0.60
Diluted earnings per share	0.68	0.61	0.62	0.59
Cash dividends per share	0.24	0.24	0.23	0.23
Stock price range per share:
High	35.26	36.13	34.93	32.80
Low	31.25	31.69	29.92	27.81

In thousands, except per share amounts	June 27, 2010	March 28, 2010	December 27, 2009	September 27, 2009
Quarter Ended Fiscal Year 2010
Revenues	$366,165	$311,324	$256,364	$236,135
Gross profit	287,071	242,523	194,743	176,552
Net income	124,506	100,612	75,536	60,687
Basic earnings per share	0.54	0.44	0.33	0.27
Diluted earnings per share	0.54	0.44	0.33	0.27
Cash dividends per share	0.23	0.23	0.22	0.22
Stock price range per share:
High	31.37	30.96	30.77	28.05
Low	26.61	26.10	25.88	22.55

The stock activity in the above table is based on the high and low closing prices. These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.  The Company's common stock is traded on the NASDAQ Global Market under the symbol LLTC.

At July 3, 2011 there were approximately 1,719 stockholders of record.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of July 3, 2011 and June 27, 2010, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended July 3, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation as of July 3, 2011 and June 27, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended July 3, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Linear Technology Corporation's internal control over financial reporting as of July 3, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
August 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Linear Technology Corporation

We have audited Linear Technology Corporation's internal control over financial reporting as of July 3, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Linear Technology Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Linear Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 3, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Linear Technology Corporation as of July 3, 2011 and June 27, 2010, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended July 3, 2011 of Linear Technology Corporation and our report dated August 24, 2011 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

San Jose, California
August 24, 2011

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company's management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of July 3, 2011. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended July 3, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Linear Technology is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of July 3, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment management has concluded that, as of July 3, 2011, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of July 3, 2011 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for the Company’s directors is incorporated herein by reference to the 2011 Proxy Statement, under the caption  “Proposal One - Election of Directors,” and for the executive officers of the Company, the information is included in Part I hereof under the caption  “Executive Officers of the Registrant.”  The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2011 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference to the 2011 Proxy Statement, under the section titled  “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the 2011 Proxy Statement, under the section titled “Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the 2011 Proxy Statement, under the section titled “Fees Paid To Ernst & Young.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Consolidated Statements of Income for each of the three years in the period ended July 3, 2011
Consolidated Balance Sheets as of July 3, 2011 and June 27, 2010
Consolidated Statements of Cash Flows for each of the three years in the period ended July 3, 2011
Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended
July 3, 2011
Reports of Independent Registered Public Accounting Firm

2.	Schedules

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
June 28, 2009	$1,752	$38	$—	$1,790
June 27, 2010	$1,790	$291	$38	$2,043
July 3, 2011	$2,043	$—	$—	$2,043

Schedules other than the schedule listed above have been omitted since they are either not required or the information is included elsewhere.

3.	Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(c)	Exhibit Index

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

3.1	Certificate of Incorporation of Registrant. (6)

3.4	Amended and Restated Bylaws of Registrant. (10)

4.1	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.00% Convertible Senior Notes due May 1, 2027. (13)

4.2	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.125% Convertible Senior Notes Due May 1, 2027. (13)

10.36	Form of Indemnification Agreement. (6)

10.45	Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(2)

10.46	Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (3)

10.47	1996 Incentive Stock Option Plan and form of Nonstatutory Stock Option Agreement.(*) (4)

10.48	2009 Executive Bonus Plan, as amended July 20, 2010. (*) (5)

10.49	2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement. (*)(8)

10.5	Second Amended and Restated Employment Agreement between Registrant and Robert H. Swanson, Jr. dated November 5, 2008. (*) (11)

10.51	Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (7)

10.52	Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin. (*) (7)

10.53	2005 Equity Incentive Plan, form of Stock Option Agreement, form of Restricted Stock Agreement, and form of Restricted Stock Unit Agreement. (*) (12)

10.54	2005 Employee Stock Purchase Plan and enrollment form. (*) (9)

10.55	Registration Rights Agreement dated April 24, 2007 for 3.00% Convertible Senior Notes Due May 1, 2027. (13)

10.56	Registration Rights Agreement dated April 24, 2007 for 3.125% Convertible Senior Notes Due May 1, 2027. (13)

10.57	Employment Agreement dated August 11, 2009 between the Registrant and Lothar Maier. (*) (1)

10.58	2010 Equity Incentive Plan. (14)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Lothar Maier and Paul Coghlan Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
) The item listed is a compensatory plan of the Company.

(1)	Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2009.
(2)Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 1993.
(3)Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant's Annual Report on Form 10-K for the fiscal year ended July 3, 1994.
(4)Incorporated by reference to Exhibits 4.1 and 4.2 of the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 30, 1999.
(5)Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 2010.
(6)Incorporated by reference to identically numbered exhibit filed in response Item14(a)(3) “Exhibits” of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 1, 2001.
(7)Incorporated by reference to identically numbered exhibit filed in response to Item 6 “ Exhibits and Reports on Form 8-K” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(8)Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) “Exhibits” of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.
(9)Incorporated by reference to the Registrant’s Statement on Form S-8 filed with the Securities and Exchange Commission on

September 30, 2005.
(10)Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2006.
(11)Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2008.
(12)Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.
(13)Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007.
(14)Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed on September 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAR TECHNOLOGY CORPORATION
(Registrant)

By: /s/ Lothar Maier
Lothar Maier
Chief Executive Officer
August 24, 2011

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

/s/ Lothar Maier	/s/ Paul Coghlan
Lothar Maier	Paul Coghlan
Chief Executive Officer (Principal	Vice President of Finance and Chief
Executive Officer)	Financial Officer (Principal Financial
August 24, 2011	Officer and Principal Accounting Officer)
August 24, 2011

/s/ Robert H. Swanson, Jr.	/s/ Thomas S. Volpe
Robert H. Swanson, Jr.	Thomas S. Volpe
Executive Chairman of the Board	Director
August 24, 2011	August 24, 2011

/s/ David S. Lee	/s/ Richard M. Moley
David S. Lee	Richard M. Moley
Director	Director
August 24, 2011	August 24, 2011

/s/ Arthur Agnos	/s/ John Gordon
Arthur C. Agnos	John J. Gordon
Director	Director
August 24, 2011	August 24, 2011