Form 10-Q
period 2011-10-07
LINEAR TECHNOLOGY CORP /CA/
filed 2011-11-03
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at October 28, 2011
Common Stock, $0.001 par value per share	227,766,514 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE MONTHS ENDED OCTOBER 2, 2011

Item 1.        Financial Statements
LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	October 2, 2011	September 26, 2010
Revenues	$329,920	$388,592
Cost of sales (1)	79,793	83,731
Gross profit	250,127	304,861
Expenses:
Research and development (1)	54,889	56,202
Selling, general and administrative (1)	37,672	44,082
Total operating expenses	92,561	100,284
Operating income	157,566	204,577
Interest expense(2)	(11,803)	(17,183)
Interest and other income	1,221	1,916
Income before income taxes	146,984	189,310
Provision for income taxes	38,583	52,060
Net income	$108,401	$137,250
Basic earnings per share	$0.47	$0.60
Shares used in the calculation of basic earnings per share	231,863	229,367
Diluted earnings per share	$0.47	$0.59
Shares used in the calculation of diluted earnings per share	232,985	231,073
Cash dividends per share	$0.24	$0.23

Includes the following charges:
(1)Stock-based compensation
Cost of sales	$1,904	$2,183
Research and development	8,887	9,767
Selling, general and administrative	4,586	5,241
(2)Amortization of debt discount (non- cash interest expense)	4,862	6,766

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	October 2, 2011	July 3, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$163,414	$270,523
Marketable securities	804,258	652,014
Accounts receivable, net of allowance for doubtful accounts of $2,041 ($2,043 at July 3, 2011)	161,920	169,637
Inventories:
Raw materials	11,048	9,224
Work-in-process	47,101	45,659
Finished goods	16,452	17,312
Total inventories	74,601	72,195
Deferred tax assets	36,657	38,331
Prepaid expenses and other current assets	27,563	43,590
Total current assets	1,268,413	1,246,290
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	216,401	207,045
Manufacturing and test equipment	642,238	633,066
Office furniture and equipment	3,722	3,652
	891,198	872,600
Accumulated depreciation and amortization	(550,782)	(539,631)
Net Property, plant and equipment	340,416	332,969
Other noncurrent assets	50,512	51,907
Total assets	$1,659,341	$1,631,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,429	$11,606
Accrued payroll and related benefits	58,130	89,997
Deferred income on shipments to distributors	42,171	47,587
Income taxes payable	28,065	5,255
Other accrued liabilities	32,211	28,361
Total current liabilities	169,006	182,806
Deferred tax liabilities	110,901	110,124
Convertible senior notes	790,593	785,732
Other long-term liabilities	45,642	46,893
Total liabilities	1,116,142	1,125,555
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 227,159 shares issued and outstanding at October 2, 2011 (227,607 shares at July 3, 2011)	227	227
Additional paid-in capital	1,474,991	1,465,871
Accumulated other comprehensive income, net of tax	511	1,130
Accumulated deficit	(932,530)	(961,617)
Total stockholders’ equity	543,199	505,611
Total liabilities and stockholders’ equity	$1,659,341	$1,631,166
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	October 2, 2011	September 26, 2010
Cash flow from operating activities:
Net income	$108,401	$137,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,340	11,502
Tax (deficit) benefit received on the exercise of stock-based awards	(485)	639
Stock-based compensation	15,377	17,191
Amortization of convertible senior notes discount	4,862	6,766
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	7,717	(29,049)
Increase in inventories	(2,406)	(4,316)
Decrease in prepaid expenses, other current assets and deferred tax assets	17,254	3,134
(Increase) decrease in long-term assets	(19)	869
(Decrease) increase in accounts payable, accrued payroll, other accrued liabilities and long-term liabilities	(32,446)	1,138
Decrease in deferred income on shipments to distributors	(5,416)	(1,886)
Increase in income taxes payable	23,681	36,337
Cash provided by operating activities	149,860	179,575
Cash flow from investing activities:
Purchases of marketable securities	(272,318)	(134,270)
Proceeds from sales and maturities of available-for-sale securities	119,808	243,274
Purchases of property, plant and equipment	(19,374)	(38,795)
Cash (used in) provided by investing activities	(171,884)	70,209
Cash flow from financing activities:
Issuance of common stock under employee stock plans	1,128	11,863
Purchases of common stock	(30,717)	(5,523)
Payments of cash dividends	(55,496)	(52,826)
Cash used in financing activities	(85,085)	(46,486)
(Decrease) increase in cash and cash equivalents	(107,109)	203,298
Cash and cash equivalents, beginning of period	270,523	295,854
Cash and cash equivalents, end of period	$163,414	$499,152

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature.  The results for the three month period ended October 2, 2011 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 3, 2011 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at July 3, 2011 has been derived from audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the first quarter of fiscal year 2012, the Company recognized approximately 15% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At October 2, 2011, the Company had approximately $52.7 million of deferred revenue and $10.5 million of deferred cost of sales recognized as $42.2 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $2.4 million to $3.2 million per quarter.

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

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30.  Fiscal year 2012 is a 52-week year.  Fiscal year 2011 was a 53-week fiscal year, with the additional week falling in the quarter ended January 2, 2011.

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

	Three Months Ended
In thousands, except per share amounts	October 2, 2011	September 26, 2010
Numerator - net income	$108,401	$137,250
Denominator for basic earnings per share- weighted average shares	231,863	229,367
Effect of dilutive securities – employee stock options	1,122	1,706
Denominator for diluted earnings per share	232,985	231,073
Basic earnings per share	$0.47	$0.60
Diluted earnings per share	$0.47	$0.59

The weighted average diluted common shares outstanding for the quarter ended October 2, 2011 excludes the effect of 9.4 million stock options, that if included would be anti-dilutive.

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of October 2, 2011:

In thousands Description	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$183,332	$—	$183,332
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	—	671,205	671,205
Total assets measured at fair value	$183,332	$671,205	$854,537

5.    Marketable Securities

The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AAA.  The following is a summary of cash equivalents and marketable securities at October 2, 2011 and July 3, 2011:

	October 2, 2011
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$155,973	$287	$(2)	$156,258
Obligations of U.S. government-sponsored enterprises	155,534	230	(38)	155,726
Municipal bonds	372,943	840	(175)	373,608
Corporate debt securities and other	141,784	97	(10)	141,871
Money market funds	27,074	—	—	27,074
Total	$853,308	$1,454	$(225)	$854,537
Amounts included in:
Cash equivalents	$50,279	$—	$—	$50,279
Marketable securities	803,029	1,454	(225)	804,258
Total	$853,308	$1,454	$(225)	$854,537

	July 3, 2011
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$158,019	$285	$—	$158,304
Obligations of U.S. government-sponsored enterprises	119,542	272	—	119,814
Municipal bonds	270,203	618	(3)	270,818
Corporate debt securities and other	130,211	342	(19)	130,534
Money market funds	106,397	—	—	106,397
Total	$784,372	$1,517	$(22)	$785,867
Amounts included in:
Cash equivalents	$133,853	$—	$—	$133,853
Marketable securities	650,519	1,517	(22)	652,014
Total	$784,372	$1,517	$(22)	$785,867

(1) The Company evaluated the nature of the investments with a loss position at October 2, 2011 and July 3, 2011, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of October 2, 2011 and July 3, 2011.

The estimated fair value of debt investments in marketable securities by effective maturity date, is as follows:

In thousands	October 2, 2011	July 3, 2011
Due in one year or less	$477,838	$387,755
Due after one year through three years	326,420	264,259
Total	$804,258	$652,014

6.    Stock-based Compensation

Equity Incentive Plans

 At October 2, 2011, 19.9 million shares were available for grant under the Company’s equity incentive plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options also generally become exercisable over a five-year period (generally 10% every six months) based upon continued employment.  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At October 2, 2011, 1.6 million shares were available for issuance under the ESPP.

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

As of October 2, 2011, there was approximately $146.3 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the quarter ended October 2, 2011, options for approximately 0.1 million shares were exercised for a gain to the optionee (aggregate intrinsic value) of $0.2 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

	Stock Options Outstanding	Weighted- Average Exercise Price
Outstanding options, July 3, 2011	17,543,589	$31.38
Granted	—	—
Forfeited and expired	(379,500)	37.75
Exercised	(51,690)	24.05
Outstanding options, October 2, 2011	17,112,399	$31.26

Options vested and exercisable at:
October 2, 2011	13,970,999	$33.18

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at July 3, 2011	5,202,056	$30.37
Granted	884,340	29.62
Vested	(571,052)	31.87
Forfeited	(19,211)	30.75
Nonvested at October 2, 2011	5,496,133	$30.08

7.    Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended
In thousands	October 2, 2011	September 26, 2010
Net income	$108,401	$137,250
Changes in unrealized gains on available-for-sale securities	(619)	(85)
Total comprehensive income	$107,782	$137,165

8.    Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700.0 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances.  Through the first quarter of fiscal year 2012 the Company has repurchased $154.9 million (principal amount) of its 2027A notes, resulting in approximately $845.1 million (principal amount) of debt outstanding as of October 2, 2011.  At October 2, 2011, no shares related to the Notes were included in the computation of diluted earnings per share.

At October 2, 2011, the conversion rate of the 2027A notes was 22.6723 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in October 2011 will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.

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

The carrying values of the liability and equity components of the Notes are reflected in the Company’s consolidated balance sheets as follows:

In thousands	October 2, 2011	September 26, 2010
Liability components
Principal amount of the Notes	$845,088	$1,240,917
Unamortized discount of liability component	(54,495)	(74,265)
Carrying value of liability component	$790,593	$1,166,652

Equity component-net carrying value	$122,639	$122,639

Interest expense related to the Notes included in interest expense on the consolidated statements of income was recognized as follows:

	Three Months Ended
In thousands	October 2, 2011	September 26, 2010
Contractual coupon interest	$6,338	$9,431
Amortization of debt discount	4,862	6,766
Amortization of debt issuance costs	475	778
Total interest expense related to the Notes	$11,675	$16,975

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

10.    Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of October 2, 2011, the Company's other long-term liabilities account includes $36.0 million of unrecognized tax benefits which, if the Company's positions on these tax matters are upheld, would favorably impact its effective income tax rate in future periods.  The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $3.1 million accrued for interest at October 2, 2011.

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

Quarterly revenues of $329.9 million for the first quarter of fiscal year 2012 decreased $28.6 million or 8% from the previous quarter's revenue of $358.6 million and decreased $58.7 million or 15% from $388.6 million reported in the first quarter of fiscal year 2011. Net income of $108.4 million decreased $49.8 million or 32% from the fourth quarter of fiscal year 2011 and decreased $28.8 million or 21% from the first quarter of fiscal year 2011. Net income for the fourth quarter of fiscal year 2011 benefited from a lower tax rate of 9.5% compared to the first quarter of fiscal year 2012 rate of 26.25%. Diluted earnings per share of $0.47 per share in the first quarter of fiscal year 2012 decreased $0.21 per share or 31% from the fourth quarter of fiscal year 2011, of which $0.11 or 16% was due to the lower tax rate in the prior period, and declined $0.12 per share or 20% from the first quarter of fiscal year 2011.
Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the three months ended October 2, 2011, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

Results of Operations

The table below summarizes the income statement items for the three months ended October 2, 2011 and September 26, 2010 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended October 2, 2011 to the corresponding period from the prior fiscal year:

	Three Months Ended
	October 2, 2011	September 26, 2010	Increase/ (Decrease)
Revenues	100.0%	100.0%	(15)%
Cost of sales	24.2	21.5	(5)
Gross profit	75.8	78.5	(18)
Expenses:
Research and development	16.6	14.5	(2)
Selling, general and administrative	11.4	11.3	(15)
	28.0	25.8	(8)
Operating income	47.8	52.7	(23)
Interest expense	(3.6)	(4.4)	(31)
Interest and other income	0.4	0.4	(36)
Income before income taxes	44.6%	48.7%	(22)
Tax rate	26.25%	27.5%

In each of the last three years, changes in the global macroeconomic climate have had a significant impact on the Company's revenues. In fiscal year 2010 the Company's first quarter results were adversely affected by the worldwide recession attributed to global credit availability issues. The next fiscal year, the snapback from the recession caused revenues to increase rapidly resulting in extended lead times which caused customers to over order so that they would have adequate safety stock inventory. In the first quarter of fiscal year 2012, there are once again negative global macroeconomic concerns due to European sovereign debt issues and similar debt and unemployment issues in the United States which are dampening economic growth. All of the above have contributed to unusually large swings in quarterly revenues over the past three years.

Revenue for the quarter ended October 2, 2011 was $329.9 million, a decrease of $58.7 million or 15% from revenue of $388.6 million for the same quarter of the previous fiscal year.  The decrease in revenue was due to a declining global macroeconomic environment compared to the previous fiscal year and due to lower computer tablet sales.  During the third and fourth quarters of fiscal year 2011 the Company saw a slow down in orders as global economic sluggishness appeared to affect the ordering patterns of our customers. In response to this sluggishness, customers lowered their inventory balances. During the first quarter of fiscal year 2012, orders from the Company's industrial, communications, consumer and military/space end-markets continued to weaken because of further inventory tightening and some lower end-demand. However, orders from the Company's automotive end-market grew and orders from the Company's computer end-market were flat.

Revenue for the quarter ended October 2, 2011 decreased due to a decrease in the number of units shipped offset by an increase in the average selling price (“ASP”).  The number of units shipped decreased by approximately 22% from 232.3 million units in the first quarter of fiscal year 2011 to 181.4 million units in the first quarter of fiscal year 2012.  The ASP of $1.78 per unit in the first quarter of fiscal year 2012 was higher than the ASP of $1.65 per unit in the first quarter of fiscal year 2011 primarily due to first quarter of fiscal year 2012 having a smaller percentage of computer tablet business and a higher percentage of industrial business with higher ASP's. In addition, ASP was favorably impacted by more automotive business as a percent of sales. Parts in the industrial and automotive end-markets tend to have higher ASP's than the computer tablet and consumer end-markets.

Geographically, revenues for the quarter ended October 2, 2011 decreased in each major geographical region except for Japan, compared to the same quarter of the previous fiscal year. International revenues for the quarter ended October 2, 2011 were $235.7 million or 71% of revenues, a decrease of $50.2 million as compared to international revenues of $285.9 million or 74% of revenues for the same period in the previous fiscal year.  Revenues for the quarter ended October 2, 2011 for Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $116.6 million or 35% of revenues, while sales to Europe and Japan were $64.8 million or 20% of revenues and $54.2 million or 16% of revenues, respectively.  Domestic revenues were $94.2 million or 29% of revenues in the first quarter of fiscal year 2012, a decrease of $8.5 million from $102.7 million or 26% of revenues in the same period of fiscal year 2011.

Gross profit of $250.1 million for the quarter ended October 2, 2011 decreased $54.7 million or 18% from gross profit of $304.9 million in the first quarter of fiscal year 2011.  Gross profit as a percentage of revenues decreased to 75.8% in the first quarter of fiscal year 2012 as compared to 78.5% for the same period in the previous fiscal year. The decrease was primarily due to spreading fixed costs over a lower sales base. In addition, in fiscal year 2012 there were some factory inefficiencies resulting from temporary plant shutdowns in response to lower sales. Lastly, certain factory expenses were higher due to depreciation and raw material costs, primarily gold. In the prior fiscal year the Company invested heavily in its capital equipment to increase its capacity to catch-up with the post recession demand mentioned above. Accordingly, this investment in capital equipment caused depreciation expense to increase in the current fiscal year.

Research and development (“R&D”) expense for the quarter ended October 2, 2011 was $54.9 million, a decrease of $1.3 million or 2% from R&D expense of $56.2 million for the same period in the previous fiscal year.  The decrease in R&D expense was primarily due to a $2.7 million decrease in employee profit sharing and a $0.8 million decrease in stock-based compensation costs. Offsetting these decreases were a $1.6 million increase in compensation costs due to increased headcount and an increase in merit compensation related to annual reviews, and a $0.6 million increase in other R&D expenses.

Selling, general and administrative expense (“SG&A”) for the quarter ended October 2, 2011 was $37.7 million, a decrease of $6.4 million or 15% from SG&A expense of $44.1 million for the same period in the previous fiscal year.  The decrease in SG&A expenses was primarily due to a $6.1 million decrease in legal expense due to the prior year quarter having a one-time legal charge of $5.3 million. In addition, SG&A expense decreased due to a $1.9 million decrease in employee profit sharing and a $0.7 million decrease in stock-based compensation costs. Offsetting these decreases was a $1.3 million increase in compensation costs due to increased headcount and an increase in merit compensation related to annual reviews. In addition, other SG&A expenses increased $1.0 million.

Interest expense for the quarter ended October 2, 2011 was $11.8 million, a decrease of $5.4 million from the corresponding period of fiscal year 2011.  The decrease in interest expense was primarily due to the cash redemption of $395.8 million (the remaining principal amount) of the 2027B notes on November 1, 2010.

Interest and other income for the quarter ended October 2, 2011 was $1.2 million, a decrease of $0.7 million from the corresponding period of fiscal year 2011.  Interest income decreased due to a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balances and due to lower cash, cash equivalent and marketable securities balances as a result of the cash redemption of $395.8 million (principal amount) of the 2027B notes on November 1, 2010.
.

The Company's tax rate for the first quarter of fiscal year 2012 was 26.25% as compared to 27.5% in the same quarter of fiscal year 2011.  The decrease in the effective income tax rate from the prior year period was primarily due to lower state income taxes and the reinstatement of the Research and Development (“R&D”) tax credit during the Company's second quarter of fiscal year 2011. The R&D tax credit is set to expire once again at December 31, 2011. Accordingly, the effective income tax rate for the current fiscal year includes the benefit of the R&D tax credit for half the fiscal year through December 31, 2011, whereas the prior year quarter included no R&D tax benefit. State income taxes are lower primarily due to lower income apportioned to the state of California in accordance with new state tax legislation.
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

The Company's revenues declined 8% in the first fiscal quarter of fiscal year 2012 compared to the preceding fourth quarter of fiscal 2011. At the end of the fourth quarter of fiscal year 2011 and in the beginning of the first quarter of fiscal year 2012, the Company saw a slowdown in orders due to global economic sluggishness. This sluggishness affected the ordering patterns of the Company's customers as they continued to work down their inventory balances of the Company's products and therefore reduced or delayed new orders. At the beginning of the first quarter the Company expected that this would be a temporary slowdown and that orders would pick up in the latter half of the first quarter as inventories and orders were balanced against end customer demand. This did occur in a few of the Company's end-markets, notably the automotive end-market. However, business in the Company's industrial and communications end-markets continued to soften through the quarter as it appears that end-demand has weakened. Consequently, the Company expects many of its customers, particularly in the industrial and communications end-markets to have year-end shutdowns and thereby delay new orders for inventory procurement into the new calendar year. Accordingly, the Company expects another difficult quarter of declining revenues and earnings, with revenues down 9%-13% sequentially in the second quarter. During these difficult business cycles, the Company will take measures to curtail spending and limit the impact of lower revenues on profitability. The Company expects operating income as a percentage of sales to be in the mid to low-forty percent range depending on sales in the second quarter. As it has demonstrated in the past, the Company expects to maintain its industry leading operating margin as a percentage of sales during these periods of economic uncertainty at these levels.

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

Liquidity and Capital Resources

At October 2, 2011, the Company’s cash, cash equivalents and marketable securities balances were $967.7 million in aggregate, representing an increase of $45.1 million over the July 3, 2011 balances of $922.5 million. The increase was primarily due to positive cash flows from operations of $149.9 million which was offset by $30.7 million to purchase common stock, of which $25.2 million was used to purchase 884,600 shares of the Company's common stock in the open market and $5.5 million was used to purchase shares to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards; $19.4 million for capital additions; and $55.5 million for the payment of cash dividends, representing $0.24 per share for the first quarter of fiscal year 2012.  Working capital at October 2, 2011 was $1,099.4 million.

Accounts receivable totaled $161.9 million at the end of the first quarter of fiscal year 2012, a decrease of $7.7 million from the July 3, 2011 balance of $169.6 million.  The decrease is primarily due to lower shipments in the first quarter of fiscal year 2012 as compared to the fourth quarter of fiscal year 2011.  Inventory totaled $74.6 million at the end of the first quarter of fiscal year 2012, an increase of $2.4 million over the fourth quarter of fiscal year 2011.  The increase in inventory was primarily in work in process and raw materials.

Net property, plant and equipment increased $7.5 million over the fourth quarter of fiscal year 2011 due to fixed assets additions of $19.4 million offset by $11.9 million in depreciation expense.  The additions were for equipment in all of the Company’s facilities to increase capacity.

Accrued payroll and related benefits decreased $31.9 million from the fourth quarter of fiscal year 2011 primarily due to the payment of employee profit sharing.  The Company accrues for profit sharing on a quarterly basis, but distributes payouts to employees on a semi-annual basis during the first and third quarters of each fiscal year.  Income taxes payable totaled $28.1 million at the end of the first quarter of fiscal year 2012, an increase of $22.8 million from the fourth quarter of fiscal year 2011 primarily due to the quarterly tax provision and no significant quarterly tax payments during the quarter.

In October 2011, the Company’s Board of Directors declared a cash dividend of $0.24 per share.  The dividend will be paid on November 30, 2011 to stockholders of record on November 18, 2011.  The payments of future dividends will be based on the Company’s financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future.

Off Balance-Sheet Arrangements

As of October 2, 2011, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of its 3.0% Convertible Senior Notes due May 1, 2027.  Through the first quarter of fiscal year 2012, the Company has retired $154.9 million in face value, leaving a remaining balance of $845.1 million.  The Company pays cash interest at an annual rate of 3.0%, payable semiannually on November 1 and May 1 of each year. See Note 8 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information.

Fair Value

As of October 2, 2011, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a fair value of $854.5 million.  The Company’s cash and cash equivalents, and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities.  Most of the Company’s investments in debt instruments have an investment rating of AA+ to AAA.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 3, 2011.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2011.  At October 2, 2011, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

The Company’s revenues outside the United States are transacted in U.S. dollars; accordingly the Company’s revenues are not impacted by foreign currency rate changes.  To date, fluctuations in foreign currency exchange rates have had a minor impact on the results of operations.

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  For purposes of this section, the term disclosure controls and procedures, as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934 (15 U.S.C 78a et seq.) (the "Exchange Act") means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of October 2, 2011.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act at a reasonable assurance level is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended October 2, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.    Risk Factors

Erratic consumer and/or corporate spending due to uncertainties in the macroeconomic environment could adversely affect our revenues and profitability.

We depend on demand from the industrial, communication, computer, consumer and automotive end-markets we serve. Our revenues and profitability are based on certain levels of consumer and corporate spending. Reductions or other fluctuations in consumer and/or corporate spending as a result of uncertain conditions in the macroeconomic environment, such as government economic or fiscal instability, restricted global credit conditions, reduced demand, imbalanced inventory levels, mortgage failures, fluctuations in interest rates, higher energy prices, or other conditions, could adversely affect our revenues and profitability. The Company's customers have been reducing their inventories more than we anticipated. The impact of general economic sluggishness relating to US and European debt and unemployment issues appear to have left customers cautious, causing them to delay or reduce orders for our products until the current economic picture becomes clearer.

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

During the first quarter of fiscal year 2012, 71% of our revenues were derived from customers in international markets.

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

We compete in the high performance segment of the linear market. Our competitors include among others, Analog Devices, Inc., Intersil, Maxim Integrated Products, Inc. and Texas Instruments, Inc. Competition among manufacturers of linear integrated circuits is intense, and certain of our competitors may have significantly greater financial, technical, manufacturing and marketing resources than us. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. We believe we compete favorably with respect to these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

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

On October 2, 2011, we have debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A Notes” or the “Notes”). Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (July 4, 2011 – July 31, 2011)	-			-
Month #2 (August 1, 2011 – August 28, 2011)	884,600	$28.5154	884,600	884,600
Month #3 (August 29, 2011 – October 2, 2011)	-	-	-	-
Total	884,600	$28.5154	884,600	8,615,400

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

(1) On October 12, 2010, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

Item 3.    Defaults Upon Senior Securities

N/A

Item 4.    (Removed and Reserved)

Item 5.    Other Information

N/A

Item 6.    Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Selling, general and administrative

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

LINEAR TECHNOLOGY CORPORATION

DATE:	November 3, 2011	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)