Form 10-Q
period 2012-01-01
LINEAR TECHNOLOGY CORP /CA/
filed 2012-02-02
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2012
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at January 27, 2012
Common Stock, $0.001 par value per share	228,983,286 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED JANUARY 1, 2012

Item 1.        Financial Statements
LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Revenues	$294,333	$383,621	$624,253	$772,213
Cost of sales (1)	73,821	82,603	153,614	166,334
Gross profit	220,512	301,018	470,639	605,879
Expenses:
Research and development (1)	52,519	59,001	107,408	115,203
Selling, general and administrative (1)	34,922	40,958	72,594	85,040
Total operating expenses	87,441	99,959	180,002	200,243
Operating income	133,071	201,059	290,637	405,636
Interest expenses(2)	(11,856)	(13,525)	(23,659)	(30,708)
Acquisition related costs	(3,195)	—	(3,195)	—
Interest and other income	1,146	1,602	2,367	3,518
Income before income taxes	119,166	189,136	266,150	378,446
Provision for income taxes	31,281	45,393	69,864	97,453
Net income	$87,885	$143,743	$196,286	$280,993
Basic earnings per share	$0.38	$0.62	$0.85	$1.22
Shares used in the calculation of basic earnings per share	232,209	230,284	232,051	230,006
Diluted earnings per share	$0.38	$0.62	$0.84	$1.21
Shares used in the calculation of diluted earnings per share	233,565	232,202	233,347	231,843
Cash dividends per share	$0.24	$0.23	$0.48	$0.46

Includes the following charges:
(1)Stock-based compensation
Cost of sales	$1,844	$2,338	$3,748	$4,521
Research and development	8,609	10,531	17,496	20,298
Selling, general and administrative	4,442	5,614	9,028	10,855
(2)Amortization of debt discount (non- cash interest expense)	4,931	5,390	9,793	12,156

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	January 1, 2012	July 3, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$165,557	$270,523
Marketable securities	871,946	652,014
Accounts receivable, net of allowance for doubtful accounts of $2,041 ($2,043 at July 3, 2011)	139,279	169,637
Inventories:
Raw materials	9,359	9,224
Work-in-process	51,113	45,659
Finished goods	18,217	17,312
Total inventories	78,689	72,195
Deferred tax assets	36,949	38,331
Prepaid expenses and other current assets	27,932	43,590
Total current assets	1,320,352	1,246,290
Noncurrent assets:
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	220,190	207,045
Manufacturing and test equipment	645,918	633,066
Office furniture and equipment	3,732	3,652
	898,677	872,600
Accumulated depreciation and amortization	(562,918)	(539,631)
Net Property, plant and equipment	335,759	332,969
Identified intangible assets, net and goodwill	28,566	9,428
Other noncurrent assets	41,177	42,479
Total noncurrent assets	405,502	384,876
Total assets	$1,725,854	$1,631,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,227	$11,606
Accrued payroll and related benefits	75,969	89,997
Deferred income on shipments to distributors	41,797	47,587
Income taxes payable	3,592	5,255
Other accrued liabilities	30,604	28,361
Total current liabilities	163,189	182,806
Deferred tax liabilities	116,189	110,124
Convertible senior notes	795,524	785,732
Other long-term liabilities	46,197	46,893
Total liabilities	1,121,099	1,125,555
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 228,234 shares issued and outstanding at January 1, 2012 (227,607 shares at July 3, 2011)	228	227
Additional paid-in capital	1,507,937	1,465,871
Accumulated other comprehensive income, net of tax	255	1,130
Accumulated deficit	(903,665)	(961,617)
Total stockholders’ equity	604,755	505,611
Total liabilities and stockholders’ equity	$1,725,854	$1,631,166
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	January 1, 2012	January 2, 2011
Cash flow from operating activities:
Net income	$196,286	$280,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,591	23,907
Tax (deficit) benefit received on the exercise of stock-based awards	(122)	1,689
Stock-based compensation	30,272	35,674
Amortization of convertible senior notes discount	9,793	12,156
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	31,101	(3,818)
Increase in inventories	(4,990)	(10,338)
Decrease (increase) in prepaid expenses, other current assets and deferred tax assets	16,653	(872)
Decrease in long-term assets	1,302	2,152
(Decrease) increase in accounts payable, accrued payroll, other accrued liabilities and long-term liabilities	(14,597)	22,210
(Decrease) increase in deferred income on shipments to distributors	(5,790)	4,771
Increase (decrease) in income taxes payable	4,566	(26,191)
Cash provided by operating activities	292,065	342,333
Cash flow from investing activities:
Purchases of marketable securities	(482,807)	(374,796)
Proceeds from sales and maturities of available-for-sale securities	262,411	490,437
Acquisition, net of cash assumed	(23,365)	—
Purchases of property, plant and equipment	(26,853)	(75,870)
Cash (used in) provided by investing activities	(270,614)	39,771
Cash flow from financing activities:
Retirement of convertible senior notes	—	(395,830)
Issuance of common stock under employee stock plans	19,679	36,370
Purchases of common stock	(34,786)	(9,334)
Payments of cash dividends	(111,310)	(105,856)
Cash used in financing activities	(126,417)	(474,650)
Decrease in cash and cash equivalents	(104,966)	(92,546)
Cash and cash equivalents, beginning of period	270,523	295,854
Cash and cash equivalents, end of period	$165,557	$203,308

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature.  The results for the three and six-month periods ended January 1, 2012 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 3, 2011 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at July 3, 2011 has been derived from audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During both the second quarter and the first six months of fiscal year 2012, the Company recognized approximately 16% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At January 1, 2012, the Company had approximately $52.2 million of deferred revenue and $10.4 million of deferred cost of sales recognized as $41.8 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $2.4 million to $3.2 million per quarter.

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

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Numerator-net income	$87,885	$143,743	$196,286	$280,993
Denominator for basic earnings per share-weighted average shares	232,209	230,284	232,051	230,006
Effect of dilutive securities- employee stock options	1,356	1,918	1,296	1,837
Denominator for diluted earnings per share	233,565	232,202	233,347	231,843
Basic earnings per share	$0.38	$0.62	$0.85	$1.22
Diluted earnings per share	$0.38	$0.62	$0.84	$1.21

The weighted average diluted common shares outstanding for the quarter and the six months ended January 1, 2012 excludes the effect of 8.9 million and 9.1 million, respectively, out-of-the-money stock options, that if included would be anti-dilutive. The weighted average diluted common shares outstanding for the quarter and the six months ended January 2, 2011 excludes the effect of 12.1 million and 13.0 million, respectively, out-of-the-money stock options, that if included would be anti-dilutive.

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of January 1, 2012:

In thousands Description	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$270,787	$—	$270,787
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	—	670,696	670,696
Total assets measured at fair value	$270,787	$670,696	$941,483

5.    Marketable Securities

The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AAA.  The following is a summary of cash equivalents and marketable securities at January 1, 2012 and July 3, 2011:

	January 1, 2012
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$202,226	$226	$(2)	$202,450
Obligations of U.S. government-sponsored enterprises	157,388	175	(17)	157,546
Municipal bonds	381,287	676	(105)	381,858
Corporate debt securities and other	131,214	87	(9)	131,292
Money market funds	68,337	—	—	68,337
Total	$940,452	$1,164	$(133)	$941,483
Amounts included in:
Cash equivalents	$69,537	$—	$—	$69,537
Marketable securities	870,915	1,164	(133)	871,946
Total	$940,452	$1,164	$(133)	$941,483

	July 3, 2011
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$158,019	$285	$—	$158,304
Obligations of U.S. government-sponsored enterprises	119,542	272	—	119,814
Municipal bonds	270,203	618	(3)	270,818
Corporate debt securities and other	130,211	342	(19)	130,534
Money market funds	106,397	—	—	106,397
Total	$784,372	$1,517	$(22)	$785,867
Amounts included in:
Cash equivalents	$133,853	$—	$—	$133,853
Marketable securities	650,519	1,517	(22)	652,014
Total	$784,372	$1,517	$(22)	$785,867

(1) The Company evaluated the nature of the investments with a loss position at January 1, 2012 and July 3, 2011, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of January 1, 2012 and July 3, 2011.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

In thousands	January 1, 2012	July 3, 2011
Due in one year or less	$612,651	$387,755
Due after one year through three years	259,295	264,259
Total	$871,946	$652,014

6.    Stock-based Compensation

Equity Incentive Plans

 At January 1, 2012, 20.1 million shares were available for grant under the Company’s equity incentive plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options also generally become exercisable over a five-year period (generally 10% every six months) based upon continued employment.  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At January 1, 2012, 1.4 million shares were available for issuance under the ESPP.

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

As of January 1, 2012, there was approximately $138.0 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the six months ended January 1, 2012, options for approximately 0.7 million shares were exercised for a gain to the optionee (aggregate intrinsic value) of $5.4 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

	Stock Options Outstanding	Weighted- Average Exercise Price
Outstanding options, July 3, 2011	17,543,589	$31.38
Granted	—	—
Forfeited and expired	(779,050)	36.56
Exercised	(728,805)	24.38
Outstanding options, January 1, 2012	16,035,734	$31.45

Options vested and exercisable at:
January 1, 2012	12,935,184	$33.53

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at July 3, 2011	5,202,056	$30.37
Granted	1,109,506	29.65
Vested	(963,466)	30.98
Forfeited	(61,839)	30.02
Nonvested at January 1, 2012	5,286,257	$30.11

7.    Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
In thousands	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Net income	$87,885	$143,743	$196,286	$280,993
Changes in unrealized gains on available-for-sale securities	(256)	(443)	(875)	(528)
Total comprehensive income	$87,629	$143,300	$195,411	$280,465

8.    Acquisition

On December 20, 2011, the Company acquired 100% of the outstanding stock of privately held Dust Networks ("Dust") of Hayward, California, a provider of low power wireless sensor network technology. The acquisition of Dust will enable the Company to offer a complete high performance wireless sensor networking solution. Dust's low power radio and software technology complements the Company's strengths in industrial instrumentation, power management and energy harvesting technology. The consideration associated with the acquisition was approximately $25.2 million including $1.7 million for Dust acquisition expenses that were expensed immediately. The Company will pay additional consideration over a two year period of up to $2.8 million in cash, based on the duration of service performed by certain acquired key employees.

The Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition resulting in the recognition of $13.1 million of intellectual property, $4.0 million of customer relationships, $4.9 million of goodwill and $0.8 million in net tangible assets.

No supplemental pro-forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's results of operations. The Company recognized $3.2 million of acquisition related costs that were expensed in the current period.

9.     Goodwill and Intangible Assets

Goodwill

As a result of the acquisition of Dust during the second quarter of fiscal year 2012 the Company recorded $4.9 million in goodwill. The Company will annually evaluate goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable. The Company expects that none of the goodwill will be deductible for tax purposes.

Activity and goodwill balances for the six months ended January 1, 2012 were as follows:

In thousands	Goodwill

Balance at July 3, 2011	$—
Acquisition	4,866
Adjustments	—
Balance at January 1, 2012	$4,866

Intangible Assets

As a result of the acquisition of Dust during the second quarter of fiscal year 2012 the Company recorded the following intangible assets: $13.1 million of intellectual property and $4.0 million of customer relationships. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Finite-intangible assets are amortized on a straight-line basis over their estimated useful lives that is expected to reflect the estimated pattern of economic use.

Amortization expense related to technology licenses that were acquired not as part of the Dust acquisition was $1.4 million and $2.8 million for the quarter and the six-month period ended January 1, 2012, respectively.

The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 6.5 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years
Technology licenses	10 years

Intangible assets consisted of the following:

In thousands	January 1, 2012
	Original Cost	Accumulated Amortization	Net
Intellectual property	$13,100	$—	$13,100
Customer relationships	4,000	—	4,000
Technology licenses	56,570	(49,970)	6,600
Total intangible assets	$73,670	$(49,970)	$23,700

10.    Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700.0 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances.  Through the second quarter of fiscal year 2012 the Company has repurchased $154.9 million (principal amount) of its 2027A notes, resulting in approximately $845.1 million(principal amount) of debt outstanding as of January 1, 2012.  At January 1, 2012, no shares related to the Notes were included in the computation of diluted earnings per share.

At January 1, 2012, the conversion rate of the 2027A notes was 23.0465 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in January 2012 will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.

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

The carrying values of the liability and equity components of the Notes are reflected in the Company’s consolidated balance sheets as follows:

In thousands	January 1, 2012	July 3, 2011
Liability components
Principal amount of the Notes	$845,088	$845,088
Unamortized discount of liability component	(49,564)	(59,356)
Carrying value of liability component	$795,524	$785,732

Equity component-net carrying value	$122,639	$122,639

Interest expense related to the Notes included in interest expense on the consolidated statements of income was recognized as follows:

	Three Months Ended		Six Months Ended
In thousands	January 1, 2012	January 2, 2011	January 1, 2012	January 2, 2011
Contractual coupon interest	$6,338	$7,369	$12,676	$16,800
Amortization of debt discount	4,931	5,390	9,793	12,156
Amortization of debt issuance costs	475	576	949	1,354
Total interest expense related to the Notes	$11,744	$13,335	$23,418	$30,310

11.    Product Warranty and Indemnification

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

12.    Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of January 1, 2012, the Company's other long-

term liabilities account includes $38.7 million of unrecognized tax benefits which, if the Company's positions on these tax matters are upheld, would favorably impact its effective income tax rate in future periods.  The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $3.3 million accrued for interest at January 1, 2012.

13.    Contingencies

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

14.	Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-05, Presentation of Comprehensive Income . ASU 2011-05 requires entities to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 which is the Company's fiscal year 2013. The adoption of ASU No. 2011-05 will affect the presentation of comprehensive income but will not impact the Company's financial condition or results of operations.

In September 2011, FASB issued ASU 2011-08, Test Goodwill for Impairment. ASU 2011-08 simplifies how entities test goodwill for impairment. ASU 2011-08 permits the Company to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit's goodwill is less than its carrying value. If after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then it is unnecessary to perform the two-step impairment test as defined in previously issued standards. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company is evaluating the impact ASU 2011-08 will have on its consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Linear Technology Corporation, a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for three decades. The Company's products provide an essential bridge between our analog world and the digital electronics in communications, networking, industrial, automotive, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule subsystems, and wireless sensor network products.

Quarterly revenues of $294.3 million for the second quarter of fiscal year 2012 decreased $35.6 million or 11% from the previous quarter's revenue of $329.9 million and decreased $89.3 million or 23% from $383.6 million reported in the second quarter of fiscal year 2011. Net income of $87.9 million decreased $20.5 million or 19% from the first quarter of fiscal year 2012 and decreased $55.9 million or 39% from the second quarter of fiscal year 2011. During the second quarter the Company acquired Dust Networks a provider of wireless sensor networks for approximately $25.2 million. Acquisition costs in the second quarter pertaining to Dust Networks were $3.2 million or $0.01 per share. The acquisition of Dust Networks is not material to the financial position or results of operations for the period other than the one-time acquisition costs. Diluted earnings per share of $0.38 per share in the second quarter of fiscal year 2012 decreased $0.09 per share or 19% from the first quarter of fiscal year 2012 and declined $0.24 per share or 39% from the second quarter of fiscal year 2011.
Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the three months and six months ended January 1, 2012, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

Results of Operations

The table below summarizes the income statement items for the three and six months ended January 1, 2012 and January 2, 2011 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended January 1, 2012 to the corresponding period from the prior fiscal year:

	Three Months Ended			Six Months Ended
	January 1, 2012	January 2, 2011	Increase/ (Decrease)	January 1, 2012	January 2, 2011	Increase/ (Decrease)
Revenues	100.0%	100.0%	(23)%	100.0%	100.0%	(19)%
Cost of sales	25.1	21.5	(11)	24.6	21.5	(8)
Gross profit	74.9	78.5	(27)	75.4	78.5	(22)
Expenses:
Research and development	17.8	15.4	(11)	17.2	14.9	(7)
Selling, general and administrative	11.9	10.7	(15)	11.6	11.1	(15)
	29.7	26.1	(13)	28.8	26.0	(10)
Operating income	45.2	52.4	(34)	46.6	52.5	(28)
Interest expenses	(4.0)	(3.5)	11	(3.9)	(4.0)	(13)
Acquisition related costs	(1.1)	—		(0.5)	—
Interest and other income	0.4	0.4	(29)	0.4	0.5	(33)
Income before income taxes	40.5%	49.3%	(37)	42.6%	49.0%	(30)
Tax rate	26.25%	24.00%		26.25%	25.75%

In each of the last three years, changes in the global macroeconomic climate have had a significant impact on the Company's revenues. In the second half of fiscal 2009 and the first half of fiscal year 2010 the Company's results were adversely affected by the worldwide recession attributed to global credit availability issues. The second half of fiscal 2010, as well as the next fiscal year, the Company experienced a snapback from the recession. Revenues increased rapidly resulting in extended lead times which caused customers to over order so that they would have adequate safety stock inventory. In the first and second quarters of fiscal year 2012, there are once again negative global macroeconomic concerns due to European sovereign debt issues and similar debt and unemployment issues in the United States which are dampening economic growth. All of the above have contributed to unusually large swings in quarterly revenues over the past three years.

Revenue for the quarter ended January 1, 2012 was $294.3 million, a decrease of $89.3 million or 23% from revenue of $383.6 million for the same quarter of the previous fiscal year.  The decrease in revenue was due to a declining global macroeconomic environment compared to the previous fiscal year and due to lower computer tablet sales.  During the first and second quarters of fiscal year 2012 the Company saw a slow down in orders as global economic sluggishness appeared to affect the ordering patterns of our customers. In response to this sluggishness, customers lowered their inventory balances. During the second quarter of fiscal year 2012, orders from all of the Company's primary end-markets except computer, continued to decline because of further inventory tightening.

Revenue for the quarter ended January 1, 2012 decreased due to a lower number of units shipped, partially offset by an increase in the average selling price (“ASP”).  The number of units shipped decreased by approximately 32% from 235.5 million units in the second quarter of fiscal year 2011 to 160.3 million units in the second quarter of fiscal year 2012.  The ASP of $1.83 per unit in the second quarter of fiscal year 2012 was higher than the ASP of $1.67 per unit in the second quarter of fiscal year 2011 primarily due to the second quarter of fiscal year 2012 having a smaller percentage of computer tablet business and a higher percentage of industrial and automotive business with higher ASP's. Parts in the industrial and automotive end-markets tend to have higher ASP's than the computer tablet and consumer end-markets.

Geographically, revenues for the quarter ended January 1, 2012 decreased in each major geographical region compared to the same quarter of the previous fiscal year. International revenues for the quarter ended January 1, 2012 were $209.3 million or 71% of revenues, a decrease of $71.5 million as compared to international revenues of $280.8 million or 73% of revenues for the same period in the previous fiscal year.  Revenues for the quarter ended January 1, 2012 for Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $109.8 million or 37% of revenues, while sales to Europe and Japan were $51.0 million or 17% of revenues and $48.5 million or 17% of revenues, respectively.  Domestic revenues were $85.0 million or 29% of revenues in the second quarter of fiscal year 2012, a decrease of $17.8 million from $102.8 million or 27% of revenues in the same period of fiscal year 2011.

Revenue for the six months ended January 1, 2012 was $624.3 million, a decrease of $147.9 million or 19% from revenue of $772.2 million for the same period of the previous fiscal year.  The decrease in revenues for the six months ended January 1, 2012 from the same period of the previous fiscal year was due to similar factors as the second fiscal quarter described above. The number of units shipped decreased by approximately 27% from 467.8 million units in the six months ended January 2, 2011 to 341.7 million units in the current fiscal year.  The ASP for the six months ended January 1, 2012 was higher at $1.80 per unit as compared to $1.66 per unit in the same period of fiscal year 2011.

Geographically, revenues for the six months ended January 1, 2012 decreased in each major geographical region compared to the same period of the previous fiscal year. International revenues for the six months ended January 1, 2012 were $445.0 million or 71% of revenues, a decrease of $121.6 million as compared to international revenues of $566.6 million or 73% of revenues for the same period in the previous fiscal year.  Revenues for the the six months ended January 1, 2012 for ROW, represented $226.4 million or 36% of revenues, while sales to Europe and Japan were $115.9 million or 19% of revenues and $102.7 million or 16% of revenues, respectively.  Domestic revenues were $179.2 million or 29% of revenues for the six months ended January 1, 2012, a decrease of $26.4 million from $205.6 million or 27% of revenues in the same period of fiscal year 2011.

Gross profit of $220.5 million for the quarter ended January 1, 2012 decreased $80.5 million or 27% from gross profit of $301.0 million in the second quarter of fiscal year 2011. Gross profit of $470.6 million for the six months ended January 1, 2012 decreased $135.2 million or 22% from gross profit of $605.9 million in the same period of fiscal year 2011. Gross profit as a percentage of revenues decreased to 74.9% in the second quarter of fiscal year 2012 as compared to 78.5% for the same period in the previous fiscal year. Gross profit as a percentage of revenues decreased to 75.4% for the six months ended January 1, 2012 as compared to 78.5% for the same period in the previous fiscal year. The decrease in gross profit as a percentage of revenues for the three and six months ended January 1, 2012 was primarily due to spreading fixed costs over a lower sales base, partially offset by higher ASP's and lower employee profit sharing.

Research and development (“R&D”) expense for the quarter ended January 1, 2012 was $52.5 million, a decrease of $6.5 million or 11% from R&D expense of $59.0 million for the same period in the previous fiscal year.  The decrease in R&D expense was primarily due to a $3.7 million decrease in employee profit sharing and a $1.9 million decrease in stock-based compensation costs. In addition, labor decreased $0.9 million due to the second quarter of fiscal year 2011 having an additional week of labor costs due to the quarter having 14 weeks rather than the customary 13 weeks.

R&D expense for the six months ended January 1, 2012 was $107.4 million, a decrease of $7.8 million or 7% from R&D expense of $115.2 million for the same period in the previous fiscal year.  The decrease in R&D expense was primarily due to a $6.4 million decrease in employee profit sharing and a $2.7 million decrease in stock-based compensation costs. Offsetting these decreases was a $0.7 million increase in compensation costs due to increased headcount and an increase in annual merit compensation, and a $0.7 million increase in other R&D expenses.

Selling, general and administrative expense (“SG&A”) for the quarter ended January 1, 2012 was $34.9 million, a decrease of $6.0 million or 15% from SG&A expense of $41.0 million for the same period in the previous fiscal year.  The decrease in SG&A expense was primarily due to a $2.7 million decrease in employee profit sharing and a $1.2 million decrease in stock-based compensation costs. In addition, legal costs decreased $0.7 million and other SG&A expenses decreased $1.4 million.

SG&A for the six months ended January 1, 2012 was $72.6 million, a decrease of $12.4 million or 15% from SG&A expense of $85.0 million for the same period in the previous fiscal year.  The decrease in SG&A expenses was primarily due to a $6.8 million decrease in legal expense due to the prior year period having a one-time legal charge of $5.3 million. In addition, SG&A expense decreased due to a $4.6 million decrease in employee profit sharing and a $1.8 million decrease in stock-based compensation costs. Other SG&A expenses decreased $0.3 million. Offsetting these decreases was a $1.1 million increase in compensation costs due to increased headcount and an increase in annual merit compensation.

Interest expense was $11.9 million and $23.7 million, respectively, for the second quarter and the six months ended January 1, 2012, decreases of $1.7 million and $7.0 million, respectively, from the corresponding periods of fiscal year 2011. Interest expense decreased due to the cash redemption of $395.8 million of the Company's 3.0% Convertible Senior Notes on November 1, 2010.

The Company incurred $3.2 million in transaction costs related to the acquisition of Dust Networks during the second quarter of fiscal 2012. Included in the $3.2 million were $1.7 million of Dusts acquisition expenses.

Interest income was $1.1 million and $2.4 million, respectively, for the second quarter and the six months ended January 1, 2012, decreases of $0.5 million and $1.2 million, respectively, from the corresponding periods of fiscal year 2011. Interest income decreased due to a decrease in the average interest rate earned on the Company's cash, cash equivalents and marketable securities balances.

The Company's tax rate for the second quarter of fiscal year 2012 was 26.25% as compared to 24% in the same quarter of fiscal year 2011.  The increase in the effective income tax rate from the prior year period was primarily due to lower state income taxes and the reinstatement of the Research and Development (“R&D”) tax credit during the Company's second quarter of fiscal year 2011. The R&D tax credit has expired once again effective January 1, 2012. Accordingly, the effective income tax rate for the current fiscal year includes the benefit of the R&D tax credit for half the fiscal year through December 31, 2011, whereas the prior year's quarter included a full year R&D tax benefit and a quarterly discrete tax benefit. State income taxes are lower primarily due to lower income apportioned to the state of California in accordance with new state tax legislation.
The Company's effective tax rate for the first six months of fiscal year 2012 was 26.25% as compared to 25.75% in the same period of fiscal year 2011, primarily as a result of lower state income taxes and the expiration of the R&D tax credit effective January 1, 2012 as noted above.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products; changes in costs associated with utilities, transportation and raw materials; currency fluctuations; the effects of adverse economic conditions in the United States and or international markets and other factors described below and in  “Item 1A – Risk Factors” section of this Quarterly Report on Form 10-Q.

The Company's revenues decreased 11% from the first quarter of fiscal year 2012 as customers continued to work down their inventory balances of the Company's products and therefore reduced or delayed new orders. However, the Company met the mid point of it's guidance and order bookings, which started slowly, strengthened in December and continued strengthening in January.  The Company maintained strong profitability, reporting operating margins at 45% of sales.  Given the recent improvement in bookings the Company estimates that it will grow quarterly revenues sequentially in the 4% to 8% range for its fiscal third quarter.  In the latter half of the second quarter, the Company acquired Dust Networks, a leading provider of wireless sensor networks.  Dust will initially have minimal impact on the Company's quarterly financial results, but the Company is optimistic about the growth prospects for Dust in its emerging markets and the synergies between Dust and the Company in bringing rugged, low power, wireless solutions to the industrial and other end-markets.

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

Liquidity and Capital Resources

At January 1, 2012, the Company’s cash, cash equivalents and marketable securities balances were $1,037.5 million in aggregate, representing an increase of $115.0 million over the July 3, 2011 balances of $922.5 million. The increase was primarily due to positive cash flows from operations of $292.1 million which was offset by $23.4 million to acquire Dust Networks; $34.8 million to purchase common stock, of which $25.2 million was used to purchase 884,600 shares of the Company's common stock in the open market and $9.6 million to purchase shares to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards; $26.9 million for capital additions; and $111.3 million for the payment of cash dividends, representing $0.48 per share for the first six months of fiscal year 2012.  Working capital at January 1, 2012 was $1,157.2 million.

Accounts receivable totaled $139.3 million at the end of the second quarter of fiscal year 2012, a decrease of $30.4 million from the July 3, 2011 balance of $169.6 million.  The decrease is primarily due to lower shipments in the second quarter of fiscal year 2012 as compared to the fourth quarter of fiscal year 2011.  Inventory totaled $78.7 million at the end of the second quarter of fiscal year 2012, an increase of $6.5 million over the fourth quarter of fiscal year 2011.  The increase in inventory was due to an increase in the Company work in process inventory and due to inventory acquired as a result of the Dust Networks acquisition.

Net property, plant and equipment increased $2.8 million over the fourth quarter of fiscal year 2011 due to fixed assets additions of $26.9 million offset by $24.1 million in depreciation expense.  The additions were for equipment in all of the Company’s facilities to increase capacity. Goodwill and intangible assets increased $22.0 million over the fourth quarter of fiscal year 2011 resulting from the acquisition of Dust Networks.

Accrued payroll and related benefits decreased $14.0 million from the fourth quarter of fiscal year 2011 primarily due to the lower profit sharing accrual.  The Company accrues for profit sharing on a quarterly basis, but distributes payouts to employees on a semi-annual basis during the first and third quarters of each fiscal year.

In January 2012, the Company's Board of Directors announced that it will increase the quarterly cash dividend from $0.24 per share to $0.25 share. This marks the 20th consecutive year the Company has increased its dividend. The cash dividend of $0.25 per share will be paid on February 29, 2012 to stockholders of record on February 17, 2012. The payments of future dividends will be based on the Company's financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future.

Off Balance-Sheet Arrangements

As of January 1, 2012, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of its 3.0% Convertible Senior Notes due May 1, 2027.  Through the second quarter of fiscal year 2012, the Company has retired $154.9 million in face value, leaving a remaining balance of $845.1 million.  The Company pays cash interest at an annual rate of 3.0%, payable semiannually on November 1 and May 1 of each year. See Note 8 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information.

Fair Value

As of January 1, 2012, the Company’s cash and cash equivalents, and marketable securities investment portfolio had a fair value of $941.5 million.  The Company’s cash and cash equivalents, and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities.  Most of the Company’s investments in debt instruments have an investment rating of AA+ to AAA.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 3, 2011.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2011.  At January 1, 2012, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 1, 2012.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act at a reasonable assurance level is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended January 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, with respect to our recent acquisition of Dust Networks, we may not achieve benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business.

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

During the second quarter of fiscal year 2012, 71% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In the past year, natural disasters in Japan and Thailand have affected the global marketplace.

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

On January 1, 2012, we have debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A Notes” or the “Notes”). Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (October 3, 2011 – October 30, 2011)	-			-
Month #2 (October 31, 2011 – November 27, 2011)	-	-	-	-
Month #3 (November 28, 2011 – January 1, 2012)	-	-	-	-
Total	-	-	-	8,615,400

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

LINEAR TECHNOLOGY CORPORATION

DATE:	February 2, 2012	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)