Form 10-Q
period 2012-04-01
LINEAR TECHNOLOGY CORP /CA/
filed 2012-05-03
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2012
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at April 27, 2012
Common Stock, $0.001 par value per share	230,207,141 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED APRIL 1, 2012

Item 1.        Financial Statements
LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Revenues	$312,357	$353,192	$936,610	$1,125,405
Cost of sales (1)	77,662	79,100	231,276	245,434
Gross profit	234,695	274,092	705,334	879,971
Expenses:
Research and development (1)	57,580	55,363	164,988	170,566
Selling, general and administrative (1)	37,182	39,693	109,776	124,733
Total operating expenses	94,762	95,056	274,764	295,299
Operating income	139,933	179,036	430,570	584,672
Interest expense(2)	(11,904)	(11,707)	(35,563)	(42,415)
Acquisition related costs	—	—	(3,195)	—
Interest and other income	1,152	3,221	3,519	6,739
Income before income taxes	129,181	170,550	395,331	548,996
Provision for income taxes	30,682	28,993	100,546	126,446
Net income	$98,499	$141,557	$294,785	$422,550
Basic earnings per share	$0.42	$0.61	$1.27	$1.83
Shares used in the calculation of basic earnings per share	233,346	231,225	232,568	230,455
Diluted earnings per share	$0.42	$0.61	$1.26	$1.82
Shares used in the calculation of diluted earnings per share	234,822	233,277	233,887	232,439
Cash dividends per share	$0.25	$0.24	$0.73	$0.70

Includes the following charges:
(1)Stock-based compensation
Cost of sales	$1,902	$2,202	$5,650	$6,723
Research and development	8,876	9,869	26,372	30,167
Selling, general and administrative	4,580	5,282	13,608	16,137
(2)Amortization of debt discount (non- cash interest expense)	5,002	4,726	14,795	16,882

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	April 1, 2012	July 3, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$159,597	$270,523
Marketable securities	952,248	652,014
Accounts receivable, net of allowance for doubtful accounts of $2,035 ($2,043 at July 3, 2011)	145,096	169,637
Inventories:
Raw materials	9,039	9,224
Work-in-process	50,790	45,659
Finished goods	20,027	17,312
Total inventories	79,856	72,195
Deferred tax assets	38,051	38,331
Prepaid expenses and other current assets	29,607	43,590
Total current assets	1,404,455	1,246,290
Noncurrent assets:
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	219,789	207,045
Manufacturing and test equipment	650,045	633,066
Office furniture and equipment	5,070	3,652
	903,741	872,600
Accumulated depreciation and amortization	(574,924)	(539,631)
Net Property, plant and equipment	328,817	332,969
Identified intangible assets, net and goodwill	18,735	9,428
Other noncurrent assets	47,338	42,479
Total noncurrent assets	394,890	384,876
Total assets	$1,799,345	$1,631,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,349	$11,606
Accrued payroll and related benefits	53,034	89,997
Deferred income on shipments to distributors	42,099	47,587
Income taxes payable	12,813	5,255
Other accrued liabilities	34,723	28,361
Total current liabilities	153,018	182,806
Deferred tax liabilities	127,475	110,124
Convertible senior notes	800,526	785,732
Other long-term liabilities	38,210	46,893
Total liabilities	1,119,229	1,125,555
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 229,484 shares issued and outstanding at April 1, 2012 (227,607 shares at July 3, 2011)	229	227
Additional paid-in capital	1,546,598	1,465,871
Accumulated other comprehensive income, net of tax	580	1,130
Accumulated deficit	(867,291)	(961,617)
Total stockholders’ equity	680,116	505,611
Total liabilities and stockholders’ equity	$1,799,345	$1,631,166
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	April 1, 2012	April 3, 2011
Cash flow from operating activities:
Net income	$294,785	$422,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,762	36,880
Tax (deficit) benefit received on the exercise of stock-based awards	(2,874)	3,415
Stock-based compensation	45,630	53,027
Amortization of convertible senior notes discount	14,795	16,882
Change in operating assets and liabilities:
Decrease in accounts receivable	25,284	14,452
Increase in inventories	(6,157)	(16,371)
Decrease (increase) in prepaid expenses, other current assets and deferred tax assets	14,269	(8,612)
Decrease in long-term assets	3,008	4,460
Decrease in accounts payable, accrued payroll, other accrued liabilities and long-term liabilities	(42,279)	(37,030)
(Decrease) increase in deferred income on shipments to distributors	(5,488)	4,929
Increase (decrease) in income taxes payable	25,110	(20,282)
Cash provided by operating activities	407,845	474,300
Cash flow from investing activities:
Purchases of marketable securities	(779,539)	(576,681)
Proceeds from sales and maturities of available-for-sale securities	478,737	614,417
Acquisition, net of cash assumed	(23,365)	—
Purchases of property, plant and equipment	(32,118)	(100,290)
Cash used in investing activities	(356,285)	(62,554)
Cash flow from financing activities:
Retirement of convertible senior notes	—	(395,830)
Issuance of common stock under employee stock plans	46,641	51,829
Purchases of common stock	(39,340)	(14,025)
Payments of cash dividends	(169,787)	(161,422)
Cash used in financing activities	(162,486)	(519,448)
Decrease in cash and cash equivalents	(110,926)	(107,702)
Cash and cash equivalents, beginning of period	270,523	295,854
Cash and cash equivalents, end of period	$159,597	$188,152

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature.  The results for the three-and nine-month periods ended April 1, 2012 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 3, 2011 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at July 3, 2011 has been derived from those audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During both the third quarter and the first nine months of fiscal year 2012, the Company recognized approximately 16% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At April 1, 2012, the Company had approximately $52.5 million of deferred revenue and $10.4 million of deferred cost of sales recognized as $42.1 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $2.4 million to $3.2 million per quarter.

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

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Numerator-net income	$98,499	$141,557	$294,785	$422,550
Denominator for basic earnings per share-weighted average shares	233,346	231,225	232,568	230,455
Effect of dilutive securities- employee stock options	1,476	2,052	1,319	1,984
Denominator for diluted earnings per share	234,822	233,277	233,887	232,439
Basic earnings per share	$0.42	$0.61	$1.27	$1.83
Diluted earnings per share	$0.42	$0.61	$1.26	$1.82

The weighted average diluted common shares outstanding for the quarter and the nine months ended April 1, 2012 excludes the effect of 7.0 million and 8.5 million, respectively, out-of-the-money stock options, that if included would be anti-dilutive. The weighted average diluted common shares outstanding for the quarter and the nine months ended April 3, 2011 excludes the effect of 11.3 million and 12.2 million, respectively, out-of-the-money stock options, that if included would be anti-dilutive.

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of April 1, 2012:

In thousands Description	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$256,265	$—	$256,265
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	—	750,200	750,200
Total assets measured at fair value	$256,265	$750,200	$1,006,465

5.    Marketable Securities

The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AAA.  The following is a summary of cash equivalents and marketable securities at April 1, 2012 and July 3, 2011:

	April 1, 2012
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$227,648	$94	$(156)	$227,586
Obligations of U.S. government-sponsored enterprises	165,274	211	(38)	165,447
Municipal bonds	455,000	822	(40)	455,782
Corporate debt securities and other	128,939	40	(8)	128,971
Money market funds	28,679	—	—	28,679
Total	$1,005,540	$1,167	$(242)	$1,006,465
Amounts included in:
Cash equivalents	$54,217	$—	$—	$54,217
Marketable securities	951,323	1,167	(242)	952,248
Total	$1,005,540	$1,167	$(242)	$1,006,465

	July 3, 2011
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$158,019	$285	$—	$158,304
Obligations of U.S. government-sponsored enterprises	119,542	272	—	119,814
Municipal bonds	270,203	618	(3)	270,818
Corporate debt securities and other	130,211	342	(19)	130,534
Money market funds	106,397	—	—	106,397
Total	$784,372	$1,517	$(22)	$785,867
Amounts included in:
Cash equivalents	$133,853	$—	$—	$133,853
Marketable securities	650,519	1,517	(22)	652,014
Total	$784,372	$1,517	$(22)	$785,867

(1) The Company evaluated the nature of the investments with a loss position at April 1, 2012 and July 3, 2011, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of April 1, 2012 and July 3, 2011.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

In thousands	April 1, 2012	July 3, 2011
Due in one year or less	$526,814	$387,755
Due after one year through three years	425,434	264,259
Total	$952,248	$652,014

6.    Stock-based Compensation

Equity Incentive Plans

 At April 1, 2012, 19.6 million shares were available for grant under the Company’s equity incentive plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options also generally become exercisable over a five-year period (generally 10% every six months) based upon continued employment.  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At April 1, 2012, 1.4 million shares were available for issuance under the ESPP.

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

As of April 1, 2012, there was approximately $140.3 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the nine months ended April 1, 2012, options for approximately 1.7 million shares were exercised for a gain to the optionee (aggregate intrinsic value) of $14.1 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

	Stock Options Outstanding	Weighted- Average Exercise Price
Outstanding options, July 3, 2011	17,543,589	$31.38
Granted	—	—
Forfeited and expired	(2,399,300)	37.11
Exercised	(1,728,449)	24.72
Outstanding options, April 1, 2012	13,415,840	$31.21

Options vested and exercisable at:
April 1, 2012	10,935,200	$33.13

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at July 3, 2011	5,202,056	$30.37
Granted	1,648,306	30.92
Vested	(1,350,149)	30.06
Forfeited	(82,964)	30.28
Nonvested at April 1, 2012	5,417,249	$30.62

7.    Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
In thousands	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Net income	$98,499	$141,557	$294,785	$422,550
Changes in unrealized gains on available-for-sale securities	325	(345)	(550)	(873)
Total comprehensive income	$98,824	$141,212	$294,235	$421,677

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

The Company allocated the Dust purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value at the date of acquisition resulting in the recognition of $13.1 million of intellectual property, $4.0 million of customer relationships, $2.2 million of goodwill and $3.6 million in net tangible assets.

No supplemental pro-forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's results of operations. The Company recognized $3.2 million of acquisition related costs that were expensed in the quarter ended January 1, 2012.

9.     Goodwill and Intangible Assets

Goodwill

As a result of the acquisition of Dust during the second quarter of fiscal year 2012 the Company recorded $4.9 million in goodwill. The goodwill balance was reduced by $2.7 million during the quarter ended April 1, 2012 to recognize the expected benefit of Dust's net operating loss carryforwards, which can be offset against future Linear taxable income. The Company will annually evaluate goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable. The Company expects that none of the goodwill will be deductible for tax purposes.

Activity and goodwill balances for the nine months ended April 1, 2012 were as follows:

In thousands	Goodwill

Balance at July 3, 2011	$—
Acquisition	4,866
Adjustments	(2,681)
Balance at April 1, 2012	$2,185

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

Amortization expense related to technology licenses that were acquired not as part of the Dust acquisition was $1.4 million and $4.2 million for the quarter and the nine-month period ended April 1, 2012, respectively.

The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 6.5 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years
Technology licenses	10 years

Intangible assets consisted of the following:

In thousands	April 1, 2012
	Original Cost	Accumulated Amortization	Net
Intellectual property	$13,100	$(450)	$12,650
Customer relationships	4,000	(100)	3,900
Technology licenses	56,570	(51,934)	4,636
Total intangible assets	$73,670	$(52,484)	$21,186

10.    Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700.0 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances.  Through the third quarter of fiscal year 2012 the Company has repurchased $154.9 million (principal amount) of its 2027A notes, resulting in approximately $845.1 million(principal amount) of debt outstanding as of April 1, 2012.  At April 1, 2012, no shares related to the Notes were included in the computation of diluted earnings per share.

At April 1, 2012, the conversion rate of the 2027A notes was 23.0465 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in April 2012 will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.

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

The carrying values of the liability and equity components of the Notes are reflected in the Company’s consolidated balance sheets as follows:

In thousands	April 1, 2012	July 3, 2011
Liability components
Principal amount of the Notes	$845,088	$845,088
Unamortized discount of liability component	(44,562)	(59,356)
Carrying value of liability component	$800,526	$785,732

Equity component-net carrying value	$122,639	$122,639

Interest expense related to the Notes included in interest expense on the consolidated statements of income was recognized as follows:

	Three Months Ended		Nine Months Ended
In thousands	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Contractual coupon interest	$6,338	$6,338	$19,014	$23,138
Amortization of debt discount	5,002	4,726	14,795	16,882
Amortization of debt issuance costs	475	475	1,424	1,828
Total interest expense related to the Notes	$11,815	$11,539	$35,233	$41,848

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

12.    Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of April 1, 2012, the Company's other long-term liabilities account includes $30.5 million of unrecognized tax benefits which, if the Company's positions on these tax matters are upheld, would favorably impact its effective income tax rate in future periods.  The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $2.4 million accrued for interest at April 1, 2012.

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

Quarterly revenues of $312.4 million for the third quarter of fiscal year 2012 increased $18.0 million or 6% over the previous quarter's revenue of $294.3 million and decreased $40.8 million or 12% from $353.2 million reported in the third quarter of fiscal year 2011. Net income of $98.5 million increased $10.6 million or 12% over the second quarter of fiscal year 2012 and decreased $43.1 million or 30% from the third quarter of fiscal year 2011. Diluted earnings per share of $0.42 per share in the third quarter of fiscal year 2012 increased $0.04 per share or 11% over the second quarter of fiscal year 2012 and declined $0.19 per share or 31% from the third quarter of fiscal year 2011.
Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the three months and nine months ended April 1, 2012, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011.

Results of Operations

The table below summarizes the income statement items for the three and nine months ended April 1, 2012 and April 3, 2011 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended April 1, 2012 to the corresponding period from the prior fiscal year:

	Three Months Ended			Nine Months Ended
	April 1, 2012	April 3, 2011	Increase/ (Decrease)	April 1, 2012	April 3, 2011	Increase/ (Decrease)
Revenues	100.0%	100.0%	(12)%	100.0%	100.0%	(17)%
Cost of sales	24.9	22.4	(2)	24.7	21.8	(6)
Gross profit	75.1	77.6	(14)	75.3	78.2	(20)
Expenses:
Research and development	18.4	15.7	4	17.6	15.2	(3)
Selling, general and administrative	11.9	11.2	(6)	11.7	11.1	(12)
	30.3	26.9	—	29.3	26.2	(7)
Operating income	44.8	50.7	(22)	46.0	52.0	(26)
Interest expenses	(3.8)	(3.3)	2	(3.8)	(3.8)	(16)
Acquisition related costs	—	—	—	(0.3)	—	—
Interest and other income	0.4	0.9	(64)	0.4	0.6	(48)
Income before income taxes	41.4%	48.3%	(24)	42.3%	48.8%	(28)
Tax rate	23.75%	17.0%		25.43%	23.0%

In each of the last three years, changes in the global macroeconomic climate have had a significant impact on the Company's revenues. In the second half of fiscal 2009 and the first half of fiscal year 2010 the Company's results were adversely affected by the worldwide recession attributed to global credit availability issues. In the second half of fiscal 2010, as well as fiscal 2011, the Company experienced a snapback from the recession. Revenues increased rapidly resulting in extended lead times which caused customers to over order so that they would have adequate safety stock inventory. In the first and second quarters of fiscal year 2012, there were once again negative global macroeconomic concerns due to European sovereign debt issues and similar debt and unemployment issues in the United States which dampened economic growth. In the third quarter of fiscal 2012 some of these concerns have subsided as unemployment issues have slightly improved and European debt issues appear to be being treated more aggressively. All of the above have contributed to unusually large swings in quarterly year over year revenue comparisons over the past three years.

Revenue for the quarter ended April 1, 2012 was $312.4 million, a decrease of $40.8 million or 12% from revenue of $353.2 million for the same quarter of the previous fiscal year.  The decrease in revenue was due to a declining global macroeconomic environment compared to the previous fiscal year.  During the first and second quarters of fiscal year 2012 the Company saw a slow down in orders as global economic sluggishness appeared to affect the ordering patterns of our customers. In response to this sluggishness, customers lowered their inventory balances. However, in the third quarter of fiscal 2012 the Company grew revenues 6% sequentially over the second quarter of fiscal 2012. In addition, the Company saw bookings improvements over the second quarter in each of its major end-markets lead by the industrial and automotive end-markets.

Revenue for the quarter ended April 1, 2012 decreased over the prior fiscal year quarter due to a lower number of units shipped, while the average selling price (“ASP”) remained flat.  The number of units shipped decreased by approximately 13% from 196.9 million units in the third quarter of fiscal year 2011 to 171.6 million units in the third quarter of fiscal year 2012.  The ASP of $1.81 per unit in the third quarter of fiscal year 2012 was flat compared to the ASP of $1.80 per unit in the third quarter of fiscal year 2011.

Geographically, revenues for the quarter ended April 1, 2012 decreased in each major geographical region compared to the same quarter of the previous fiscal year. International revenues for the quarter ended April 1, 2012 were $220.1 million or 70% of revenues, a decrease of $32.8 million as compared to international revenues of $252.9 million or 72% of revenues for the same period in the previous fiscal year.  Revenues for the quarter ended April 1, 2012 for Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $107.6 million or 34% of revenues, while sales to Europe and Japan were $65.1 million or 21% of revenues and $47.4 million or 15% of revenues, respectively.  Domestic revenues were $92.3 million or 30% of revenues in the third quarter of fiscal year 2012, a decrease of $8.0 million from $100.3 million or 28% of revenues in the same period of fiscal year 2011.

Revenue for the nine months ended April 1, 2012 was $936.6 million, a decrease of $188.8 million or 17% from revenue of $1,125.4 million for the same period of the previous fiscal year.  The decrease in revenues for the nine months ended April 1, 2012 from the same period of the previous fiscal year was due to similar factors as the third fiscal quarter described above. In addition, in the current fiscal year the Company sold fewer products used in computer tablets. The total number of units shipped decreased by approximately 23% from 664.7 million units in the nine months ended April 3, 2011 to 513.3 million units in the current fiscal year.  The ASP for the nine months ended April 1, 2012 was higher at $1.81 per unit as compared to $1.70 per unit in the same period of fiscal year 2011. The ASP increased in the current fiscal year due to the Company having a smaller percentage of revenues used in computer tablets and a higher percentage of revenues in the industrial and automotive business with higher ASP's.

Geographically, revenues for the nine months ended April 1, 2012 decreased in each major geographical region compared to the same period of the previous fiscal year. International revenues for the nine months ended April 1, 2012 were $665.1 million or 71% of revenues, a decrease of $154.5 million as compared to international revenues of $819.6 million or 73% of revenues for the same period in the previous fiscal year.  Revenues for the nine months ended April 1, 2012 for ROW, represented $334.0 million or 36% of revenues, while sales to Europe and Japan were $181.0 million or 19% of revenues and $150.1 million or 16% of revenues, respectively.  Domestic revenues were $271.5 million or 29% of revenues for the nine months ended April 1, 2012, a decrease of $34.3 million from $305.8 million or 27% of revenues in the same period of fiscal year 2011.

Gross profit of $234.7 million for the quarter ended April 1, 2012 decreased $39.4 million or 14% from gross profit of $274.1 million in the third quarter of fiscal year 2011. Gross profit of $705.3 million for the nine months ended April 1, 2012 decreased $174.6 million or 20% from gross profit of $880.0 million in the same period of fiscal year 2011. Gross profit as a percentage of revenues decreased to 75.1% in the third quarter of fiscal year 2012 as compared to 77.6% for the same period in the previous fiscal year. Gross profit as a percentage of revenues decreased to 75.3% for the nine months ended April 1, 2012 as compared to 78.2% for the same period in the previous fiscal year. The decrease in gross profit as a percentage of revenues for the three and nine months ended April 1, 2012 was primarily due to spreading fixed costs over a lower sales base, partially offset by higher ASP's and lower employee profit sharing.

Research and development (“R&D”) expense for the quarter ended April 1, 2012 was $57.6 million, an increase of $2.2 million or 4% over R&D expense of $55.4 million for the same period in the previous fiscal year.  R&D increased $2.5 million due to higher labor costs primarily due to increased headcount from the Dust acquisition that occurred at the end of the second quarter of fiscal 2012. In addition, other R&D expenses increased $2.1 million due to other R&D expenses such as mask costs, depreciation, supplies and $0.5 million of intangible amortization related to Dust. Offsetting these increases was a $1.9 million decrease to the employee profit sharing accrual and a $1.0 million decrease in stock-based compensation.

R&D expense for the nine months ended April 1, 2012 was $165.0 million, a decrease of $5.6 million or 3% from R&D expense of $170.6 million for the same period in the previous fiscal year.  The decrease in R&D expense was primarily due to a $8.3 million decrease in employee profit sharing and a $3.8 million decrease in stock-based compensation costs. Offsetting these decreases was a $3.2 million increase in compensation costs primarily due to increased headcount from the Dust acquisition and an increase in annual merit compensation. In addition, other R&D expenses increased $2.8 due to higher costs such as masks, depreciation, supplies and $0.5 million of intangible amortization related to Dust.

Selling, general and administrative expense (“SG&A”) for the quarter ended April 1, 2012 was $37.2 million, a decrease of $2.5 million or 6% from SG&A expense of $39.7 million for the same period in the previous fiscal year.  The decrease in SG&A expense was primarily due to a $1.7 million decrease in employee profit sharing and a $0.7 million decrease in stock-based compensation costs. In addition, other SG&A expenses decreased $1.1 million primarily due to lower advertising costs. Offsetting these decreases was a $1.0 million increase in compensation costs due to increased headcount and an increase in annual merit compensation.

SG&A for the nine months ended April 1, 2012 was 109.8 million, a decrease of $15.0 million or 12% from SG&A expense of $124.7 million for the same period in the previous fiscal year.  The decrease in SG&A expenses was primarily due to a $6.8 million decrease in legal expense due to the prior year period having a one-time legal charge of $5.3 million. In addition, SG&A expense decreased due to a $6.4 million decrease in employee profit sharing and a $2.5 million decrease in stock-based compensation costs. Other SG&A expenses decreased $1.4 million primarily due to lower advertising costs. Offsetting these decreases was a $2.1 million increase in compensation costs due to increased headcount and an increase in annual merit compensation.

Interest expense was $11.9 million and $35.6 million, respectively, for the third quarter and the nine months ended April 1, 2012, an increase of $0.2 million and a decrease of $6.9 million, respectively, from the corresponding periods of fiscal year 2011. Interest expense decreased for the nine months ended April 1, 2012 due to the cash redemption of $395.8 million of the Company's 3.0% Convertible Senior Notes on November 1, 2010.

The Company incurred $3.2 million in transaction costs related to the acquisition of Dust Networks during the second quarter of fiscal 2012. Included in the $3.2 million were $1.7 million of Dusts acquisition expenses.

Interest income was $1.2 million and $3.5 million, respectively, for the third quarter and the nine months ended April 1, 2012, decreases of $2.1 million and $3.2 million, respectively, from the corresponding periods of fiscal year 2011. Interest income decreased because the prior year periods interest income included a gain of $1.7 million due to the settlement of a lawsuit during the third quarter of fiscal year 2011. In addition, interest income decreased due to a decrease in the average interest rate earned on the Company's cash, cash equivalents and marketable securities balances.

The Company's effective income tax rate for the third quarter of fiscal year 2012 was 23.75% as compared to 17% in the same quarter of fiscal year 2011.  The increase in the effective income tax rate from the prior year period was primarily due to lower quarterly discrete tax benefits recognized in the third quarter of fiscal 2012. During the prior year period the Company recognized discrete tax benefits totaling $16.2 million while in the third quarter of fiscal 2012 the Company realized $4.2 million of discrete tax benefits. The prior year period included the reversal of estimated liabilities for uncertain tax benefits primarily as a result of an IRS settlement and the lapse of the statutory audit period for fiscal 2007. In the third fiscal quarter of 2012, discrete tax benefits resulted primarily from the reversal of estimated liabilities for uncertain tax benefits pertaining to the lapse of the statutory audit period for fiscal 2008 and benefits realized from fiscal 2011 upon completion and filing of the Company's U.S. Federal income tax return.

The Company's effective tax rate for the first nine months of fiscal year 2012 was 25.4% as compared to 23.0% in the same period of fiscal year 2011, primarily as a result of lower discrete tax benefits recognized in fiscal 2012 as noted above. The Company's effective income tax rate for both periods excluding quarterly discrete tax benefits was 26.5%.

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

The Company's revenues increased 6% from the second quarter of fiscal year 2012, in-line with the mid-point of the Company's guidance given at the beginning of the quarter. This was a transitional quarter for the Company as it returned to growth in revenue and profit after two consecutive quarters of revenue and profit declines. Bookings began to improve at the end of the second quarter and were stronger in each month of the March quarter over the corresponding months of the prior quarter. Bookings improved in each of the Company's major end-markets led by industrial and automotive. The Company had a positive book to bill ratio in the March quarter. The Company's operating margin of 45% was similar to last quarter. The Company's third quarter results include Dust Networks, which was acquired in late December 2011. While revenues from Dust in the quarter were not significant, Dust's operating expenses included in the Company's consolidated results had a minor negative impact on operating margins and net income.
Given the improvement in bookings and the broad distribution of this strength across all of the Company's major end-markets, we expect quarterly sequential revenue growth in the 4% to 8% range in the June quarter. In addition, we expect operating income and operating margin to improve.

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

Liquidity and Capital Resources

At April 1, 2012, the Company’s cash, cash equivalents and marketable securities balances were $1.1 billion in aggregate, representing an increase of $189.3 million over the July 3, 2011 balances of $922.5 million. The increase was primarily due to positive cash flows from operations of $407.8 million which was offset by $23.4 million to acquire Dust Networks; $39.3 million to purchase common stock, of which $25.2 million was used to purchase 884,600 shares of the Company's common stock in the open market and $14.1 million to purchase shares to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards; $32.1 million for capital additions; and $169.8 million for the payment of cash dividends, representing $0.73 per share for the first nine months of fiscal year 2012.  Working capital at April 1, 2012 was $1.3 billion.

Accounts receivable totaled $145.1 million at the end of the third quarter of fiscal year 2012, a decrease of $24.5 million from the July 3, 2011 balance of $169.6 million.  The decrease is primarily due to lower shipments in the third quarter of fiscal year 2012 as compared to the fourth quarter of fiscal year 2011.  Inventory totaled $79.9 million at the end of the third quarter of fiscal year 2012, an increase of $7.7 million over the fourth quarter of fiscal year 2011.  The increase in inventory was primarily due to an increase in the Company's work in process inventory and to a lesser extent, due to inventory acquired as a result of the Dust Networks acquisition.

Net property, plant and equipment decreased $4.2 million from the fourth quarter of fiscal year 2011 due to fixed assets additions of $32.1 million offset by $36.3 million in depreciation expense.  The additions were for equipment in all of the Company’s facilities to increase capacity. Goodwill and intangible assets increased $9.3 million over the fourth quarter of fiscal year 2011 resulting from the acquisition of Dust Networks.

Accrued payroll and related benefits decreased $37.0 million from the fourth quarter of fiscal year 2011 primarily due to a decrease in the profit sharing accrual balance.  The Company accrues for profit sharing on a quarterly basis, but distributes payouts to employees on a semi-annual basis during the first and third quarters of each fiscal year.

In April 2012, the Company's Board of Directors declared a cash dividend of $0.25 per share. The dividend will be paid on May 30, 2012 to stockholders of record on May 18, 2012. The payment of future dividends will be based on the Company's financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future.

Off Balance-Sheet Arrangements

As of April 1, 2012, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of its 3.0% Convertible Senior Notes due May 1, 2027.  Through the third quarter of fiscal year 2012, the Company has retired $154.9 million in face value, leaving a remaining balance of $845.1 million.  The Company pays cash interest at an annual rate of 3.0%, payable semiannually on November 1 and May 1 of each year. See Note 8 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information.

Fair Value

As of April 1, 2012, the Company’s cash equivalents and marketable securities investments in debt securities had a fair value of $1,006.5 million.  The Company’s cash equivalents and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. See Note 5 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information. Most of the Company’s investments in debt instruments have an investment rating of AA+ to AAA.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 3, 2011.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2011.  At April 1, 2012, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of April 1, 2012.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act at a reasonable assurance level is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended April 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the third quarter of fiscal year 2012, 70% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In the past year, natural disasters in Japan and Thailand have affected the global marketplace.

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

On April 1, 2012, we have debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A Notes” or the “Notes”). Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (January 2, 2012 – January 29, 2012)	-			-
Month #2 (January 30, 2012 – February 26, 2012)	-	-	-	-
Month #3 (February 27, 2012 – April 1, 2012)	-	-	-	-
Total	-	-	-	8,615,400

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

Item 4.    Mine Safety Disclosures

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

LINEAR TECHNOLOGY CORPORATION

DATE:	May 3, 2012	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)