Form 10-K
period 2012-07-01
LINEAR TECHNOLOGY CORP /CA/
filed 2012-08-29
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,404,000,000 as of December 30, 2011 based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 230,269,709 shares of the registrant's common stock issued and outstanding as of July 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the "2012 Proxy Statement") for the 2012 Annual Meeting of Stockholders, to be filed subsequently.

LINEAR TECHNOLOGY CORPORATION

FORM 10-K
For the Fiscal Year Ended July 1, 2012

PART I

ITEM 1.	BUSINESS

Except for historical information contained in this Annual Report on Form 10-K ("Form 10-K"), certain statements set forth herein, including statements regarding future revenues and profits; future conditions in the Company’s markets; availability of resources and manufacturing capacity; resolution of certain tax matters; and the anticipated impact of current and future lawsuits and investigations are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders for the Company’s products, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below.  Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.  Words such as “expect,” “anticipate,” "forecast," “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  See “Risk Factors” in the “Business” section of this Form 10-K for a more thorough list of potential risks and uncertainties.

General

Linear Technology Corporation (together with its consolidated subsidiaries, "Linear," “Linear Technology” or the “Company”), a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for three decades. The Company's products provide an essential bridge between our analog world and the digital electronics in communications, networking, industrial, automotive, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule subsystems, and wireless sensor network products. Linear circuits are used in various applications including factory automation, process control, industrial and laboratory instrumentation, security monitoring devices, complex medical devices, telecommunications, networking products such as power over Ethernet switches; automotive electronics, tablet, notebook and desktop computers; computer peripherals, video/multimedia, military, space and other harsh environment systems; and high-end consumer products.The Company is a Delaware corporation; it was originally organized and incorporated in California in 1981. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

Available Information

The Company makes available free of charge through its website, www.linear.com, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission (“SEC”). These reports may also be requested by contacting Paul Coghlan, Vice President of Finance and Chief Financial Officer, 1630 McCarthy Blvd., Milpitas, CA 95035. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K. In addition, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or may obtain information by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that the Company files electronically with the SEC at http://www.sec.gov.

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

Products and Markets

Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products and multi-customer application specific products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the analog integrated circuit market. “High performance” may be characterized by higher precision, higher efficiency, lower noise, lower power, higher linearity, higher speed, higher voltage, more subsystem integration on a single chip and many other special features. Increased demand for more complex integrated analog solutions has fostered the expansion of the Company's products to include fully integrated module solutions for system power, signal processing and data acquisition applications. The Company's Smartmesh IP and WirelessHART technology offers complete wireless network based solutions using low power electronic components, board level products and software addressing high level applications such as industrial process automation, data center energy management, building energy management, renewable energy monitoring, and transportation management systems. The Company focuses virtually all of its design efforts on proprietary products, which at the time of introduction are original designs by the Company offering unique characteristics differentiating them from those offered by competitors.
Although the types and mix of linear products vary by application, the Company's principal product categories are as follows:
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

Data Converters - These circuits change linear (analog) signals into digital signals, or vice versa, and are often referred to as data acquisition subsystems, A/D converters and D/A converters.  The accuracy and speed with which the analog signal is converted to its digital counterpart (and vice versa) is considered a key characteristic for these devices.  Low speed data converters may have resolution up to 24 bits, while high speed converters may operate in the region of 100’s of megahertz sample rates.

Battery Stack Monitors- These circuits monitor the voltage on individual battery cells that are connected in a series. By combining many of these circuits, the voltage of every cell in very high voltage battery string can be monitored. This is a necessary function to maintain the health, longevity and safety of such systems. High voltage battery strings are used in electric and hybrid electric vehicles, battery back-up systems, portable power systems and other high power battery systems.

Silicon Oscillators and Timer BloxTM- These general purpose circuits provide a wide range of timing functions and clock signals for frequencies ranging from less than 1Hz up to 170MHz. They operate without a quartz crystal or ceramic resonator, and are designed to be simple, small and robust. The functions provided by these parts cover a broad range of applications, including event synchronization and timing, switching regulation, signal-generation, analog-to-digital conversion and digital-to-analog conversion.

PLL Synthesizers- A phase locked loop ("PLL") locks the phase and frequency of a higher frequency device (usually a voltage controlled oscillator) to a more stable, lower frequency device. As a black box, the PLL can be viewed as a frequency multiplier. A PLL is employed when there is the need for a high frequency local oscillator source. Example applications are numerous and include wireless/optical communications and networking, medical devices and instrumentation.

SmartMesh® Wireless Sensor Network Systems- SmartMesh®IP and WirlessHart technology consists of low power electronic components, board level products, and software. SmartMesh® sensor networks are comprised of a self-forming mesh of nodes, or "motes," which collect and relay data, and a network manager that monitors and manages network performance and sends data to the host application, enabling wireless monitoring/control of physical attributes such as temperature, pressure, light, sound and motion.

Isolated µModule Transceivers- Isolated µModule transceivers use magnetically coupled technology to provide data and power isolation in a system in a package module. They integrate inductive/magnetic components, dedicated integrated circuit functions and power on a single substrate printed circuit board, all encapsulated in a standard plastic package.

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

Signal Chain µModule products- Complete signal chain functions utilizing data converters, filter, amplifiers, RF circuits, and related passive components are encapsulated as system-in-a-package modules.  Signal Chain µModule products simplify the design and eliminate circuit board layout problems and individual component selection for high performance systems, while requiring only normal IC handling and board manufacturing processes.

Other - Other linear circuits include buffers, battery monitors, motor controllers, hot swap circuits, comparators, sample-and-hold devices, timers, oscillators, drivers and filters (both switched capacitor and continuous time) which are used to limit and/or manipulate signals in such applications as cellular telephones, base stations, navigation systems and industrial applications.

Linear circuits are used in various applications including factory automation, process control, industrial and laboratory instrumentation, security monitoring devices, complex medical devices, telecommunications, networking products such as power over Ethernet switches; automotive electronics, tablet, notebook and desktop computers; computer peripherals, video/multimedia, military, space and other harsh environment systems; and high-end consumer products. The Company focuses its product development and marketing efforts on high performance applications where the Company believes it can position itself competitively with respect to product performance and functional value. The following table sets forth examples of product families by end-market applications:

Market	End Applications/Products	Example Product Families
Industrial	Flow or rate metering	D to A converters
	Position/pressure/temperature sensing and controls	Power monitors and controllers
	Robotics	Current senses amplifiers
	Energy management/harvesting	Temperature sensors
	High brightness lighting	Delta-Sigma A/D converters
	Process control data communication	High speed A/D converters
	Factory automation	SAR A/D converters
	Security and surveillance system	High performance operational
	Remote meter reading	amplifiers
	Wireless sensor networks	Interface (RS 485/232) products
	RFID transponders	Precision operational amplifiers
	Scanning electron microscopes	Instrumentation amplifiers
	Solar power	Silicon oscillators
	Voltmeters/multimeters/ oscilloscopes/curve tracers	Precision comparators
	Test equipment	Precision voltage references
	Logic/network analyzers	Monolithic filters
	Weighing scales	Switching voltage regulators
	Analytic and test equipments	Hot swap circuits
	Gas chromatographs	DC-DC converters
	X-Ray, EKG, MRI, PET,CAT scanners	µModule power products
	Particle accelerators	PoE interface controllers
	DNA and blood analyzers	Push button controllers
	Patient monitors	Ideal diode controllers
	Infusion pumps	Surge stoppers
IR cameras

Space/Military/ Harsh	Communications	Space qualified (JAN/QML)
Environment	Satellites	Radiation hardened products
	Guidance and navigation systems	Military plastic
	Displays	Military hermetic (SMD's)
	Firing controls	Extreme temperature
Ground support equipment
Sonar systems
Surveillance equipment
Ordnance
Radar systems
GPS
JTRS manpacks

Automotive	Entertainment systems	Battery gas gauges
	Hybrid/electric vehicle battery systems	Isolated µModule power products
	Navigation and safety system	Low drop out voltage regulators

	Headlamps	LED driver controllers
	Daytime running lights	Li-ion battery chargers/ stack
	Dashboard instrumentation	monitors over/ under voltage
	Emission controls	protection controllers
	Collision avoidance systems	Timer Blox
	Radar adaptive cruise control	Battery management systems
Heads-up-displays
Idle stop and go systems
Electronic steering and braking
Antenna power supplies

Communications	Cellular phones	DC - DC converters
	Smart phones	V.35 transceivers
	Cellular basestations (CDMA/WCDMA/GSM/	Isolated µModule power products
	LTE/ WiMAX)	Variable gain amplifiers
	Point-to-point wireless modems	High-speed amplifiers
	Fax machines	High speed A/D converters
	PBX switches	Digital power monitors and
	Optical networking	Active bridge controllers
	Channel service units/data service units	Power detectors
	Cable modems/networks	Low noise operational amplifiers
	Internet appliances	Micropower products
	Servers/ routers/switches	Power management products
	Power over Ethernet	Switched capacitor filters
	Wireless Access Points	I2C bus buffers
Voltage references
Voltage regulators/supervisors
Data converter products
Hot Swap controllers
Multi-protocol circuits
Thermoelectric coolers
µModule power products
Power amplifier controllers
RF power detectors
Mixers/Modulators/Demodulators
Battery chargers
Power over Ethernet controllers
Multi-Phase switching regulators

Computer/High-End Consumer	Communications/interface modems
	Disk drives	Battery chargers
	Solid state disc drives	DC - DC converters
	Notebook computers	Electronic circuit breakers
	Desktop computers	Hot Swap controllers
	Workstations	Line drivers/ receivers
	LCD monitors/projectors	USB power controller/ chargers

Plotters/printers	Low drop out linear regulators
Digital still cameras	Micropower products
High Definition TVs	Multi-Phase switching regulators
Satellite radios	PCMCIA power switching
Battery chargers	Power management
Electronic toys	Power sequencing/monitoring
Video/multimedia systems	Isolated µModule transceivers
Digital video recorders	Video amplifiers
Set top boxes/Satellite TV receivers	High speed A/D converters
Plasma and LCD display TVs	Nano current voltage supervisors
Bluetooth headsets
Hand-held GPS units
Tablet PCs
Media players
Video/multimedia systems

Marketing and Customers

The Company markets its products worldwide primarily through a direct sales staff and through electronics distributors to a broad range of customers in diverse industries. Distributor and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements.  The Company’s primary domestic distributor, Arrow Electronics, accounted for 13% of revenues during fiscal year 2012 and 13% of accounts receivable as of fiscal year 2012 year-end; 10% of revenues during fiscal year 2011 and 16% of accounts receivable as of fiscal year 2011 year-end; and 11% of revenues during fiscal year 2010 and 11% of accounts receivable as of fiscal year 2010 year-end.  Arrow's percentage of revenues increased in fiscal 2012 over fiscal 2011 due to Arrow acquiring one of the Company's smaller distributor customers.  Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of revenues for fiscal years 2012, 2011 or 2010. No other distributor or customer accounted for 10% or more of accounts receivable as of fiscal year 2012 or 2011 year-ends.

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

The Company has an agreement with one independent sales representative in South America and one in India.  Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with four independent distributors in North America, four in Europe, three in China, eight in Japan, three in Taiwan, three in Russia, and one each in Korea, Singapore, Malaysia, Thailand, India, South Africa, Philippines, Israel, Brazil, Australia, and New Zealand.

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

During fiscal years 2012, 2011 and 2010, international revenues were $900.1 million or 71% of revenues, $1,078.2 million or 73% of revenues, and $841.8 million or 72% of revenues, respectively. Because the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates.  During fiscal years 2012, 2011 and 2010, domestic revenues were $366.5 million or 29% of revenues, $405.7 million or 27% of revenues, and $328.2 million or 28% of revenues, respectively.

The Company’s backlog of released and firm orders was approximately $142.5 million at July 1, 2012 as compared with $127.5 million at July 3, 2011.  The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months.  Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty.  Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month.   Also, the Company’s agreements with certain domestic distributors provide for price protection.  Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

Manufacturing

The Company’s wafer fabrication facilities are located in Camas, Washington (“Camas”) and Milpitas, California (“Hillview”).  Each facility was built to Company specifications to support a number of sophisticated process technologies and to satisfy rigorous quality assurance and reliability requirements of United States military specifications and major worldwide OEM customers.  In addition to wafer fabrication facilities, the Company has an assembly and test facility located in Malaysia and a test and distribution facility located in Singapore.  All of the Company’s wafer fabrication, assembly, and test facilities have received ISO 9001, TS 16949 and ISO 14001 certifications.

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

Process Families	Benefits/ Market Advantages	Product Application
P-Well SiGate CMOS	General purpose, stability	Switches, filters, data conversion, chopper amplifiers
N-Well SiGate CMOS	Speed, density, stability	Switches, data conversion
Bi-CMOS	Speed, density, stability, flexibilities	Data conversion, power controller, battery management
High Power Bipolar	Power (100 watts), high current (10 amps)	Linear and smart power products, switching regulators
Low Noise Biploar	Precision, low current, low noise, high gain	Op amps, voltage references
High Speed Bipolar	Fast, wideband, video high data rate	Op amps, video, comparators, switching regulators
JFETS	Speed, precision, low current	Op amps, switches, sample and hold
Rad-Hard	Total dose radiation hardened	All space products
Complementary Bipolar	Speed, low distortion, precision	Op amps, video amps, converters
CMOS/Thin Films	Stability, precision	Filters, data conversion
High Voltage CMOS	High voltage general purpose compatible wtih Bipolar	Switches, chopper amplifiers
Bipolar/Thin Films	Precision, stability, matching	Converters, amplifiers
RF Bipolar	High speed, low power	RF wireless, high speed data communications
BCD (Bipolar CMOS DMOS)	Higher density, high speed, lower current	Switchers, controllers

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

The majority of processed wafers are sent to the Company’s assembly facility in Penang, Malaysia and a small portion are sent to offshore independent assembly subcontractors. The Penang facility opened in fiscal year 1995 and currently services approximately 85% to 95% of the Company’s assembly requirements for plastic packages. During fiscal year 2012, the Penang operation was expanded, adding a 130,000 square foot building adjacent to the existing facility, 35,000 square feet of which will be used for future assembly and test expansion. This takes the Penang facility manufacturing floor space to a total of 242,000 square feet. The Company’s primary assembly subcontractor is UTAC, located in Thailand. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

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

Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal year 2013.

Patents, Licenses and Trademarks

The Company has been awarded 664 United States and international patents and has considerable pending and published patent applications outstanding. Although the Company believes that these patents and patent applications may have value, the

Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

As is common in the semiconductor industry, the Company has at times been notified of claims that it may be infringing patents issued to, or other proprietary rights held by others and has periodically been involved in litigation pertaining to such matters.  If it appears necessary or desirable, the Company may seek licenses under such patents or rights, although there can be no assurance that all necessary licenses can be obtained by the Company on acceptable terms.  In addition, from time to time the Company may negotiate with other companies to license patents, products or process technology for use in its business.

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

As of July 1, 2012, the Company had 1,181 employees involved in research, development and engineering related functions, as compared to 1,129 employees at the end of fiscal year 2011.  The Company has remote design centers throughout the United States, as well as in Singapore, China and Germany as part of the Company’s strategy of obtaining and retaining analog engineering design talent.  For fiscal years 2012, 2011 and 2010, the Company spent approximately $224.5 million, $226.5 million and $199.0 million, respectively, on R&D.  The decrease in R&D expenses in fiscal year 2012 from fiscal year 2011 was primarily due to lower profit sharing and stock based compensation costs offset by higher employee compensation costs related to headcount and merit.

Government Contracts

The Company currently has no material U.S. Government contracts.

Employees

As of July 1, 2012, the Company had 4,365 employees, including 465 in marketing and sales, 1,181 in research, development and engineering related functions, 2,610 in manufacturing and production, and 109 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

Competition

The Company competes in the high performance segment of the linear market. The Company’s major competitors include Analog Devices, Intersil, Maxim Integrated Products and Texas Instruments. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. The Company believes it competes favorably with respect to these factors, although the Company may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of August 1, 2012, are as follows:

Name	Age	Position
Robert H. Swanson, Jr.	73	Executive Chairman of the Board of Directors
Lothar Maier	57	Chief Executive Officer
Paul Chantalat	62	Vice President Quality and Reliability
Paul Coghlan	67	Vice President of Finance and Chief Financial Officer; Secretary
Robert C. Dobkin	68	Vice President of Engineering and Chief Technical Officer
Alexander R. McCann	46	Vice President and Chief Operating Officer
Richard Nickson	62	Vice President of North American Sales
David A. Quarles	46	Vice President of International Sales
Donald Paulus	55	Vice President and General Manager, D Power Products
Steve Pietkiewicz	52	Vice President and General Manager, S Power Products
Robert Reay	51	Vice President and General Manager, Mixed Signal Products
Erik M. Soule	48	Vice President and General Manager, Signal Conditioning Products

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

Mr. McCann was named Chief Operating Officer of Linear Technology in January 2005, prior to that Mr. McCann served as Vice President of Operations since January 2004. Prior to joining the Company, he was Vice President of Operations at NanoOpto Corporation in Somerset, NJ from July 2002 to December 2003, Vice President of Worldwide Operations at Anadigics Inc. in Warren, NJ from December 1998 to June 2002 and held various management positions at National Semiconductor UK Ltd. from August 1985 to September 1998. Mr. McCann received a B.S. (equivalent) in Electrical and Electronic Engineering in 1985 from James Watt College and an MBA in 1998 from the University of Glasgow Business School.

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

Mr. Pietkiewicz has served as Vice President and General Manager of S Power Products since July 2007 and as General Manager of S Power Products since April 2005. From March 1995 until April 2005 he was a Design Engineering Manager responsible for switching regulator and linear regulator integrated circuits. Mr. Pietkiewicz began his employment at the Company as a design engineer in December 1987 after serving as a design engineer at Precision Monolithics, Inc. from May 1981 until July 1985, and Analog Devices Inc. from July 1985 until December 1987. Mr. Pietkiewicz received his BSEE degree from the University of California at Berkeley in 1981.

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

Mr. Soule has served as Vice President and General Manager of Signal Conditioning Products since July 2007 and as General Manager of Signal Conditioning Products since October 2004. He joined the Company in September 2002 as Product Marketing Manager of Signal Conditioning Products.  Prior to Linear Technology, Mr. Soule was Director of Marketing at Sensory, Inc. from 1997 to 2002. Prior to Sensory, he held various engineering and management positions at National from 1994 to 1997 and from 1986 to 1990 and Avocet, Inc. from 1990 to 1994. Mr. Soule received a B.S. in Electrical Engineering from Rensselaer Polytechnic Institute in 1986 and an MBA from San Jose State University in 1996.

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

We rely on our internal manufacturing facilities located in California and Washington to fabricate most of our wafers. We depend on outside silicon foundries for a small portion (less than 5%) of our wafer fabrication. We could be adversely affected in the event of a major earthquake, which could cause temporary loss of capacity, loss of raw materials, and damage to manufacturing equipment. Additionally, we rely on our internal and external assembly and testing facilities located in Singapore and Malaysia. We are subject to economic and political risks inherent to international operations, including changes in local governmental policies, currency fluctuations, transportation delays and the imposition of export controls or import tariffs. We could be adversely affected if any such changes are applicable to our foreign operations.

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

A portion of our wafers (approximately 5% to 15%) are processed offshore by independent assembly subcontractors primarily located in Thailand. These subcontractors separate wafers into individual circuits and assemble them into various finished package types. During periods of increasing demand and volatile lead times, sub-contractors can become over committed and therefore unable to meet all of their customer demand requirements thereby causing inconsistencies in availability of supply. In addition, reliability problems experienced by our assemblers could cause problems in delivery and quality, resulting in potential product liability to us. We could also be adversely affected by political disorders, labor disruptions, and natural disasters in these locations.

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

During fiscal year 2012, 71% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In the past years, natural disasters in Japan and Thailand have affected the global marketplace.

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

Our products may contain undetected errors or defects. Such problems may cause delays in product introductions and shipments, result in increased costs and diversion of development resources, cause us to incur increased charges due to obsolete or unusable inventory, require design modifications, or decrease market acceptance or customer satisfaction with these products, which could result in product returns. In addition, we may not find defects or failures in our products until after commencement of commercial shipments, which may result in loss or delay in market acceptance and could significantly harm our operating results. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products; further, such claims might be significantly higher than the revenues and profits we receive from our products involved as we are usually a component supplier with limited value content relative to the value of a complete system or sub-system. In most cases the Company has contractual wording that limits its liability to the replacement of the defective parts shipped. Liability claims could require us to spend significant time and money in litigation or to pay significant damages for which we may have insufficient insurance coverage. Any of these claims, whether or not successful, could seriously damage our reputation and business.

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

On July 1, 2012, we have debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A Notes” or the “Notes”). Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Our failure to repurchase the Notes or convert the Notes into cash or a combination of cash and shares upon exercise of a holder's conversion right in accordance with the provisions of the indentures would constitute a default under the applicable indenture. In addition, a default under the indenture could lead to a default under existing and future agreements governing our indebtedness. If, due to a default, the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay such indebtedness and the Notes.

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

ITEM 1B.	UNRESOLVED STAFF COMMMENTS

None

ITEM 2.	PROPERTIES

At July 1, 2012, the Company owned the major facilities described below:

No. of Bldgs	Location	Total Sq. Ft	Use
6	Milpitas, California	430,000	Executive and administrative offices, wafer fabrication, test and assembly operations, research and development, sales and marketing, and warehousing and distribution
1	Camas, Washington	105,000	Wafer fabrication
1	Chelmsford, Massachusetts	30,000	Research and development; sales and administration
1	Colorado Springs, Colorado	20,000	Research and development
1	Auburn, New Hampshire	20,000	Research and development
2	Singapore (A)	260,000	Test and packaging operations, warehousing and distribution, research and development, and sales and administration
1	Malaysia (B)	270,000	Assembly operations, research and development

(A)           Leases on the land used for this facility expire in 2021 through 2022 with an option to extend the lease for an additional 30 years.

(B)           Leases on the land used for this facility expire in 2054 through 2057.

The Company leases design facilities located in: Raleigh, North Carolina; Burlington, Vermont; Santa Barbara, California; Grass Valley, California; Phoenix, Arizona; Dallas, Texas; Munich, Germany; and Hangzhou, China. The Company leases sales offices in the United States in the areas of Chicago, Cleveland, Detroit, Minneapolis, Philadelphia, Sacramento, San Jose, Denver, Portland, Seattle, Austin, Houston, Raleigh, Irvine, Los Angeles and San Diego; and internationally in London, Stockholm, Helsinki, Ascheberg, Munich, Stuttgart, Paris, Milan, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai, Shenzhen, Chengdu, XiAn , Wuhan and Bangalore.  See Note 11 of Notes to Consolidated Financial Statements contained in this Form 10-K.  The Company believes that its existing facilities are suitable and adequate for its business purposes through fiscal year 2013.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Form 10-K.

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended July 1, 2012.  For the majority of restricted stock awards and units granted, the number of shares issued on the date the restricted stock awards and units vest is net of the minimum statutory tax withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the common stock repurchase totals in the following table, even though they are treated as common stock repurchases in our financial statements because they reduce the number of shares that would have been issued upon vesting.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (April 2, 2012 – April 29, 2012)	581,486	$32.29	581,486	8,033,914
Month #2 (April 30, 2012 - May 27, 2012)	418,514	$32.04	418,514	7,615,400
Month #3 (May 28, 2012 – July 1, 2012)	—	—	—	—
Total	1,000,000	$32.19	1,000,000	7,615,400

(1) On October 12, 2010, the Company's Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

Stock Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the S&P 500 and the Philadelphia Semiconductor Index for the period of five years commencing July 1, 2007 and ending July 1, 2012. The graph assumes that $100 was invested on July 1, 2007 in each of Linear Technology common stock, the S&P 500 Index, and the Philadelphia Semiconductor Index.

ITEM 6.    SELECTED FINANCIAL DATA

FIVE FISCAL YEARS ENDED July 1, 2012	2012	2011	2010	2009	2008
In thousands, except per share amounts
Income statement information
Revenues	$1,266,621	$1,483,962	$1,169,988	$968,498	$1,175,153
Net income	398,111	580,782	361,341	289,207	367,123
Basic earnings per share	$1.71	$2.52	$1.59	$1.28	$1.62
Diluted earnings per share	1.70	2.50	1.58	1.28	1.60
Weighted average shares outstanding – Basic	233,013	230,806	227,723	226,321	226,263
Weighted average shares outstanding – Diluted	234,298	232,772	228,860	226,837	229,905
Balance sheet information
Cash, cash equivalents and marketable securities	$1,203,059	$922,537	$958,069	$868,711	$966,701
Total assets	1,851,068	1,594,066	1,590,718	1,421,529	1,583,889
Convertible senior notes	805,599	785,732	1,159,886	1,280,617	1,532,640
Cash dividends per share	$0.98	$0.94	$0.90	$0.86	$0.78

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Linear Technology Corporation, a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for three decades. The Company's products provide an essential bridge between our analog world and the digital electronics in industrial, medical, instrumentation, communications, networking, automotive, computer, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule subsystems, and wireless sensor network products.

Fourth quarter revenues of $330.0 million increased $17.7 million or 5.7% over the previous quarter's revenue of $312.4 million and decreased $28.5 million or 8.0% from $358.6 million reported in the fourth quarter of fiscal year 2011. Net income of $103.3 million increased $4.8 million or 4.9% over the third quarter of fiscal year 2012 and decreased $54.9 million or 34.7% from the fourth quarter of fiscal year 2011. Net income for the fourth quarter of fiscal year 2011 benefited from a lower tax rate of 9.5% compared to the fourth quarter of fiscal year 2012 rate of 26.5%. The Company's tax rate in the prior year quarter included a quarterly tax benefit from a settlement with the IRS related to its audit of prior fiscal years. Diluted earnings per share of $0.44 per share in the fourth quarter of fiscal year 2012 increased $0.02 per share or 5% over the third quarter of fiscal year 2012 and decreased $0.24 per share or 35% from the fourth quarter of fiscal year 2011.

Revenue for fiscal year 2012 was $1.27 billion, a decrease of 14.6% or $217.3 million from revenue of $1.48 billion for the previous fiscal year. Net income of $398.1 million for fiscal year 2012 decreased $182.7 million or 31.5% from $580.8 million reported in the previous fiscal year. Fiscal year 2012 results were impacted by a $3.2 million charge related to acquisition costs for Dust Networks while the previous fiscal year benefited from a $4.2 million gain related to various legal settlements and from a lower tax rate of 19.8% compared to 25.7% in fiscal 2012. Diluted earnings per share for fiscal year 2012 was $1.70, a decrease of 32% or $0.80 per share from the prior fiscal year.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During fiscal years 2012 and 2011, the Company recognized approximately 16% and 14%, respectively, of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At July 1, 2012, the Company had approximately $51.5 million of deferred revenue and $10.2 million of deferred cost of sales recognized as $41.3 million of “Deferred income on shipments to distributors.” At July 3, 2011, the Company had approximately $59.7 million of deferred revenue and $12.1 million of deferred cost of sales recognized as $47.6 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment, as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company were to have a significant reduction in distributor price or grant significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have ranged from $2.7 million to $3.2 million per quarter.

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

	Fiscal Year Ended			Percentage Change
	July 1, 2012	July 3, 2011	June 27, 2010	2012 Over 2011	2011 Over 2010
Revenues	100.0%	100.0%	100.0%	(15)%	27%
Cost of sales	24.7	21.9	23.0	(4)	21
Gross profit	75.3	78.1	77.0	(18)	29
Expenses:
Research & development	17.7	15.3	17.0	(1)	14
Selling, general & administrative	11.7	11.1	11.8	(11)	20
	29.4	26.4	28.8	(5)	16
Operating income	45.9	51.7	48.2	(24)	36
Interest expense	(3.8)	(3.6)	(6.5)	(12)	(28)
Acquisition related costs	(0.2)	—	—	—	—
Interest and other income	0.4	0.7	1.1	(57)	(16)
Loss on early retirement of convertible senior notes	—	—	(0.9)	—	—
Income before income taxes	42.3%	48.8%	41.9%	(26)	48
Tax rate	25.7%	19.8%	26.3%

In each of the last three years, changes in the global macroeconomic climate have had a significant impact on the Company's revenues. In the second half of fiscal 2009 and the first half of fiscal year 2010 the Company's results were adversely affected by the worldwide recession attributed to global credit availability problems. In the second half of fiscal 2010, as well as in fiscal 2011, the Company experienced a snapback from the recession. Revenues increased rapidly resulting in extended lead times which caused customers to over order so that they would have adequate safety stock inventory. In fiscal year 2012, there were once again negative global macroeconomic concerns which dampened economic growth. All of the above have contributed to unusually large swings in quarterly and year over year revenue comparisons over the past three years.

 Fiscal year 2012 revenues of $1.27 billion decreased $217.3 million or 15% from record annual revenues of $1.48 billion in fiscal year 2011.  The decrease in revenue was due to a declining global macroeconomic environment compared to the previous fiscal year.  In response to the declining global economic environment, customers were more cautious and lowered their inventory balances. In fiscal 2012 revenues decreased in the industrial, communication, computer, consumer and military/space end-markets. Most of these declines were broad-based except for in the computer end-market where there was a large decrease in the Company's products used in computer tablets. Partially offsetting these decreases was an improvement in the automotive end-market. The Company has been focusing its efforts in the automotive end-market because of the increasing electronic content in automobiles. The Company continues to reduce its exposure to the consumer and cell-phone end-markets in favor of the industrial, automotive, communication infrastructure and military end-markets. The Company's bookings in the industrial, automotive, communication infrastructure, and military end-markets in aggregate were 84% of bookings in fiscal year 2012, as compared to 82% of booking for fiscal year 2011, 76% in fiscal 2010, and 64% in fiscal 2005.

Revenue for fiscal year 2012 decreased from the prior fiscal year due to a decrease in the number of units shipped, offset by an increase in the average selling price (“ASP”).  The number of units shipped decreased by approximately 20% from 862.1 million units in the fiscal year 2011 to 692.1 million units in the fiscal year 2012.   The ASP for fiscal year 2012 increased approximately 4% over $1.74 per unit in fiscal year 2011 to $1.81 per unit in fiscal year 2012.

Geographically, revenues in fiscal year 2012 decreased in each major geographical region compared to the prior fiscal year. International revenues were $900.1 million or 71% of revenues in fiscal year 2012, a decrease of $178.1 million from international revenues of $1,078.2 million or 73% of revenues in the previous fiscal year.  Internationally, sales to Rest of the World (“ROW”), which is primarily Asia excluding Japan, represented $452.4 million or 36% of revenues, while sales to Europe and Japan were $243.2 million or 19% of revenues and $204.5 million or 16% of revenues, respectively.  Domestic revenues were $366.5 million or 29% of revenues in fiscal year 2012, a decrease of $39.2 million from domestic revenues of $405.7 million or 27% of revenues in fiscal year 2011.

The Company achieved record annual revenues in fiscal year 2011 of $1.48 billion, an increase of $314.0 million or 27% over revenue of $1.17 billion in fiscal year 2010.  The increase in revenue was primarily due to an improved global macro-economic climate during the first half of fiscal 2011.  In addition, the beginning of the prior fiscal year was adversely impacted by the worldwide global credit and financial crisis, whereas the results for the second half of the prior fiscal year and the first half of the current fiscal year reflected a recovery from the worldwide recession. During the third and fourth quarters of fiscal year 2011 the Company began to see a slow down in revenue growth primarily related to the natural disasters in Japan and the related supply disruptions and the general economic sluggishness related to the US and European debt issues.

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

Geographically, revenues in fiscal year 2011 increased in each major geographical region compared to the prior fiscal year. International revenues were $1,078.2 million or 73% of revenues in fiscal year 2011, an increase of $236.4 million over international revenues of $841.8 million or 72% of revenues in the previous fiscal year.  Internationally, sales to ROW, represented $565.6 million or 38% of revenues, while sales to Europe and Japan were $297.1 million or 20% of revenues and $215.5 million or 15% of revenues, respectively.  Domestic revenues were $405.7 million or 27% of revenues in fiscal year 2011, an increase of $77.5 million over domestic revenues of $328.2 million or 28% of revenues in fiscal year 2010.

Gross profit for fiscal year 2012 was $954.1 million, a decrease of $205.4 million or 18% from gross profit of $1,159.5 million in fiscal year 2011.  Gross profit as a percentage of revenues decreased to 75.3% of revenues in fiscal year 2012 as compared to 78.1% of revenues in fiscal year 2011.  The decrease in gross profit as a percentage of revenues in fiscal year 2012 was primarily due to spreading fixed costs over a lower sales base, partially offset by slightly higher ASP's and lower employee profit sharing.

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

Research and development (“R&D”) expense for fiscal year 2012 was $224.5 million, a decrease of $2.0 million or 1% from R&D expense of $226.5 million in fiscal year 2011.  The decrease in R&D expense was primarily due to a $9.8 million decrease in employee profit sharing and a $3.9 million decrease in stock-based compensation costs. Offsetting these decreases was a $6.3 million increase in compensation costs primarily due to increased headcount from the acquisition of Dust Networks ("Dust") in December 2011 and an increase in annual merit compensation. In addition, other R&D expenses increased $3.8 million due to higher costs such as masks, depreciation, supplies and $1.6 million of intangible amortization related to Dust.

R&D expense for fiscal year 2011 was $226.5 million, an increase of $27.6 million or 14% over R&D expense of $199.0 million in fiscal year 2010.  The increase in R&D expenses was primarily due to an $11.7 million increase in employee profit-sharing and a $13.3 million increase in compensation costs. Compensation costs increased due to increased headcount; the prior year period had a temporary 5% reduction in base pay for part of the period; and fiscal year 2011 had an additional week of labor costs as the period had 27 pay periods rather than the customary 26 pay periods. In addition, other R&D expenses such as computer and software costs and employee travel expenses increased $2.6 million.

Selling general and administrative (“SG&A”) expense for fiscal year 2012 was $147.6 million, a decrease of $18.1 million or 11% from SG&A expense of $165.7 million in fiscal year 2011.  The decrease in SG&A expenses was primarily due to a $7.3 million decrease in legal expense as the prior year period had a one-time legal charge of $5.3 million. In addition, SG&A expense decreased due to a $7.5 million decrease in employee profit sharing and a $2.9 million decrease in stock-based compensation costs. Other SG&A expenses decreased $3.5 million primarily due to lower advertising costs. Offsetting these decreases was a $3.1 million increase in compensation costs due to increased headcount and an increase in annual merit compensation.

SG&A expense for fiscal year 2011 was $165.7 million, an increase of $27.1 million or 20% over SG&A expense of $138.5 million in fiscal year 2010.  The increase in SG&A expenses was primarily due to a $9.0 million increase in employee profit sharing and a $7.4 million increase in compensation costs. Compensation costs increased due to increased headcount; the prior year period had a temporary 5% reduction in base pay for part of the period; and fiscal year 2011 had an additional week of labor costs due to the period having 27 pay periods rather than the customary 26 pay periods. SG&A increased $5.3 million due to a one-time legal charge that occurred during the first quarter of fiscal year 2011 and a $5.4 million increase in other SG&A expenses, primarily advertising and employee travel expenses.

Interest expense for fiscal year 2012 was $47.5 million, a decrease of $6.7 million from $54.2 million in fiscal year 2011.  Interest expense decreased due to the cash redemption of $395.8 million of the Company's 3.125% Convertible Senior Notes on November 1, 2010.

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

The Company incurred $3.2 million in transaction costs related to the acquisition of Dust Networks during the second quarter of fiscal 2012. Included in the $3.2 million were $1.7 million of Dust's acquisition expenses.

Interest and other income for fiscal year 2012 was $4.6 million, a decrease of $6.1 million or 57% from interest and other income of $10.7 million in fiscal year 2011.  Interest and other income decreased because the prior year period included a gain of $4.2 million due tosettlements of lawsuits during the third and fourth quarters of fiscal year 2011. In addition, interest and other income decreased due to a decrease in the average interest rate earned on the Company's cash, cash equivalents and marketable securities balances.

Interest and other income for fiscal year 2011 was $10.7 million, a decrease of $2.1 million or 16% from interest income and other income of $12.8 million in fiscal year 2010.  The Company recognized a gain of $4.2 million on the settlements of two legal matters during fiscal year 2011 that was included in interest and other income. Interest income and other income decreased due to lower cash, cash equivalent and marketable securities balances as a result of the cash redemption of $395.8 million (principal amount) of the Company's 3.125% Convertible Senior Notes in the second quarter of fiscal year 2011 and a decrease in the average interest rate earned on the Company's cash, cash equivalents and marketable securities balances.

The Company's effective tax rate was 25.7% in fiscal year 2012 compared to 19.8% in fiscal year 2011.  The increase in the effective tax rate from fiscal year 2011 to fiscal year 2012 was primarily due to discrete tax benefits recognized in the second, third and fourth quarters of fiscal year 2011 as noted below. During fiscal 2012, the Company's annual effective tax rate was negatively impacted by the expiration of the federal R&D tax credit legislation commencing with the third quarter of fiscal 2012. This decrease was partially offset by a $4 million discrete tax benefit recognized in the third quarter of fiscal year 2012 primarily for reversal of estimated liabilities for uncertain tax positions for years that are no longer subject to audit . The Company expects that its annual effective tax rate for fiscal year 2013 will be approximately 27% absent quarterly discrete tax items, if any.

During the fourth quarter of fiscal year 2011 the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) reached an agreement to close all remaining matters pertaining to fiscal years 2002 through 2006. Accordingly, the Company released all remaining liabilities for uncertain tax positions pertaining to fiscal years 2002 through 2006 and recognized a discrete tax benefit totaling $29.7 million primarily due to the reversal of conservatively estimated liabilities for uncertain tax positions. As a result of the discrete tax benefit, the Company's effective tax rate for the fourth quarter of fiscal year 2011 was 9.5%.

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

The Company's effective tax rate was 19.8% in fiscal year 2011 compared to 26.3% in fiscal year 2010.  The Company's tax rate for fiscal year 2011 was lower primarily due to discrete tax benefits recognized in the second, third and fourth quarters noted above; the reinstatement of the R&D tax credit for the full fiscal year commencing with the second quarter of fiscal 2011, and increased tax benefits from domestic manufacturing. The Company's annual effective tax rate for the fiscal year 2011 was 26.5% exclusive of discrete items.

The Company's effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through August 2014 which the Company expects to extend if certain conditions are met. In addition, the Company receives tax benefits primarily from non-taxable interest income, domestic manufacturing and R&D tax credits.

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

The Company's fourth quarter financial results were in the mid range of its guidance set at the beginning of the quarter. Revenues grew 6% over the preceding third quarter and both gross margin and operating margin improved as a percent of sales. In a challenging global economic environment the Company's results improved as the year progressed. The Company grew revenues sequentially 6% in each of the last two quarters.  During the fiscal year the automotive end-market was the fastest growing end-market. Bookings in the automtive end-market grew 24% year over year.  The Company's largest end-market is industrial, which represented 40% of the Company's bookings.  Over the last three fiscal years industrial and automotive have been the fastest growing analog end-markets and the Company has grown these end-markets at a faster rate than the industry overall.

Forecasting future financial results remains difficult due to the continued general economic sluggishness in the U.S. and the European sovereign debt problems.  Historically, the Company's first fiscal quarter is a seasonally weak period in the European market and this could be exacerbated by the continuing debt crisis.  The Company expects that growth in Japan and others Asian markets will continue to offset weakness in Europe and flatness in the USA.  Given the current environment and the level of bookings the Company received over the past quarter, the Company is forecasting revenues to be flat to up 3% in the September quarter over the completed fourth fiscal quarter.

Liquidity and Capital Resources

At July 1, 2012, cash, cash equivalents and marketable securities totaled $1,203.1 million an increase of $280.5 million over the July 3, 2011 balance. The increase was primarily due to positive cash flows from operations of $565.2 million which was offset by $23.4 million to acquire Dust Networks; $76.1 million to purchase common stock, of which $57.4 million was used to purchase 1.9 million shares of the Company's common stock in the open market and $18.7 million to purchase shares to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards; $35.7 million for capital additions; and $228.5 million for the payment of cash dividends, representing $0.98 per share for fiscal year 2012.  Working capital at July 1, 2012 was $1,334.8 million.

The Company’s accounts receivable balance of $153.1 million at the end of fiscal year 2012 decreased $16.5 million from the July 3, 2011 balance of $169.6 million. The decrease is primarily due to lower shipments in the fourth quarter of fiscal year 2012 as compared to the fourth quarter of fiscal year 2011. Inventory totaled $79.7 million at the end of the fourth quarter of fiscal year 2012, an increase of $7.5 million over the fourth quarter of fiscal year 2011. The increase in inventory was primarily due to an increase in the Company's work in process inventory, primarily diebank, and to a lesser extent due to inventory acquired as a result of the Dust Networks acquisition. The Company maintains a relatively high quantity of diebank inventory, which are unpackaged integrated circuits in wafer form, to maintain low lead-times on customer orders.

Net property, plant and equipment decreased $12.7 million from the fourth quarter of fiscal year 2011 due to fixed assets additions of $35.7 million offset by $48.4 million in depreciation expense.  The additions were for equipment in all of the Company’s facilities to increase capacity. Goodwill and intangible assets increased $18.2 million over the fourth quarter of fiscal year 2011 resulting from the acquisition of Dust Networks.

Other non-current assets decreased $7.6 million primarily due to the amortization of offering fees related to the Convertible Senior Notes, the amortization of certain technology licenses and a decrease in the Company's long-term deferred tax assets.

Accrued payroll and related benefits totaled $78.0 million at the end of fiscal year 2012, a decrease of $12.0 million from the fourth quarter of fiscal year 2011.  The decrease is primarily due to the lower profit sharing accrual.  The Company accrues for profit sharing on a quarterly basis, but distributes payouts to employees on a semi-annual basis during the first and third quarters of each fiscal year.  Deferred income on shipments to distributors decreased by $6.3 million from the end of fiscal year 2011 primarily due to distributors decreasing their inventory balances in response to the sluggish economic environment in the USA.

As of July 1, 2012, the Company has not provided for U.S. federal and state income taxes on approximately $612 million of undistributed earnings of non-U.S. subsidiaries, since such earnings are considered permanently reinvested outside the United States. If in the future the Company decides to repatriate such foreign earnings, the Company would incur incremental U.S. federal and state income taxes. However, the Company's intent is to keep these funds permanently reinvested outside of the United States and current plans do not demonstrate a need to repatriate them to fund U.S. operations.

In July 2012, the Company’s Board of Directors declared a cash dividend of $0.25 per share.  The $0.25 per share dividend will be paid on August 29, 2012 to stockholders of record on August 17, 2012.  The payment of future dividends will be based on financial performance.

Historically, the Company has satisfied its quarterly liquidity needs through cash generated from operations.  Given its strong financial condition and performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the foreseeable future.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at July 1, 2012 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

(In thousands)	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017 and thereafter
Operating lease obligations (1)	$2,785	$1,918	$1,010	$567	$1,584
3.0% Convertible Senior Notes – principal and interest (2)	25,353	870,441	—	—	—
Total	$28,138	$872,359	$1,010	$567	$1,584

(1)
The Company leases some of its facilities under noncancelable operating leases that expire at various dates through fiscal 2057.  See Note 11 of Notes to Consolidated Financial Statement contained in this Form 10-K for additional information about operating leases.

(2)
In April 2007, the Company issued $1.0 billion aggregate principal amount of 3.00% Convertible Senior Notes due May 1, 2027. The Company pays cash interest at an annual rate of 3.0% payable semiannually on May 1 and November 1 of each year, beginning on November 1, 2007. The Company has purchased and retired $154.9 million face value of the 3.0% Convertible Senior Notes. The Company may redeem the remaining outstanding $845.1 million principal amount of the 3.00% Convertible Senior Notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 3.00% Convertible Senior Notes for cash on specified dates or upon a fundamental change.

Off-Balance Sheet Arrangements

As of July 1, 2012, the Company had no off-balance sheet financing arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s cash equivalents and marketable securities are subject to market risk, primarily interest rate and credit risk.  The Company’s investments are managed by outside professional managers within investment guidelines set by the Company.  Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.  The Company does not use derivative financial instruments in its investment portfolio. Based upon the weighted average duration of the Company’s investments at July 1, 2012, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company’s investments totaling approximately $9.4 million.  However, because the Company’s debt securities are classified as available-for-sale, no gains or losses are recognized by the Company in its results of operations due to changes in interest rates unless such securities are sold prior to maturity.  These investments are reported at fair value with the related unrealized gains or losses reported in accumulated other comprehensive income, a component of stockholders’ deficit. The Company generally holds securities until maturity. The Company’s sales outside the United States are transacted in U.S. dollars; accordingly, the Company’s sales are not generally impacted by foreign currency rate changes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

THREE YEARS ENDED JULY 1, 2012	2012	2011	2010
Revenues	$1,266,621	$1,483,962	$1,169,988
Cost of sales(1)	312,539	324,445	269,076
Gross profit	954,082	1,159,517	900,912
Expenses:
Research and development (1)	224,467	226,516	198,957
Selling, general and administrative(1)	147,579	165,691	138,544
Total operating expenses	372,046	392,207	337,501
Operating income	582,036	767,310	563,411
Interest expense(2)	(47,517)	(54,176)	(75,356)
Acquisition related costs	(3,195)	—	—
Interest income and other income	4,586	10,704	12,814
Loss on early retirement of convertible senior notes(3)	—	—	(10,458)
Income before income taxes	535,910	723,838	490,411
Provision for income taxes	137,799	143,056	129,070
Net income	$398,111	$580,782	$361,341
Basic earnings per share	$1.71	$2.52	$1.59
Shares used in the calculation of basic earnings per share	233,013	230,806	227,723
Diluted earnings per share	$1.70	$2.50	$1.58
Shares used in the calculation of diluted earnings per share	234,298	232,772	228,860
Cash dividends per share	$0.98	$0.94	$0.90

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$7,579	$8,785	$9,082
Research and development	35,389	39,359	39,130
Selling, general and administrative	18,257	21,077	21,708
(2) Amortization of debt discount (non-cash interest expense)	19,868	21,675	29,003
(3) Non-cash charge on early retirement of Convertible Senior Notes	—	—	10,458

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

JULY 1, 2012 AND JULY 3, 2011	2012	2011
Assets
Current assets:
Cash and cash equivalents	$213,418	$270,523
Marketable securities	989,641	652,014
Accounts receivable, net of allowance for doubtful accounts of $2,035 ($2,043 in 2011)	153,090	169,637
Inventories:
Raw materials	8,631	9,224
Work-in-process	52,440	45,659
Finished goods	18,593	17,312
Total inventories	79,664	72,195
Deferred tax assets	36,845	38,331
Prepaid expenses and other current assets	32,752	43,590
Total current assets	1,505,410	1,246,290
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	220,741	207,045
Manufacturing and test equipment	652,653	633,066
Office furniture and equipment	5,072	3,652
	907,303	872,600
Accumulated depreciation and amortization	(587,081)	(539,631)
Net property, plant and equipment	320,222	332,969
Identified intangible assets, net and goodwill	18,185	—
Other non-current assets	7,251	14,807
Total noncurrent assets	345,658	347,776
Total assets	$1,851,068	$1,594,066
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,459	$11,606
Accrued payroll and related benefits	77,978	89,997
Deferred income on shipments to distributors	41,333	47,587
Income taxes payable	13,546	5,255
Other accrued liabilities	26,265	28,361
Total current liabilities	170,581	182,806
Deferred tax liabilities	97,817	73,024
Convertible senior notes	805,599	785,732
Other long-term liabilities	40,563	46,893
Total liabilities	1,114,560	1,088,455
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 230,034 and 227,607 shares issued and outstanding at July 1, 2012 and July 3, 2011, respectively	230	227
Additional paid-in capital	1,587,815	1,465,871
Accumulated other comprehensive income, net of tax	165	1,130
Accumulated deficit	(851,702)	(961,617)
Total stockholders’ equity	736,508	505,611
Total liabilities and stockholders’ equity	$1,851,068	$1,594,066

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

THREE YEARS ENDED JULY 1, 2012	2012	2011	2010
Cash flow from operating activities:
Net income	$398,111	$580,782	$361,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,934	50,137	45,489
Tax (deficit) benefit on employee stock transactions	(2,575)	5,110	(996)
Stock-based compensation	61,225	69,221	69,920
Loss on early retirement of convertible senior notes	—	—	10,458
Amortization of convertible senior notes discount	19,868	21,675	29,003
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	17,290	7,237	(81,440)
Increase in inventories	(5,965)	(18,151)	(1,513)
Decrease (increase) in prepaid expenses, other current assets and deferred tax assets	12,001	(6,344)	(3,019)
Decrease (increase) in long-term assets	4,581	11,819	(2,598)
(Decrease) increase in accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	(22,330)	(52,210)	47,547
(Decrease) increase in deferred income on shipments to distributors	(6,254)	13,887	5,203
Increase (decrease) in income taxes payable	33,333	(12,228)	13,082
Cash provided by operating activities	565,219	670,935	492,477

Cash flow from investing activities:
Purchase of marketable securities	(1,046,120)	(805,146)	(706,167)
Proceeds from sale and maturities of available-for-sale securities	707,791	813,568	690,770
Acquisition of Dust Networks, net of cash assumed	(23,365)	—	—
Purchase of property, plant and equipment	(35,731)	(120,415)	(38,342)
Cash used in investing activities	(397,425)	(111,993)	(53,739)

Cash flow from financing activities:
Issuance of common stock under employee stock plans	79,650	66,932	23,836
Retirement of convertible senior notes	—	(395,830)	(163,964)
Purchase of common stock	(76,066)	(38,173)	(14,671)
Payment of cash dividends	(228,483)	(217,202)	(205,103)
Cash used in financing activities	(224,899)	(584,273)	(359,902)

(Decrease) increase in cash and cash equivalents	(57,105)	(25,331)	78,836
Cash and cash equivalents, beginning of year	270,523	295,854	217,018
Cash and cash equivalents, end of year	$213,418	$270,523	$295,854

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$91,315	$189,575	$118,254
Cash paid for interest expense	$25,831	$32,334	$42,370
See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except per share amounts)

THREE YEARS ENDED JULY 1, 2012	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at June 28, 2009	222,276	$222	$1,246,870	$5,095	$(1,438,524)	$(186,337)
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	2,474	3	23,833	—	—	23,836
Tax deficit from stock transactions	—	—	(996)	—	—	(996)
Purchase and retirement of common stock	(519)	(1)	(2,879)	—	(11,791)	(14,671)
Early extinguishment of convertible senior notes	—	—	(5,084)	—	—	(5,084)
Cash dividends - $0.90 per share	—	—	—	—	(205,103)	(205,103)
Stock-based compensation	—	—	69,920	—	—	69,920
Comprehensive income:
Unrealized loss on available-for-sale investments, net of $2,063 tax effect	—	—	—	(3,121)	—	(3,121)
Net income	—	—	—	—	361,341	361,341
Comprehensive income	—	—	—	—	—	358,220
Balance at June 27, 2010	224,231	224	1,331,664	1,974	(1,294,077)	39,785
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	4,509	4	66,928	—	—	66,932
Tax deficit from stock transactions	—	—	5,110	—	—	5,110
Purchase and retirement of common stock	(1,133)	(1)	(7,052)	—	(31,120)	(38,173)
Cash dividends - $0.94 per share	—	—	—	—	(217,202)	(217,202)
Stock-based compensation	—	—	69,221	—	—	69,221
Comprehensive income:
Unrealized loss on available-for-sale investments, net of $365 tax effect	—	—	—	(844)	—	(844)
Net income	—	—	—	—	580,782	580,782
Comprehensive income	—	—	—	—	—	579,938
Balance at July 3, 2011	227,607	227	1,465,871	1,130	(961,617)	505,611
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	4,908	5	79,645	—	—	79,650
Tax deficit from stock transactions	—	—	(2,575)	—	—	(2,575)
Purchase and retirement of common stock	(2,481)	(2)	(16,351)	—	(59,713)	(76,066)
Cash dividends - $0.98 per share	—	—	—	—	(228,483)	(228,483)
Stock-based compensation	—	—	61,225	—	—	61,225
Comprehensive income:
Unrealized loss on available-for-sale investments, net of $628 tax effect	—	—	—	(965)	—	(965)
Net income	—	—	—	—	398,111	398,111
Comprehensive income	—	—	—	—	—	397,146
Balance at July 1, 2012	230,034	$230	$1,587,815	$165	$(851,702)	$736,508
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Significant Accounting Policies

Description of Business

Linear Technology Corporation (together with its consolidated subsidiaries, “Linear Technology” or the “Company”) , a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for three decades. The Company's products provide an essential bridge between our analog world and the digital electronics in industrial, medical, instrumentation, communications, networking, automotive, computer, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule subsystems, and wireless sensor network products. For more information, visit www.linear.com.The Company is a Delaware corporation; it was organized and incorporated in California in 1981.

Basis of Presentation

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30. Fiscal years 2010 and 2012 were 52-week years.  Fiscal year 2011 was a 53-week fiscal year, with the additional week falling in the quarter ended January 2, 2011.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant inter-company accounts and transactions.  Accounts denominated in foreign currencies have been translated using the U.S. dollar as the functional currency.

The Company has reclassified $37.1 million of non-current deferred tax assets to partially offset deferred tax liabilities at July 3, 2011 in order to conform to the current year's presentation.

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

Investments with maturities over three months at the time of purchase are classified as marketable securities. At July 1, 2012 and July 3, 2011, the Company’s marketable securities balance consisted primarily of debt securities in municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities.  The Company’s marketable securities are managed by outside professional managers within investment guidelines set by the Company.  The Company’s investment guidelines generally restrict the professional managers to high quality debt instruments with a credit rating of AAA.   Within the Company's investment policy there is a provision that allows the Company to hold AA+ securities under certain circumstances. The Company’s investments in debt securities are classified as available-for-sale.  Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheets.  The Company classifies investments with maturities greater than twelve months as current as it considers all investments as a potential source of operating cash regardless of maturity date.  The cost of securities matured or sold is based on the specific identification method.

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

No single end customer has accounted for 10% or more of the Company’s revenues.  The Company’s primary domestic distributor, Arrow Electronics, accounted for 13% of revenues during fiscal year 2012 and 13% of accounts receivable as of July 1, 2012; 10% of revenues during fiscal year 2011 and 16% of accounts receivable as of July 3, 2011; and 11% of revenues during fiscal year 2010 and 11% of accounts receivable as of June 27, 2010.  Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products.  No other distributor or end customer accounted for 10% or more of revenues for fiscal years 2012, 2011, and 2010.

The Company’s assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations.  However, the Company’s foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk.  For the three years ended July 1, 2012, the Company did not utilize derivative instruments to hedge foreign currency risk or for any other purpose.  Gains and losses resulting from foreign currency fluctuations are recognized in income.

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

Property, Plant and Equipment and Other Non-Current Assets

Depreciation for property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (5-10 years for equipment and 10-30 years for buildings and building improvements).  Leasehold improvements are amortized over the shorter of the asset’s useful life or the expected term of the lease.  Depreciation expense for fiscal years 2012, 2011 and 2010 was $48.5 million, $44.5 million and $39.7 million, respectively.

Other non-current assets principally relate to intangible assets totaling $16.0 million; technology agreements totaling $3.8 million; capitalized offering discount fees related to the Company’s Convertible Senior Notes totaling $3.5 million; and goodwill totaling $2.2 million.  Intangible assets are amortized over their estimated useful lives of 5 to 10 years using the straight-line method of amortization. Technology agreements are amortized over their contractual periods, primarily 10 years using the straight-line method of amortization.  The Company amortizes the offering discount straight-line over the Company’s earliest redemption date of May 1, 2014.

The Company performs reviews of its long-lived assets for impairment whenever events or changes in circumstance indicate the carrying value may not be recoverable or that the useful life is shorter than originally estimated.

Long-lived assets by geographic area were as follows, net of accumulated depreciation:

In thousands	July 1, 2012	July 3, 2011
United States	$232,716	$224,433
Malaysia	65,282	62,399
Singapore	47,304	60,899
Total long-lived assets	$345,302	$347,731

Goodwill and Intangible Assets

The Company accounts for intangible assets in accordance with ASC No. 360. The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with ASC No. 350, Intangibles-Goodwill and Other, (“ASC 350”), the Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of the Company’s reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment charges were recorded associated with the Company's goodwill and intangible assets during fiscal year 2012.

Advertising Expense

The Company expenses advertising costs in the period in which they occur. Advertising expenses for fiscal years 2012, 2011 and 2010 were approximately $5.1 million, $4.8 million and $3.7 million, respectively.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  The Company recognized approximately 16% of net revenues in fiscal year 2012 from North American (“domestic”) distributors.  Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 3%-5% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor’s purchase price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  “Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor, however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors. These price rebates that have been remitted back to distributors have ranged from $2.7 million to $3.2 million per quarter. The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product to the end customers.

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

Product Warranty and Indemnification

The Company’s warranty policy provides for the replacement of defective parts.  In certain large contracts, the Company has agreed to negotiate in good faith a product warranty in the event that an epidemic failure of its parts was to take place. To date there have been no significant occurrences.  Warranty expense historically has been negligible.

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

Stock-Based Compensation

The Company has equity incentive plans, which are described more fully in “Note 2: Stock-Based Compensation.”  Stock-based compensation is measured at the grant date, based on the fair value of the award.  The Company's equity awards granted in fiscal years 2012 and 2011 were restricted stock awards. Stock-based compensation cost for restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options as determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term and stock price volatility to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The Company amortizes restricted stock and stock option award compensation cost straight-line over the awards vesting period, which is generally 5 years.

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

Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method.  The dilutive effect of stock options for fiscal years 2012, 2011 and 2010 was 1,285,000, 1,966,000, and 1,137,000 shares, respectively.  The weighted average diluted common shares outstanding for fiscal years 2012, 2011 and 2010 excludes the effect of approximately 7,929,000, 11,537,000, and 16,477,000 stock options, respectively, that if included would be anti-dilutive.

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

Export sales by geographic area in fiscal years 2012, 2011 and 2010 were as follows:

In thousands	July 1, 2012	July 3, 2011	June 27, 2010
Europe	$243,183	$297,147	$203,343
Japan	204,478	215,451	172,863
Rest of the world	452,468	565,617	465,588
Total export sales	$900,129	$1,078,215	$841,794

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

Note 2. Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans (2005 Equity Incentive Plan and 2010 Equity Incentive Plan) under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares and Performance Units.  Under the plans, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options, Restricted Stock and Restricted Stock Units.  At July 1, 2012, 19.3 million shares were available for grant under the plans.  Stock options generally become exercisable over a five-year period (generally 10% every six months) and expire seven years after the date of the grant.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At July 1, 2012, 1.3 million shares were available for issuance under the ESPP.  During fiscal year 2012, 0.3 million shares were issued at a weighted-average price of $28.04 per share.

The following is a brief description of each of the Company’s equity incentive plans:

2010 Equity Incentive Plan.  At the 2010 Annual Meeting of Stockholders on November 3, 2010, the Company's stockholders approved a new 2010 Equity Incentive Plan that replaced the 2001 Nonstatutory Stock Option Plan. The remaining shares from the 2001 Nonstatutory Stock Option Plan were transferred into the 2010 Equity Incentive Plan and an additional 5.0 million shares were added to the 2010 Equity Incentive Plan. The plan enables the Company to issue Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performances Shares and Performance Units.  Under the 2010 Equity Incentive Plan, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.

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

As of July 1, 2012 there was approximately $137.9 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the fiscal year ended July 1, 2012, 2.9 million stock options were exercised for a gain (aggregate intrinsic value) of $19.5 million determined as of the date of option exercise.

Stock Options

The following table summarizes the stock option activity and related information under all stock option plans:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Outstanding options June 28, 2009	28,945,556	$34.15
Granted	5,000	29.71
Forfeited and expired	(2,808,806)	39.21
Exercised	(705,610)	25.45
Outstanding options, June 27, 2010	25,436,140	$33.83
Granted	—	—
Forfeited and expired	(5,508,163)	45.58
Exercised	(2,384,388)	24.93
Outstanding options, July 3, 2011	17,543,589	$31.38
Granted	—	—
Forfeited and expired	(3,590,390)	37.31
Exercised	(2,872,339)	24.96
Outstanding options, July 1, 2012	11,080,860	$31.12	2.27	$43,266,381
Vested and expected to vest at July 1, 2012	11,018,618	$31.17	2.27	$42,732,974
Options vested and exercisable at:
June 27, 2010	20,294,210	$36.64
July 3, 2011	13,774,109	33.74
July 1, 2012	8,613,560	33.52	1.91	$22,093,184

The following table sets forth certain information with respect to employee stock options outstanding and exercisable at July 1, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted Average Exercise Price
$22.74-$22.74	4,906,570	$22.74	3.54	2,442,270	$22.74
$23.11-$39.31	3,975,290	35.82	1.21	3,972,290	35.82
$40.88-$42.28	2,199,000	41.33	1.36	2,199,000	41.33
$22.74-$42.28	11,080,860	$31.12	2.27	8,613,560	$33.52

Restricted Awards

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at June 28, 2009	5,296,490	$30.72
Granted	1,962,317	29.86
Vested	(1,519,048)	32.03
Forfeited	(130,340)	28.83
Non-vested at June 27, 2010	5,609,419	$30.10
Granted	1,595,601	32.87
Vested	(1,863,421)	31.60
Forfeited	(139,543)	29.94
Non-vested at July 3, 2011	5,202,056	$30.37
Granted	2,065,806	31.30
Vested	(1,755,210)	30.53
Forfeited	(114,644)	30.41
Non-vested at July 1, 2012	5,398,008	$30.67

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

The Company's Level 1 assets consist of investments in money-market funds and United States Treasury securities that are actively traded. The Company's Level 2 assets consist of municipal bonds, obligations of U.S. government-sponsored enterprises, corporate debt and commercial paper that are less actively traded in the market, but where quoted market prices exist for similar instruments that are actively traded. The Company determines the fair value of its Level 2 assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter. The Company had no Level 3 assets in fiscal years 2012 and 2011.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of July 1, 2012:

In thousands	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$359,749	$—	$359,749
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises and commercial paper	—	764,028	764,028
Total assets measured at fair value	$359,749	$764,028	$1,123,777

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of July 3, 2011:

In thousands	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$264,701	$—	$264,701
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises and commercial paper	—	521,166	521,166
Total assets measured at fair value	$264,701	$521,166	$785,867

Note 4.  Marketable Securities

The following is a summary of cash equivalents and marketable securities at July 1, 2012 and July 3, 2011:

	July 1, 2012
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$295,964	$77	$(74)	$295,967
Obligations of U.S. government-sponsored enterprises	167,554	169	(13)	167,710
Municipal bonds	428,362	669	(41)	428,990
Corporate debt securities and other	167,323	16	(11)	167,328
Money market funds	63,782	—	—	63,782
Total	$1,122,985	$931	$(139)	$1,123,777
Amounts included in:
Cash equivalents	$134,136	—	—	$134,136
Marketable securities	988,849	931	(139)	989,641
Total	$1,122,985	$931	$(139)	$1,123,777

	July 3, 2011
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$158,019	$285	$—	$158,304
Obligations of U.S. government-sponsored enterprises	119,542	272	—	119,814
Municipal bonds	270,203	618	(3)	270,818
Corporate debt securities and other	130,211	342	(19)	130,534
Money market funds	106,397	—	—	106,397
Total	$784,372	$1,517	$(22)	$785,867
Amounts included in:
Cash equivalents	$133,853	—	—	$133,853
Marketable securities	650,519	1,517	(22)	652,014
Total	$784,372	$1,517	$(22)	$785,867

(1) The Company evaluated the nature of the investments with a loss position at July 1, 2012 and July 3, 2011, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of July 1, 2012 and July 3, 2011.

The estimated fair value of investments in debt securities by effective maturity date, is as follows:

In thousands	July 1, 2012	July 3, 2011
Due in one year or less	$493,934	$387,755
Due after one year through three years	495,707	264,259
Total	$989,641	$652,014

Note 5. Acquisition

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

No supplemental pro-forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company's results of operations. The Company recognized $3.2 million of transaction related costs that were expensed in the quarter ended January 1, 2012.

Note 6.  Goodwill and Intangible Assets

Goodwill

As a result of the acquisition of Dust during the second quarter of fiscal year 2012 the Company recorded $4.9 million in goodwill. The goodwill balance was reduced by $2.7 million during the quarter ended April 1, 2012 to recognize the expected benefit of Dust's net operating loss carryforwards, which can be offset against future Linear taxable income and so were recorded as deferred tax assets. The Company will annually evaluate goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable. The Company expects that none of the goodwill will be deductible for tax purposes.

Activity and goodwill balances for the fiscal year ended July 1, 2012 were as follows:

In thousands	Goodwill

Balance at July 3, 2011	$—
Acquisition	4,866
Adjustment	(2,681)
Balance at July 1, 2012	$2,185

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

Amortization expense related to technology licenses that were not acquired as part of the Dust acquisition was $5.7 million for fiscal year ended July 1, 2012.

The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 6.7 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years
Technology licenses	10 years

Intangible assets consisted of the following:

In thousands	July 1, 2012
	Original Cost	Accumulated Amortization	Net
Intellectual property	$13,100	$(900)	$12,200
Customer relationships	4,000	(200)	3,800
Technology licenses	56,570	(52,799)	3,771
Total intangible assets	$73,670	$(53,899)	$19,771

In thousands	July 3, 2011
	Original Cost	Accumulated Amortization	Net
Intellectual property	$—	$—	$—
Customer relationships	—	—	—
Technology licenses	56,570	(47,141)	9,429
Total intangible assets	$56,570	$(47,141)	$9,429

Amortization expense associated with intangible assets for fiscal year 2012, 2011 and 2010 was $6.8 million, $5.7 million and $5.7 million, respectively. Amortization expense for intangible assets is estimated to be $6.0 million in fiscal year 2013, $2.2 million in fiscal year 2014, $2.2 million in fiscal year 2015, $2.2 million in fiscal year 2016, $1.7 million in fiscal year 2017 and $5.5 million thereafter.

Note 7. Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700.0 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering. The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million. The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes. The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes in fiscal 2011 using a portion of its existing cash and marketable securities balances. The Company has purchased $154.9 million (principal amount) of its 2027A notes, resulting in approximately $845.1 million (principal amount) of debt outstanding as of July 1, 2012. At July 1, 2012, no shares related to the Notes were included in the computation of diluted earnings per share.

At July 1, 2012, the conversion rate of the 2027A notes is 23.4093 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors at its July 2012 meeting will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.

The 2027A notes pay cash interest of 3.00% which is payable semiannually in arrears on May 1 and November 1. As a result of adopting the provisions of ASC 470-20-10 to 35 in fiscal 2010, the Company recognizes an effective interest rate of 5.69% on the carrying value of the 2027A notes. The effective rate is based on the interest rates of similar instruments issued at the time of issuance of the Notes that do not have conversion features such as the Notes. The differences between the effective interest rates of 5.69% and the coupon rate of 3.00%, results in non-cash interest expense that will never be paid by the Company.

The carrying values of the liability and equity components of the Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

In thousands	July 1, 2012	July 3, 2011
Liability components
Principal amount of the Note	$845,088	$845,088
Unamortized discount of liability component	(39,489)	(59,356)
Carrying value of liability component	$805,599	$785,732
Equity component-net carrying value	$122,639	$122,639

Interest expense related to the Notes included in interest expense on the condensed consolidated statements of income for fiscal years 2012, 2011 and 2010 was as follows:

In thousands	July 1, 2012	July 3, 2011	June 27, 2010
Contractual coupon interest	$25,353	$29,476	$41,825
Amortization of debt discount	19,868	21,675	29,003
Amortization of debt issuance costs	1,898	2,303	3,521
Total interest expense related to the Notes	$47,119	$53,454	$74,349

Note 8.  Stockholders’ Equity

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

Shares repurchased in fiscal years 2012, 2011 and 2010 are as follows:

In thousands	July 1, 2012	July 3, 2011	June 27, 2010
Number of shares of common stock repurchased	2,481	1,133	519
Total cost of repurchase	$76,066	$38,173	$14,671

Dividends

On July 25, 2012 the Company’s Board of Directors approved a cash dividend of $0.25 per share which is payable on August 29, 2012 to stockholders of record on August 17, 2012.  During fiscal year 2012, the Company paid $228.5 million in dividends representing $0.98 per share.  The payment of future dividends will be based on quarterly financial performance.

Note 9.  Retirement Plan

The Company has established a 401(k) retirement plan for its qualified U.S. employees.  Under the plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.  The Company contributes to qualified U.S. employees’ 401(k) accounts as part of the Company’s semi-annual profit sharing payouts.  Contributions made by the Company within the fiscal year to this plan were approximately $10.6 million, $13.9 million and $5.2 million in fiscal years 2012, 2011 and 2010, respectively.

Note 10.  Income Taxes

The components of income before income taxes for fiscal years 2012, 2011 and 2010 are as follows:

In thousands	July 1, 2012	July 3, 2011	June 27, 2010
United States operations	$390,619	$527,568	$357,383
Foreign operations	145,291	196,270	133,028
	$535,910	$723,838	$490,411

The provision for income taxes for fiscal years 2012, 2011 and 2010 consists of the following:

In thousands	July 1, 2012	July 3, 2011	June 27, 2010
United States federal:
Current	$102,097	$111,642	$126,524
Deferred	29,387	12,791	(4,309)
	131,484	124,433	122,215
State:
Current	2,265	11,343	6,227
Deferred	41	1,838	359
	2,306	13,181	6,586
Foreign:
Current	4,734	4,204	455
Deferred	(725)	1,238	(186)
	4,009	5,442	269
	$137,799	$143,056	$129,070

The provision for income taxes reconciles to the amount computed by applying the statutory U.S. Federal rate at 35% to income before income taxes for fiscal years 2012, 2011 and 2010 are as follows:

In thousands	July 1, 2012	July 3, 2011	June 27, 2010
Tax at U.S. statutory rate	$187,569	$253,343	$171,644
State income taxes, net of federal benefit	1,485	8,703	3,989
Earnings of foreign subsidiaries subject to lower rates	(38,931)	(50,702)	(31,925)
Tax-exempt interest income	(841)	(1,400)	(3,355)
Domestic manufacturing deduction	(9,800)	(14,805)	(6,930)
Research and development credit	(6,944)	(12,394)	(3,034)
Settlements	—	(44,753)	—
Other	5,261	5,064	(1,319)
	$137,799	$143,056	$129,070

The tax (charge) benefits attributable to equity-based compensation transactions that were applied to additional paid-in capital were $(2.6) million, $5.1 million and $(1.0) million, for fiscal 2012, 2011 and 2010, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities recorded in the balance sheet as of July 1, 2012 and July 3, 2011 are as follows:

In thousands	July 1, 2012	July 3, 2011
Deferred tax assets:
Loss carryforwards	$7,660	$—
Credit carryforwards	4,262	—
Inventory valuation	9,999	9,186
Deferred income on shipments to distributors	14,673	16,893
Stock-based compensation	28,558	37,250
Accrued compensation and benefits	6,867	6,930
Other	3,868	5,171
Valuation allowance	(4,262)
Total deferred tax assets	71,625	75,430
Deferred tax liabilities:
Depreciation and amortization	$5,812	$2,172
Unremitted earnings of subsidiaries	47,784	34,667
Convertible senior notes	77,394	72,849
Other	1,607	1,673
Total deferred tax liabilities	132,597	111,361
Net deferred tax liabilities	$(60,972)	$(35,931)

At July 1, 2012, the Company had a deferred tax asset of 7.7 million resulting from acquired net operating losses through the acquisition of Dust Networks. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The acquired net operating losses are net of any such limitation and expire in different periods through 2030. The Company had state tax credit carryforwards of $4.3 million, which do not expire. The Company had provided a valuation allowance of $(4.3) million on the state tax credit carryforwards which are not likely to be utilized.

The Company has a partial tax holiday in Singapore whereby the local statutory rate is significantly reduced.  The tax holiday is effective through August 2014, if certain conditions are met.  The Company currently expects to extend this Singapore tax holiday. The Company has obtained a partial tax holiday in Malaysia, which is effective through July 2015.

The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $18.0 million ($0.08 per diluted share) in fiscal year 2012, $24.3 million ($0.10 per diluted share) in fiscal year 2011, and $16.3 million ($0.07 per diluted share) in fiscal year 2010.  The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysian subsidiaries, as it is the Company's intention to permanently invest these earnings overseas.  Should these earnings be remitted to the U.S. parent, additional U.S. taxable income would be approximately $612.0 million. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are permanently reinvested is not practicable.

At July 1, 2012, the Company had $30.2 million of unrecognized tax benefits, of which $13.0 million if recognized, would favorably impact the effective income tax rate in future periods.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Income tax expense for fiscal year 2012 includes accrued interest on unrecognized tax benefits totaling $0.8 million.  At July 1, 2012, the total amount of interest on unrecognized tax benefits is $2.6 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	Unrecognized Tax Benefits
Balance at June 27, 2010	$58,576
Net additions	9,173
Settlements	(24,720)
Lapse in statute of limitations	(10,424)
Balance at July 3, 2011	32,605
Net additions for current year tax positions	5,076
Settlements	—
Lapse in statute of limitations	(7,451)
Balance at July 1, 2012	$30,230

The Company estimates that it is reasonably possible that the liability for gross unrecognized tax benefits could decrease up to $9.0 million within the next 12 months. These changes could occur as a result of expiration of various statutes of limitations and the possible conclusion of ongoing tax audits.

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

The Company files U.S. federal, U.S. state, and non-U.S. tax returns.  The following major tax jurisdictions are no longer subject to examination:   U.S. federal prior to fiscal year 2009 and California prior to fiscal year 2007.

Note 11. Commitments and Contingencies

Contractual Obligations

The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period.  In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities.

At July 1, 2012, future minimum lease payments under non-cancelable operating leases and land leases having an initial term in excess of one year were as follows: fiscal year 2013: $2.8 million; fiscal year 2014: $1.9 million; fiscal year 2015: $1.0 million; fiscal year 2016: $0.6 million, fiscal year 2017: $0.5 million and thereafter: $1.1 million.

Total rent expense was $4.1 million, $4.0 million, and $3.9 million in fiscal years 2012, 2011 and 2010, respectively.

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

Note 12. Quarterly Information (Unaudited)

In thousands, except per share amounts	July 1, 2012	April 1, 2012	January 1, 2012	October 2, 2011
Quarter Ended Fiscal Year 2012
Revenues	$330,011	$312,357	$294,333	$329,920
Gross profit	248,748	234,695	220,512	250,127
Net income	103,326	98,499	87,885	108,401
Basic earnings per share	0.44	0.42	0.38	0.47
Diluted earnings per share	0.44	0.42	0.38	0.47
Cash dividends per share	0.25	0.25	0.24	0.24
Stock price range per share:
High	33.15	34.43	33.16	33.52
Low	28.31	29.87	27.41	26.08

In thousands, except per share amounts	July 3, 2011	April 3, 2011	January 2, 2011	September 26, 2010
Quarter Ended Fiscal Year 2011
Revenues	$358,557	$353,192	$383,621	$388,592
Gross profit	279,546	274,092	301,018	304,861
Net income	158,232	141,557	143,743	137,250
Basic earnings per share	0.68	0.61	0.62	0.60
Diluted earnings per share	0.68	0.61	0.62	0.59
Cash dividends per share	0.24	0.24	0.23	0.23
Stock price range per share:
High	35.26	36.13	34.93	32.80
Low	31.25	31.69	29.92	27.81

The stock activity in the above table is based on the high and low closing prices. These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.  The Company's common stock is traded on the NASDAQ Global Market under the symbol LLTC.

At July 1, 2012 there were approximately 1,738 stockholders of record.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of July 1, 2012 and July 3, 2011, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended July 1, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation as of July 1, 2012 and July 3, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended July 1, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Linear Technology Corporation's internal control over financial reporting as of July 1, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
August 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Linear Technology Corporation

We have audited Linear Technology Corporation's internal control over financial reporting as of July 1, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Linear Technology Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Linear Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 1, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Linear Technology Corporation as of July 1, 2012 and July 3, 2011, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the three fiscal years in the period ended July 1, 2012 of Linear Technology Corporation and our report dated August 29, 2012 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

San Jose, California
August 29, 2012

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

The Company's management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of July 1, 2012. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended July 1, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Linear Technology is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements issued for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of July 1, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment of internal control over financial reporting, management has concluded that, as of July 1, 2012, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of July 1, 2012 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for the Company’s directors is incorporated herein by reference to the 2012 Proxy Statement, under the caption  “Proposal One - Election of Directors,” and for the executive officers of the Company, the information is included in Part I hereof under the caption  “Executive Officers of the Registrant.”  The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2012 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference to the 2012 Proxy Statement, under the section titled  “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the 2012 Proxy Statement, under the section titled “Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the 2012 Proxy Statement, under the section titled “Fees Paid To Ernst & Young.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Consolidated Statements of Income for each of the three years in the period ended July 1, 2012
Consolidated Balance Sheets as of July 1, 2012 and July 3, 2011
Consolidated Statements of Cash Flows for each of the three years in the period ended July 1, 2012
Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended
July 1, 2012 Reports of Independent Registered Public Accounting Firm

2.	Schedules

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
June 27, 2010	$1,790	$291	$38	$2,043
July 3, 2011	$2,043	$—	$—	$2,043
July 1, 2012	$2,043	$—	$8	$2,035

Schedules other than the schedule listed above have been omitted since they are either not required or the information is included elsewhere.

3.	Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(c)	Exhibit Index

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

3.1	Certificate of Incorporation of Registrant. (6)

3.4	Amended and Restated Bylaws of Registrant. (10)

4.1	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.00% Convertible Senior Notes due May 1, 2027. (13)

4.2	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.125% Convertible Senior Notes Due May 1, 2027. (13)

10.36	Form of Indemnification Agreement. (6)

10.45	Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(2)

10.46	Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (3)

10.47	1996 Incentive Stock Option Plan and form of Nonstatutory Stock Option Agreement.(*) (4)

10.48	2009 Executive Bonus Plan, as amended July 20, 2010. (*) (5)

10.49	2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement. (*)(8)

10.50	Second Amended and Restated Employment Agreement between Registrant and Robert H. Swanson, Jr. dated November 5, 2008. (*) (11)

10.51	Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (7)

10.52	Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin. (*) (7)

10.53	2005 Equity Incentive Plan, form of Stock Option Agreement, form of Restricted Stock Agreement, and form of Restricted Stock Unit Agreement. (*) (12)

10.54	2005 Employee Stock Purchase Plan and enrollment form. (*) (9)

10.55	Registration Rights Agreement dated April 24, 2007 for 3.00% Convertible Senior Notes Due May 1, 2027. (13)

10.56	Registration Rights Agreement dated April 24, 2007 for 3.125% Convertible Senior Notes Due May 1, 2027. (13)

10.57	Employment Agreement dated August 11, 2009 between the Registrant and Lothar Maier. (*) (1)

10.58	2010 Equity Incentive Plan. (14)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Lothar Maier and Paul Coghlan Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(*)The item listed is a compensatory plan of the Company.

(1)Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2009.
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
August 29, 2012

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

/s/ Lothar Maier	/s/ Paul Coghlan
Lothar Maier	Paul Coghlan
Chief Executive Officer (Principal	Vice President of Finance and Chief
Executive Officer)	Financial Officer (Principal Financial
August 29, 2012	Officer and Principal Accounting Officer)
August 29, 2012

/s/ Robert H. Swanson, Jr.	/s/ Thomas S. Volpe
Robert H. Swanson, Jr.	Thomas S. Volpe
Executive Chairman of the Board	Director
August 29, 2012	August 29, 2012

/s/ David S. Lee	/s/ Richard M. Moley
David S. Lee	Richard M. Moley
Director	Director
August 29, 2012	August 29, 2012

/s/ Arthur Agnos	/s/ John Gordon
Arthur C. Agnos	John J. Gordon
Director	Director
August 29, 2012	August 29, 2012