Form 10-Q
period 2012-09-30
LINEAR TECHNOLOGY CORP /CA/
filed 2012-11-08
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at October 26, 2012
Common Stock, $0.001 par value per share	231,392,537 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE MONTHS ENDED SEPTEMBER 30, 2012

Item 1.        Financial Statements
LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
Revenues	$335,148	$329,920
Cost of sales (1)	83,758	79,793
Gross profit	251,390	250,127
Expenses:
Research and development (1)	58,803	54,889
Selling, general and administrative (1)	37,504	37,672
Total operating expenses	96,307	92,561
Operating income	155,083	157,566
Interest expense(2)	(12,001)	(11,803)
Interest and other income	1,003	1,221
Income before income taxes	144,085	146,984
Provision for income taxes	38,903	38,583
Net income	$105,182	$108,401
Basic earnings per share	$0.45	$0.47
Shares used in the calculation of basic earnings per share	234,990	231,863
Diluted earnings per share	$0.45	$0.47
Shares used in the calculation of diluted earnings per share	236,010	232,985
Cash dividends per share	$0.25	$0.24

Includes the following charges:
(1)Stock-based compensation
Cost of sales	$1,970	$1,904
Research and development	9,196	8,887
Selling, general and administrative	4,745	4,586
(2)Amortization of debt discount (non-cash interest expense)	5,146	4,862

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
Net income	$105,182	$108,401
Other comprehensive income, net of tax:
Net changes in unrealized gains (losses) on available-for-sale securities	307	(619)
Total comprehensive income	$105,489	$107,782

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2012	July 1, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,310	$213,418
Marketable securities	1,124,651	989,641
Accounts receivable, net of allowance for doubtful accounts of $2,035 ($2,035 at July 1, 2012)	152,423	153,090
Inventories:
Raw materials	8,947	8,631
Work-in-process	53,960	52,440
Finished goods	18,793	18,593
Total inventories	81,700	79,664
Deferred tax assets	36,269	36,845
Prepaid expenses and other current assets	33,629	32,752
Total current assets	1,623,982	1,505,410
Noncurrent assets:
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	221,996	220,741
Manufacturing and test equipment	653,928	652,653
Office furniture and equipment	5,283	5,072
	910,044	907,303
Accumulated depreciation and amortization	(598,823)	(587,081)
Net Property, plant and equipment	311,221	320,222
Identified intangible assets, net and goodwill	17,635	18,185
Other noncurrent assets	5,362	7,251
Total noncurrent assets	334,218	345,658
Total assets	$1,958,200	$1,851,068
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,929	$11,459
Accrued payroll and related benefits	58,768	77,978
Deferred income on shipments to distributors	42,407	41,333
Income taxes payable	43,698	13,546
Other accrued liabilities	44,577	26,265
Total current liabilities	200,379	170,581
Deferred tax liabilities	100,638	97,817
Convertible senior notes	810,746	805,599
Other long-term liabilities	42,743	40,563
Total liabilities	1,154,506	1,114,560
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 230,801 shares issued and outstanding at September 30, 2012 (230,034 shares at July 1, 2012)	231	230
Additional paid-in capital	1,612,354	1,587,815
Accumulated other comprehensive income, net of tax	472	165
Accumulated deficit	(809,363)	(851,702)
Total stockholders’ equity	803,694	736,508
Total liabilities and stockholders’ equity	$1,958,200	$1,851,068
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
Cash flow from operating activities:
Net income	$105,182	$108,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,346	13,340
Tax deficit received on the exercise of stock-based awards	(1,002)	(485)
Stock-based compensation	15,911	15,377
Amortization of convertible senior notes discount	5,146	4,862
Change in operating assets and liabilities:
Decrease in accounts receivable	667	7,717
Increase in inventories	(2,036)	(2,406)
(Increase) decrease in prepaid expenses, other current assets and deferred tax assets	(802)	17,254
Decrease (increase) in long-term assets	475	(19)
Increase (decrease) in accounts payable, accrued payroll, other accrued liabilities and long-term liabilities	753	(32,446)
Increase (decrease) in deferred income on shipments to distributors	1,074	(5,416)
Increase in income taxes payable	33,422	23,681
Cash provided by operating activities	173,136	149,860
Cash flow from investing activities:
Purchases of marketable securities	(315,253)	(272,318)
Proceeds from maturities and sales of available-for-sale securities	180,602	119,808
Purchases of property, plant and equipment	(3,381)	(19,374)
Cash used in investing activities	(138,032)	(171,884)
Cash flow from financing activities:
Issuance of common stock under employee stock plans	10,719	1,128
Purchases of common stock	(5,087)	(30,717)
Payments of cash dividends	(58,844)	(55,496)
Cash used in financing activities	(53,212)	(85,085)
(Decrease) in cash and cash equivalents	(18,108)	(107,109)
Cash and cash equivalents, beginning of period	213,418	270,523
Cash and cash equivalents, end of period	$195,310	$163,414

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature.  The results for the three-month period ended September 30, 2012 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 1, 2012 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at July 1, 2012 has been derived from those audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the first quarter of fiscal year 2013, the Company recognized approximately 15% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At September 30, 2012, the Company had approximately $53.5 million of deferred revenue and $11.1 million of deferred cost of sales recognized as $42.4 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $2.7 million to $3.2 million per quarter.

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

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30.  Fiscal years 2013 and 2012 are 52-week years.

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

	Three Months Ended
In thousands, except per share amounts	September 30, 2012	October 2, 2011
Numerator-net income	$105,182	$108,401
Denominator for basic earnings per share-weighted average shares	234,990	231,863
Effect of dilutive securities- employee stock options	1,020	1,122
Denominator for diluted earnings per share	236,010	232,985
Basic earnings per share	$0.45	$0.47
Diluted earnings per share	$0.45	$0.47

The weighted average diluted common shares outstanding for the quarter ended September 30, 2012 excludes the effect of 5.2 million, out-of-the-money stock options, that if included would be anti-dilutive. The weighted average diluted common shares outstanding for the quarter ended October 2, 2011 excludes the effect of 9.4 million, out-of-the-money stock options, that if included would be anti-dilutive.

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 30, 2012:

In thousands Description	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$348,711	$—	$348,711
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	—	852,577	852,577
Total assets measured at fair value	$348,711	$852,577	$1,201,288

5.    Marketable Securities

The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AAA.  The following is a summary of cash equivalents and marketable securities at September 30, 2012 and July 1, 2012:

	September 30, 2012
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$294,824	$252	$—	$295,076
Obligations of U.S. government-sponsored enterprises	176,952	258	(10)	177,200
Municipal bonds	543,325	649	(32)	543,942
Corporate debt securities and other	131,400	35	—	131,435
Money market funds	53,635	—	—	53,635
Total	$1,200,136	$1,194	$(42)	$1,201,288
Amounts included in:
Cash equivalents	$76,637	$—	$—	$76,637
Marketable securities	1,123,499	1,194	(42)	1,124,651
Total	$1,200,136	$1,194	$(42)	$1,201,288

	July 1, 2012
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$295,964	$77	$(74)	$295,967
Obligations of U.S. government-sponsored enterprises	167,554	169	(13)	167,710
Municipal bonds	428,362	669	(41)	428,990
Corporate debt securities and other	167,323	16	(11)	167,328
Money market funds	63,782	—	—	63,782
Total	$1,122,985	$931	$(139)	$1,123,777
Amounts included in:
Cash equivalents	$134,136	$—	$—	$134,136
Marketable securities	988,849	931	(139)	989,641
Total	$1,122,985	$931	$(139)	$1,123,777

(1) The Company evaluated the nature of the investments with a loss position at September 30, 2012 and July 1, 2012, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of September 30, 2012 and July 1, 2012.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

In thousands	September 30, 2012	July 1, 2012
Due in one year or less	$630,505	$493,934
Due after one year through three years	494,146	495,707
Total	$1,124,651	$989,641

6.    Stock-based Compensation

Equity Incentive Plans

 At September 30, 2012, 21.5 million shares were available for grant under the Company’s equity incentive plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options also generally become exercisable over a five-year period (generally 10% every six months) based upon continued employment.  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At September 30, 2012, 1.3 million shares were available for issuance under the ESPP.

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

As of September 30, 2012, there was approximately $142.0 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately 5 years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the three months ended September 30, 2012, options for approximately 0.4 million shares were exercised for a gain to the optionee (aggregate intrinsic value) of $3.7 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

	Stock Options Outstanding	Weighted- Average Exercise Price
Outstanding options, July 1, 2012	11,080,860	$31.12
Granted	—	—
Forfeited and expired	(486,640)	38.55
Exercised	(447,055)	24.21
Outstanding options, September 30, 2012	10,147,165	$31.07

Options vested and exercisable at:
September 30, 2012	8,295,773	$32.93

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2012	5,398,008	$30.67
Granted	650,975	31.76
Vested	(477,936)	31.42
Forfeited	(39,440)	30.82
Nonvested at September 30, 2012	5,531,607	$30.74

7.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of other comprehensive income were as follows:

Accumulated Other Comprehensive Income
In thousands
Balance, July 1, 2012	$165
Changes in unrealized gains on available-for-sale securities, net of tax	307
Accumulated other comprehensive income, September 30, 2012	$472

8.    Acquisition

On December 20, 2011, the Company acquired 100% of the outstanding stock of privately held Dust Networks ("Dust") of Hayward, California, a provider of low power wireless sensor network technology. The acquisition of Dust enables the Company to offer a complete high performance wireless sensor networking solution. Dust's low power radio and software technology complements the Company's strengths in industrial instrumentation, power management and energy harvesting technology. The consideration associated with the acquisition was approximately $25.2 million including $1.7 million for Dust acquisition expenses that were expensed immediately. The Company will pay additional consideration over a two year period of up to $2.8 million in cash, based on the duration of service performed by certain acquired key employees. As of September 30, 2012 the Company has paid $0.6 million of retention bonuses and owes approximately $2.2 million in retention bonuses.

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

9.     Goodwill and Intangible Assets

Goodwill

The Company will annually evaluate goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable. The Company expects that none of the goodwill will be deductible for tax purposes.The goodwill balance of $2.2 million at September 30, 2012 is attributable to the Dust acquisition in fiscal 2012. There were no changes to the goodwill balance for the quarter ended September 30, 2012.

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

Amortization expense related to technology licenses that were not acquired as part of the Dust acquisition was $1.4 million for the quarter ended September 30, 2012.

The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 6.5 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years
Technology licenses	10 years

Intangible assets consisted of the following:

In thousands	September 30, 2012
	Original Cost	Accumulated Amortization	Net
Intellectual property	$13,100	$(1,350)	$11,750
Customer relationships	4,000	(300)	3,700
Technology licenses	56,570	(54,213)	2,357
Total intangible assets	$73,670	$(55,863)	$17,807

10.    Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700.0 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances.  Through the first quarter of fiscal year 2013 the Company has repurchased $154.9 million (principal amount) of its 2027A notes, resulting in approximately $845.1 million(principal amount) of debt outstanding as of September 30, 2012.  At September 30, 2012, no shares related to the Notes were included in the computation of diluted earnings per share.

At September 30, 2012, the conversion rate of the 2027A notes was 23.4090 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors in October 2012 will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.

The 2027A notes pay cash interest of 3.00% which is payable semiannually in arrears on May 1 and November 1.  In accordance with the provisions of ASC 470-20-10 to 35 the Company recognizes an effective interest rate of 5.69% on the carrying value of the 2027A notes. The effective rate is based on the interest rates of similar instruments issued at the time of issuance of the Notes that do not have conversion features such as the Notes. The differences between the effective interest rates of 5.69% and the coupon rate of 3.00%, results in non-cash interest expense that will never be paid by the Company.

The carrying values of the liability and equity components of the Notes are reflected in the Company’s consolidated balance sheets as follows:

In thousands	September 30, 2012	July 1, 2012
Liability components
Principal amount of the Notes	$845,088	$845,088
Unamortized discount of liability component	(34,342)	(39,489)
Carrying value of liability component	$810,746	$805,599

Equity component-net carrying value	$122,639	$122,639

Interest expense related to the Notes included in interest expense on the consolidated statements of income was recognized as follows:

	Three Months Ended
In thousands	September 30, 2012	October 2, 2011
Contractual coupon interest	$6,338	$6,338
Amortization of debt discount	5,146	4,862
Amortization of debt issuance costs	475	475
Total interest expense related to the Notes	$11,959	$11,675

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

12.    Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of September 30, 2012, the Company's other long-term liabilities account includes $33.1 million of unrecognized tax benefits of which approximately $13.3 million would favorably impact its effective income tax rate in future periods if the Company's positions on these tax matters are upheld.  The Company has determined that it is reasonably possible that approximately $2.6 million of unrecognized tax benefits may be recognized within the next year as a discrete tax benefit. The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $2.9 million accrued for interest at September 30, 2012.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Linear Technology Corporation, a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for over three decades. The Company's products provide an essential bridge between our analog world and the digital electronics in communications, networking, industrial, automotive, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule subsystems, and wireless sensor network products.

Quarterly revenues of $335.1 million for the first quarter of fiscal year 2013 increased $5.1 million or 2% over the previous quarter's revenue of $330.0 million and increased $5.2 million or 2% from $329.9 million reported in the first quarter of fiscal year 2012. Net income of $105.2 million increased $1.9 million or 2% over the fourth quarter of fiscal year 2012 and decreased $3.2 million or 3% from the first quarter of fiscal year 2012. Diluted earnings per share of $0.45 per share in the first quarter of fiscal year 2013 increased $0.01 per share or 2% over the fourth quarter of fiscal year 2012 and declined $0.02 per share or 4% from the first quarter of fiscal year 2012.
Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the three months ended September 30, 2012, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012.

Results of Operations

The table below summarizes the income statement items for the three months ended September 30, 2012 and October 2, 2011 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim period ended September 30, 2012 to the corresponding period from the prior fiscal year:

	Three Months Ended
	September 30, 2012	October 2, 2011	Increase/ (Decrease)
Revenues	100.0%	100.0%	2%
Cost of sales	25.0	24.2	5
Gross profit	75.0	75.8	1
Expenses:
Research and development	17.5	16.6	7
Selling, general and administrative	11.2	11.4	—
	28.7	28.0	4
Operating income	46.3	47.8	(2)
Interest expenses	(3.6)	(3.6)	2
Interest and other income	0.3	0.4	(18)
Income before income taxes	43.0%	44.6%	(2)
Tax rate	27.00%	26.25%

Revenue for the quarter ended September 30, 2012 was $335.1 million, an increase of $5.2 million or 2% over revenue of $329.9 million for the same quarter of the previous fiscal year.  Revenues grew over the prior year quarter in the computer, automotive and industrial end-markets offset by decreases in the communication and consumer end-markets. Revenue for the quarter ended September 30, 2012 increased over the prior fiscal year quarter due to a higher number of units shipped and a higher average selling price (“ASP”) .  The number of units shipped increased by approximately 1% from 181.4 million units in the first quarter of fiscal year 2012 to 187.7 million units in the first quarter of fiscal year 2013.  The ASP of $1.80 per unit in the first quarter of fiscal year 2013 increased slightly compared to the ASP of $1.78 per unit in the first quarter of fiscal year 2012.

Geographically, revenues for the quarter ended September 30, 2012 decreased in each major geographical region except for Rest of World ("ROW"), which is primarily Asia excluding Japan, compared to the same quarter of the previous fiscal year. International revenues for the quarter ended September 30, 2012 were $242.6 million or 72% of revenues, an increase of $6.8 million as compared to international revenues of $235.7 million or 71% of revenues for the same period in the previous fiscal year.  Revenues for the quarter ended September 30, 2012 for ROW represented $130.3 million or 39% of revenues, while sales to Europe and Japan were $61.2 million or 18% of revenues and $51.1 million or 15% of revenues, respectively.  Domestic revenues were $92.5 million or 28% of revenues in the first quarter of fiscal year 2013, a decrease of $1.7 million from $94.2 million or 29% of revenues in the same period of fiscal year 2012.

Gross profit of $251.4 million for the quarter ended September 30, 2012 increased $1.3 million or 1% from gross profit of $250.1 million in the first quarter of fiscal year 2012.  Gross profit as a percentage of revenues decreased to 75.0% in the first quarter of fiscal year 2013 as compared to 75.8% for the same period in the previous fiscal year. The decrease in gross profit as a percentage of revenues for the quarter ended September 30, 2012 was due to costs associated with a small reduction in workforce at one of the Company's foreign factories, a slight change in mix of products sold and higher factory costs primarily due to stronger foreign currencies.

Research and development (“R&D”) expense for the quarter ended September 30, 2012 was $58.8 million, an increase of $3.9 million or 7% over R&D expense of $54.9 million for the same period in the previous fiscal year.  R&D increased $2.9 million due to higher labor costs primarily due to increased headcount from the Dust acquisition that occurred at the end of the second quarter of fiscal 2012. In addition, employee profit sharing increased $0.2 million and employee stock-based compensation increased $0.3 million. Other R&D expenses increased $0.5 million primarily due to intangible asset amortization related to the Dust acquisition in the prior year.

Selling, general and administrative expense (“SG&A”) for the quarter ended September 30, 2012 was $37.5 million, a decrease of $0.2 million from SG&A expense of $37.7 million for the same period in the previous fiscal year.  The decrease in SG&A expense was primarily due to a $0.5 million decrease in legal expenses and a $0.8 million decrease in other SG&A expense. Offsetting these decreases was a $0.7 million increase in compensation costs primarily due to an increase in annual merit compensation and a $0.2 million increase in employee profit sharing. In addition, stock-based compensation costs increased $0.2 million.

Interest expense was $12.0 million for the quarter ended September 30, 2012, an increase of $0.2 million over the corresponding period of fiscal year 2012 primarily due to higher non cash interest expense.

Interest income was $1.0 million for the quarter ended September 30, 2012, a decrease of $0.2 million from the corresponding period of fiscal year 2012. Interest income decreased due to a decrease in the average interest rate earned on the Company's cash, cash equivalents and marketable securities balances offset by a higher cash, cash equivalents and marketable security balance.

The Company's effective income tax rate for the first quarter of fiscal year 2013 was 27% as compared to 26.25% in the same quarter of fiscal year 2012.  The increase in the effective income tax rate from the prior year period was primarily due to the expiration of the Federal Research and Development Tax Credit as of December 31, 2011.

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

The Company's revenues increased 2% compared to the preceding fourth quarter of fiscal 2012 and operating income as a percent of sales improved to 46.3%. During the first quarter of fiscal year 2013 external global market conditions continued to weaken. The Company's bookings in the automotive end-market continue to show strength, however, this increase was offset by lower bookings in the Company's other major markets, particularly the industrial and computer end-markets. Forecasting continues to be difficult in the current environment. Customer inventory levels of the Company's parts appear to be reasonable, however, demand continues to be sluggish and orders have not shown signs of improvement as the Company begins the second quarter. Given this weakness, the Company expects that this will be a difficult quarter as it remains cautious about the economy and the global market. As a result, the Company is currently forecasting its revenues to decline sequentially in the 5% - 10% range in the second quarter of fiscal 2013.

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

Liquidity and Capital Resources

At September 30, 2012, the Company’s cash, cash equivalents and marketable securities balances were $1.3 billion in aggregate, representing an increase of $116.9 million over the July 1, 2012 balances of $1.2 billion. The increase was primarily due to positive cash flows from operations of $173.1 million which was offset by $58.8 million for the payment of cash dividends, representing $0.25 per share for the quarter ended September 30, 2012, $5.1 million to purchase common stock to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards; and $3.4 million for capital additions. Working capital at September 30, 2012 was $1.4 billion.

Accounts receivable totaled $152.4 million at the end of the first quarter of fiscal year 2013, a decrease of $0.7 million from the July 1, 2012 balance of $153.1 million.  Inventory totaled $81.7 million at the end of the first quarter of fiscal year 2013, an increase of $2.0 million over the fourth quarter of fiscal year 2012.  The increase in inventory was primarily due to an increase in the Company's work in process inventory

Net property, plant and equipment decreased $9.0 million from the fourth quarter of fiscal year 2012 due to fixed assets additions of $3.4 million offset by $12.4 million in depreciation expense.  Accrued payroll and related benefits decreased $19.2 million from the fourth quarter of fiscal year 2012 primarily due to the payment of employee profit sharing.  The Company accrues for profit sharing on a quarterly basis, but distributes payouts to employees on a semi-annual basis during the first and third quarters of each fiscal year. Income taxes payable totaled $43.7 million at the end of the first quarter of fiscal year 2013, an increase of $30.2 million from the fourth quarter of fiscal year 2012 primarily due to the quarterly tax provision and no significant quarterly tax payments during the quarter.

In October 2012, the Company's Board of Directors declared a cash dividend of $0.25 per share. The dividend will be paid on November 28, 2012 to stockholders of record on November 16, 2012. The payment of future dividends will be based on the Company's financial performance. On October 10, 2012, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future.

Off Balance-Sheet Arrangements

As of September 30, 2012, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of its 3.0% Convertible Senior Notes due May 1, 2027.  Through the first quarter of fiscal year 2013, the Company has retired $154.9 million in face value, leaving a remaining balance of $845.1 million.  The Company pays cash interest at an annual rate of 3.0%, payable semiannually on November 1 and May 1 of each year. See Note 10 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information.

Fair Value

As of September 30, 2012, the Company’s cash equivalents and marketable securities investments in debt securities had a fair value of $1,201.3 million.  The Company’s cash equivalents and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. See Note 5 to the consolidated financial statements, included in Part 1, “Financial

Information,” for additional information. Most of the Company’s investments in debt instruments have an investment rating of AA+ to AAA.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 1, 2012.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2012.  At September 30, 2012, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act at a reasonable assurance level is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first quarter of fiscal year 2013, 72% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In the past years, natural disasters in Japan and Thailand have affected the global marketplace.

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

On September 30, 2012, we have debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A Notes” or the “Notes”). Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (July 2, 2012 – July 29, 2012)	-			-
Month #2 (July 30, 2012 – August 26, 2012)	-	-	-	-
Month #3 (August 27, 2012 – September 30, 2012)	-	-	-	-
Total	-	-	-	8,615,400

The Company generally grants restricted stock awards and restricted stock units under its equity incentive plans, which are subject to vesting. Recipients are required to pay tax on such awards and units at the time they vest. For the majority of restricted stock awards and units granted, the number of shares issued on the date the awards and units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the common stock repurchase totals in the preceding table even though they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would otherwise have been issued.

(1) On October 12, 2010, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period. Following the expiration of this program, on October 10, 2012, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

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

LINEAR TECHNOLOGY CORPORATION

DATE:	November 8, 2012	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)