Form 10-Q
period 2013-03-31
LINEAR TECHNOLOGY CORP /CA/
filed 2013-05-09
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at April 26, 2013
Common Stock, $0.001 par value per share	233,254,508 shares
LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED MARCH 31, 2013

Item 1.        Financial Statements
LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Revenues	$314,542	$312,357	$954,971	$936,610
Cost of sales (1)	79,259	77,662	241,202	231,276
Gross profit	235,283	234,695	713,769	705,334
Expenses:
Research and development (1)	58,517	57,580	174,624	164,988
Selling, general and administrative (1)	38,480	37,182	113,074	109,776
Total operating expenses	96,997	94,762	287,698	274,764
Operating income	138,286	139,933	426,071	430,570
Interest expense(2)	(12,106)	(11,904)	(36,161)	(35,563)
Acquisition related costs	—	—	—	(3,195)
Interest and other income	1,004	1,152	3,050	3,519
Income before income taxes	127,184	129,181	392,960	395,331
Provision for income taxes	16,216	30,682	87,976	100,546
Net income	$110,968	$98,499	$304,984	$294,785
Basic earnings per share	$0.47	$0.42	$1.29	$1.27
Shares used in the calculation of basic earnings per share	237,296	233,346	236,323	232,568
Diluted earnings per share	$0.46	$0.42	$1.28	$1.26
Shares used in the calculation of diluted earnings per share	238,641	234,822	237,388	233,887
Cash dividends per share (3)	$—	$0.25	$0.76	$0.73

Includes the following charges:
(1)Stock-based compensation
Cost of sales	$1,998	$1,902	$5,952	$5,650
Research and development	9,324	8,876	27,775	26,372
Selling, general and administrative	4,812	4,580	14,335	13,608
(2)Amortization of debt discount (non-cash interest expense)	5,294	5,002	15,659	14,795

(3) The payment of the dividend that would have occurred
during the March 2013 quarter of $0.26 per share was
accelerated into the quarter ended December 30, 2012. See
footnote 11.

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net income	$110,968	$98,499	304,984	294,785
Other comprehensive income, net of tax:
Net changes in unrealized (losses) gains on available-for-sale securities	(538)	325	(296)	(550)
Total comprehensive income	$110,430	$98,824	$304,688	$294,235

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2013	July 1, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$194,195	$213,418
Marketable securities	1,260,313	989,641
Accounts receivable, net of allowance for doubtful accounts of $1,891 ($2,035 at July 1, 2012)	143,047	153,090
Inventories:
Raw materials	9,133	8,631
Work-in-process	59,189	52,440
Finished goods	18,237	18,593
Total inventories	86,559	79,664
Deferred tax assets	43,416	36,845
Prepaid expenses and other current assets	32,296	32,752
Total current assets	1,759,826	1,505,410
Noncurrent assets:
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	231,344	220,741
Manufacturing and test equipment	652,740	652,653
Office furniture and equipment	5,496	5,072
	918,417	907,303
Accumulated depreciation and amortization	(623,102)	(587,081)
Net property, plant and equipment	295,315	320,222
Identified intangible assets, net and goodwill	16,535	18,185
Other noncurrent assets	2,055	7,251
Total noncurrent assets	313,905	345,658
Total assets	$2,073,731	$1,851,068
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,069	$11,459
Accrued payroll and related benefits	53,092	77,978
Deferred income on shipments to distributors	41,797	41,333
Income taxes payable	4,490	13,546
Other accrued liabilities	24,988	26,265
Total current liabilities	136,436	170,581
Deferred tax liabilities	125,983	97,817
Convertible senior notes	821,259	805,599
Other long-term liabilities	39,584	40,563
Total liabilities	1,123,262	1,114,560
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 233,226 shares issued and outstanding at March 31, 2013 (230,034 shares at July 1, 2012)	233	230
Additional paid-in capital	1,713,364	1,587,815
Accumulated other comprehensive income, net of tax	(131)	165
Accumulated deficit	(762,997)	(851,702)
Total stockholders’ equity	950,469	736,508
Total liabilities and stockholders’ equity	$2,073,731	$1,851,068
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2013	April 1, 2012
Cash flow from operating activities:
Net income	$304,984	$294,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,529	41,762
Tax deficit resulting from the exercise of stock-based awards	(2,304)	(2,874)
Stock-based compensation	48,062	45,630
Amortization of convertible senior notes discount	15,659	14,795
Change in operating assets and liabilities:
Decrease in accounts receivable	10,043	25,284
Increase in inventories	(6,895)	(6,157)
Decrease in prepaid expenses, other current assets and deferred tax assets	80	14,269
Decrease in long-term assets	1,426	3,008
Decrease in accounts payable, accrued payroll, other accrued liabilities and long-term liabilities	(20,875)	(42,279)
Increase (decrease) in deferred income on shipments to distributors	464	(5,488)
Increase in income taxes payable	6,841	25,110
Cash provided by operating activities	400,014	407,845
Cash flow from investing activities:
Purchases of marketable securities	(863,541)	(779,539)
Proceeds from maturities and sales of available-for-sale securities	592,991	478,737
Acquisition, net of cash assumed	—	(23,365)
Purchases of property, plant and equipment	(12,202)	(32,118)
Cash used in investing activities	(282,752)	(356,285)
Cash flow from financing activities:
Issuance of common stock under employee stock plans	88,904	46,641
Purchases of common stock	(45,958)	(39,340)
Payments of cash dividends	(179,431)	(169,787)
Cash used in financing activities	(136,485)	(162,486)
Decrease in cash and cash equivalents	(19,223)	(110,926)
Cash and cash equivalents, beginning of period	213,418	270,523
Cash and cash equivalents, end of period	$194,195	$159,597

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature.  The results for the three and nine-month periods ended March 31, 2013 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 1, 2012 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at July 1, 2012 has been derived from those audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the third quarter and the first nine months of fiscal year 2013, the Company recognized approximately 16% and 15%, respectively, of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At March 31, 2013, the Company had approximately $51.8 million of deferred revenue and $10.0 million of deferred cost of sales recognized as $41.8 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $2.7 million to $3.4 million per quarter.

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

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Numerator-net income	$110,968	$98,499	$304,984	$294,785
Denominator for basic earnings per share-weighted average shares	237,296	233,346	236,323	232,568
Effect of dilutive securities- employee stock options	1,345	1,476	1,065	1,319
Denominator for diluted earnings per share	238,641	234,822	237,388	233,887
Basic earnings per share	$0.47	$0.42	$1.29	$1.27
Diluted earnings per share	$0.46	$0.42	$1.28	$1.26

The weighted average diluted common shares outstanding for the quarter and the nine months ended March 31, 2013 excludes the effect of 2.6 million and 4.7 million, respectively, out-of-the-money stock options, that if included would be anti-dilutive. The weighted average diluted common shares outstanding for the quarter and the nine months ended April 1, 2012 excludes the effect of 7.0 million and 8.5 million, respectively, out-of-the-money stock options, that if included would be anti-dilutive.

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 31, 2013:

In thousands Description	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$419,691	$—	$419,691
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	—	917,306	917,306
Total assets measured at fair value	$419,691	$917,306	$1,336,997

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of July 1, 2012:

In thousands Description	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$359,749	$—	$359,749
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	—	764,028	764,028
Total assets measured at fair value	$359,749	$764,028	$1,123,777

5.    Marketable Securities

The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AA+ to AAA.  The following is a summary of cash equivalents and marketable securities at March 31, 2013 and July 1, 2012:

	March 31, 2013
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$378,717	$314	$(3)	$379,028
Obligations of U.S. government-sponsored enterprises	141,889	180	—	142,069
Municipal bonds	605,249	443	(37)	605,655
Corporate debt securities and other	169,564	20	(2)	169,582
Money market funds	40,663	—	—	40,663
Total	$1,336,082	$957	$(42)	$1,336,997
Amounts included in:
Cash equivalents	$76,684	$—	$—	$76,684
Marketable securities	1,259,398	957	(42)	1,260,313
Total	$1,336,082	$957	$(42)	$1,336,997

	July 1, 2012
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$295,964	$77	$(74)	$295,967
Obligations of U.S. government-sponsored enterprises	167,554	169	(13)	167,710
Municipal bonds	428,362	669	(41)	428,990
Corporate debt securities and other	167,323	16	(11)	167,328
Money market funds	63,782	—	—	63,782
Total	$1,122,985	$931	$(139)	$1,123,777
Amounts included in:
Cash equivalents	$134,136	$—	$—	$134,136
Marketable securities	988,849	931	(139)	989,641
Total	$1,122,985	$931	$(139)	$1,123,777

(1) The Company evaluated the nature of the investments with a loss position at March 31, 2013 and July 1, 2012, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of March 31, 2013 and July 1, 2012.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

In thousands	March 31, 2013	July 1, 2012
Due in one year or less	$1,157,189	$493,934
Due after one year through three years	103,124	495,707
Total	$1,260,313	$989,641

6. Stock-based Compensation

Equity Incentive Plans

 At March 31, 2013, 20.4 million shares were available for grant under the Company’s equity incentive plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options also generally become exercisable over a five-year period (generally 10% every six months) based upon continued employment.  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At March 31, 2013, 1.2 million shares were available for issuance under the ESPP.

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

As of March 31, 2013, there was approximately $148.3 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately 5 years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the nine months ended March 31, 2013, options for approximately 3.0 million shares were exercised for a gain to the optionee (aggregate intrinsic value) of $22.7 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

	Stock Options Outstanding	Weighted- Average Exercise Price
Outstanding options, July 1, 2012	11,080,860	$31.12
Granted	—	—
Forfeited and expired	(1,013,250)	37.34
Exercised	(3,005,136)	28.17
Outstanding options, March 31, 2013	7,062,474	$31.48

Options vested and exercisable at:
March 31, 2013	5,851,330	$33.29

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2012	5,398,008	$30.67
Granted	1,865,676	32.49
Vested	(1,324,833)	29.96
Forfeited	(99,429)	30.66
Nonvested at March 31, 2013	5,839,422	$31.42

7. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of other comprehensive income at March 31, 2013 and April 1, 2012 were as follows:

Accumulated Other Comprehensive Income
In thousands
Balance, July 1, 2012	$165
Net changes in unrealized losses on available-for-sale securities, net of tax	(296)
Accumulated other comprehensive income, March 31, 2013	$(131)

Accumulated Other Comprehensive Income
In thousands
Balance, July 3, 2011	$1,130
Net changes in unrealized losses on available-for-sale securities, net of tax	(550)
Accumulated other comprehensive income, April 1, 2012	$580

8. Acquisition

On December 20, 2011, the Company acquired 100% of the outstanding stock of privately held Dust Networks ("Dust") of Hayward, California, a provider of low power wireless sensor network technology. The acquisition of Dust enables the Company to offer a complete high performance wireless sensor networking solution. Dust's low power radio and software technology complements the Company's strengths in industrial instrumentation, power management and energy harvesting technology. The consideration associated with the acquisition was approximately $25.2 million including $1.7 million for Dust acquisition expenses that were expensed immediately. The Company will pay additional consideration over a two year period of up to $2.8 million in cash, based on the duration of service performed by certain acquired key employees. As of March 31, 2013 the Company has paid $1.4 million of retention bonuses and owes approximately $1.4 million in retention bonuses.

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

9.     Goodwill and Intangible Assets

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable. The Company expects that none of the goodwill will be deductible for tax purposes. The goodwill balance of $2.2 million at March 31, 2013 is attributable to the Dust acquisition in fiscal 2012. There were no changes to the goodwill balance for the quarter and nine month periods ended March 31, 2013.

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

Amortization expense related to technology licenses that were not acquired as part of the Dust acquisition was $0.9 million and $3.8 million, respectively, for the quarter and nine month periods ended March 31, 2013.

The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 7.5 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years
Technology licenses	10 years

Intangible assets consisted of the following:

In thousands	March 31, 2013
	Original Cost	Accumulated Amortization	Net
Intellectual property	$13,100	$(2,250)	$10,850
Customer relationships	4,000	(500)	3,500
Technology licenses	56,570	(56,570)	—
Total intangible assets	$73,670	$(59,320)	$14,350

10.    Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700.0 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances.  Through the third quarter of fiscal year 2013 the Company has repurchased $154.9 million (principal amount) of its 2027A notes, resulting in approximately $845.1 million (principal amount) of debt outstanding as of March 31, 2013.  At March 31, 2013, no shares related to the Notes were included in the computation of diluted earnings per share.

At March 31, 2013, the conversion rate of the 2027A notes was 23.770 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change. The Company presently intends to redeem the debt on May 1, 2014, and presently anticipates having sufficient domestic cash balances to do so.

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

The carrying values of the liability and equity components of the Notes are reflected in the Company’s consolidated balance sheets as follows:

In thousands	March 31, 2013	July 1, 2012
Liability components
Principal amount of the Notes	$845,088	$845,088
Unamortized discount of liability component	(23,829)	(39,489)
Carrying value of liability component	$821,259	$805,599

Equity component-net carrying value	$122,639	$122,639

Interest expense related to the Notes included in interest expense on the consolidated statements of income was recognized as follows:

	Three Months Ended		Nine Months Ended
In thousands	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Contractual coupon interest	$6,338	$6,338	$19,014	$19,014
Amortization of debt discount	5,294	5,002	15,659	14,795
Amortization of debt issuance costs	475	475	1,424	1,424
Total interest expense related to the Notes	$12,107	$11,815	$36,097	$35,233

11.     Stockholders’ Equity

Stock Repurchase

On October 16, 2012, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period. During the quarter ended March 31, 2013, the Company repurchased 0.6 million shares of its common stock for approximately $24.2 million. As of March 31, 2013, the Company had remaining authorization to repurchase up to an additional 9.2 million shares of the Company's common stock.

In addition to open market repurchases, the Company also repurchases shares related to equity award vestings as outlined below. During the quarter ended March 31, 2013, the Company repurchased approximately 0.2 million shares of its common stock for approximately $6.0 million. The Company generally grants restricted stock awards and restricted stock units under its equity incentive plans, which are subject to vesting. Recipients are required to pay tax on such awards and units at the time they vest. For the majority of restricted stock awards and units granted, the number of shares issued on the date the awards and units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the common open market stock repurchase totals in the above paragraph even though they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would otherwise have been issued.

Dividends

In April, the Company's Board of Directors approved a cash dividend of $0.26 per share to be paid on May 29, 2013 to stockholders of record on May 17, 2013. The quarterly dividend normally paid in the third fiscal quarter was accelerated into the December 2012 quarter to benefit shareholders due to fiscal cliff taxation uncertainties in the United States. During the nine months ended March 31, 2013, the Company paid $179.4 million in dividends representing $0.76 per share.  The payment of future dividends will be based on the Company's financial performance.

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

13.    Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of March 31, 2013, the Company's other long-term liabilities account includes $30.1 million of unrecognized tax benefits of which approximately $14.1 million would favorably impact its effective income tax rate in future periods if the Company's positions on these tax matters are upheld.  The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $2.3 million accrued for interest at March 31, 2013.

The Company's effective income tax rates for the third quarter and the first nine months of fiscal year 2013 were 12.75% and 22.39% as compared to 23.75% and 25.43%, respectively, in the same periods of fiscal year 2012.  The decrease in the effective income tax rates from the prior year periods was primarily due to the reinstatement during the third quarter of fiscal 2013 of the Federal Research and Development Tax Credit (“R&D Tax Credit”) that had expired December 31, 2011. As a result, commencing with the third fiscal quarter, the Company recorded a discrete tax benefit for the R&D Tax Credit pertaining to fiscal 2012 totaling $4.2 million and adjusted its annual effective rate for fiscal year 2013 for a full year credit whereas fiscal year 2012 included just a half-year R&D Tax Credit. In addition, during the third quarter of fiscal 2013 the Company recorded discrete tax benefits totaling approximately $6.0 million for the release of tax reserves associated with tax years no longer subject to audit and reconciling adjustments pertaining to the prior year tax provision upon filing of the Company's Federal and State Income Tax Returns.

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

Quarterly revenues of $314.5 million for the third quarter of fiscal year 2013 increased $9.3 million or 3.0% from the previous quarter's revenue of $305.3 million and increased $2.2 million or 1% over $312.4 million reported in the third quarter of fiscal year 2012. Net income of $111.0 million increased $22.1 million or 25% over the second quarter of fiscal year 2013 and increased $12.5 million or 13% from the third quarter of fiscal year 2012. The current year fiscal quarter benefited from a lower tax rate of 12.75% as compared to 27% in the previous quarter and 23.75% in the prior year quarter. The Company's tax rate is lower primarily due to the reinstatement of the federal R&D tax credit and secondarily due to the release of estimated tax liabilities for fiscal years that are no longer subject to audit. Diluted earnings per share of $0.46 per share in the third quarter of fiscal year 2013 increased $0.08 per share or 21% over the second quarter of fiscal year 2013 and increased $0.04 per share or 10% over the third quarter of fiscal year 2012.
Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the nine months ended March 31, 2013, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012.

Results of Operations

The table below summarizes the income statement items for the three and nine months ended March 31, 2013 and April 1, 2012 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim periods ended March 31, 2013 to the corresponding periods from the prior fiscal year:

	Three Months Ended			Nine Months Ended
	March 31, 2013	April 1, 2012	Increase/ (Decrease)	March 31, 2013	April 1, 2012	Increase/ (Decrease)
Revenues	100.0%	100.0%	1%	100.0%	100.0%	2%
Cost of sales	25.2	24.9	2	25.3	24.7	4
Gross profit	74.8	75.1	—	74.7	75.3	1
Expenses:
Research and development	18.6	18.4	2	18.3	17.6	6
Selling, general and administrative	12.2	11.9	3	11.8	11.7	3
	30.8	30.3	2	30.1	29.3	5
Operating income	44.0	44.8	(1)	44.6	46.0	(1)
Interest expenses	(3.8)	(3.8)	2	(3.8)	(3.8)	2
Acquisition related costs	-	-	-	-	(0.3)	-
Interest and other income	0.3	0.4	(12)	0.3	0.4	(13)
Income before income taxes	40.5%	41.4%	(2)	41.1%	42.3%	(1)
Tax rate	12.75%	23.75%		22.39%	25.43%

Revenue for the quarter ended March 31, 2013 was $314.5 million, an increase of $2.2 million or 1% over revenue of $312.4 million for the same quarter of the previous fiscal year.  Revenues grew over the prior year quarter in the industrial end-market partially offset by slightly lower revenues in the Company's other end-markets. Revenue for the quarter ended March 31, 2013 increased over the prior fiscal year quarter due to a higher average selling price (“ASP”) offset by a lower number of units shipped.  The ASP of $1.84 per unit in the third quarter of fiscal year 2013 increased compared to the ASP of $1.81 per unit in the third quarter of fiscal year 2012. The number of units shipped decreased by approximately 2% from 171.6 million units in the third quarter of fiscal year 2012 to 168.5 million units in the third quarter of fiscal year 2013.

Geographically, revenues for the quarter ended March 31, 2013 increased in Rest of World ("ROW") and North America offset by decreases in Europe and Japan. International revenues for the quarter ended March 31, 2013 were $221.9 million or 71% of revenues, an increase of $1.8 million as compared to international revenues of $220.1 million or 70% of revenues for the same period in the previous fiscal year.  Revenues for the quarter ended March 31, 2013 for ROW represented $116.5 million or 37% of revenues, while sales to Europe and Japan were $62.0 million or 20% of revenues and $43.4 million or 14% of revenues, respectively.  Domestic revenues were $92.6 million or 29% of revenues in the third quarter of fiscal year 2013 increased $0.4 million over $92.3 million or 30% of revenues in the same period of fiscal year 2012.

Revenue for the nine months ended March 31, 2013 was $955.0 million, an increase of $18.4 million or 2% over revenue of $936.6 million for the same period of the previous fiscal year.  The increase in revenues for the nine months ended March 31, 2013 compared to the same period in the prior fiscal year was primarily due to increases in revenues into the industrial, automotive and computer end-markets offset by lower revenues into the communication and consumer end-markets. The number of units shipped increased slightly from 513.3 million units in the prior year period to 514.5 million units in the current year period.  The ASP for the nine months ended March 31, 2013 was higher at $1.83 per unit as compared to $1.81 per unit in the same period of fiscal year 2012.

Geographically, revenues for the nine months ended March 31, 2013 increased in ROW and the United States offset by decreases in Japan and Europe. International revenues for the nine months ended March 31, 2013 were $681.4 million or 71% of revenues, an increase of $16.3 million as compared to international revenues of $665.1 million or 71% of revenues for the same period in the previous fiscal year.  Revenues for the nine months ended March 31, 2013 for ROW, represented $365.6 million or 38% of revenues, while sales to Europe and Japan were $174.3 million or 18% of revenues and $141.5 million or 15% of revenues, respectively.  Domestic revenues were $273.6 million or 29% of revenues for the nine months ended March 31, 2013, an increase of $2.1 million over $271.5 million or 29% of revenues in the same period of fiscal year 2012.

Gross profit of $235.3 million for the quarter ended March 31, 2013 increased $0.6 million over gross profit of $234.7 million in the third quarter of fiscal year 2012.  Gross profit of $713.8 million for the nine months ended March 31, 2013 increased $8.4 million or 1% over gross profit of $705.3 million in the same period of fiscal year 2012, Gross profit as a percentage of revenues decreased to 74.8% in the third quarter of fiscal year 2013 as compared to 75.1% for the same period in the previous fiscal year. Gross profit as a percentage of revenues decreased to 74.7% for the nine months ended March 31, 2013 as compared to 75.3% for the same period of the previous fiscal year. The decrease in gross profit as a percentage of revenues for the quarter and nine months ended March 31, 2013 was due to a slight change in mix of products sold and higher factory costs primarily due to stronger foreign currencies.

Research and development (“R&D”) expense for the quarter ended March 31, 2013 was $58.5 million, an increase of $0.9 million or 2% over R&D expense of $57.6 million for the same period in the previous fiscal year.  R&D increased $0.6 million due to higher labor costs primarily due to increased fringe costs and merit compensation increases. In addition, employee profit sharing increased $0.2 million and employee stock-based compensation increased $0.4 million. Other R&D expenses decreased $0.3 million primarily due to lower supply and legal costs.

R&D expense for the nine months ended March 31, 2013 was $174.6 million, an increase of $9.6 million or 6% over R&D expense of $165.0 million for the same period in the previous fiscal year.  R&D increased $5.6 million due to higher labor costs primarily due to increased headcount from the Dust acquisition that occurred at the end of the second quarter of fiscal 2012 as well as increased fringe costs and merit compensation increases. In addition, employee profit sharing increased $0.7 million and employee stock-based compensation increased $1.4 million. Other R&D expenses increased $1.9 million primarily due to $1.6 million in intangible asset amortization and retention bonus costs related to the Dust acquisition as well as an increase in mask costs of $0.3 million.

Selling, general and administrative expense (“SG&A”) for the quarter ended March 31, 2013 was $38.5 million, an increase of $1.3 million or 3% over SG&A expense of $37.2 million for the same period in the previous fiscal year.  The increase in SG&A expense was due to a $0.6 million increase in compensation costs primarily due to an increase in annual merit compensation and fringe costs. In addition, employee profit sharing increased $0.3 million and employee stock-based compensation increased $0.2 million. Other SG&A expenses increased $0.2 million.

SG&A for the nine months ended March 31, 2013 was $113.1 million, an increase of $3.3 million or 3% over SG&A expense of $109.8 million for the same period in the previous fiscal year. The increase in SG&A expense was primarily due to a $2.4 million increase in compensation costs primarily due to an increase in annual merit compensation and fringe. In addition, employee profit sharing increased $0.7 million and employee stock-based compensation increased $0.7 million. Other SG&A expenses decreased $0.5 million primarily due to a $0.8 million decrease in legal expenses offset by $0.3 million increase in other SG&A expense.

Interest expense was $12.1 million and $36.2 million, respectively, for the quarter and nine months ended March 31, 2013, an increase of $0.2 million and $0.6 million, respectively, over the corresponding periods of fiscal year 2012 primarily due to higher non-cash interest expense.

In the prior fiscal year the Company incurred $3.2 million in transaction costs related to the acquisition of Dust Networks during the second quarter of fiscal 2012. Included in the $3.2 million were $1.7 million of Dust's acquisition expenses.

Interest income was $1.0 million and $3.1 million, respectively, for the quarter and nine months ended March 31, 2013, a decrease of $0.1 million and $0.5 million from the corresponding periods of fiscal year 2012. Interest income decreased due to a decrease in the average interest rate earned on the Company's cash, cash equivalents and marketable securities balances partially offset by a higher cash, cash equivalents and marketable security balance.

The Company's effective income tax rates for the third quarter and the first nine months of fiscal year 2013 were 12.75% and 22.39% as compared to 23.75% and 25.43%, respectively, in the same periods of fiscal year 2012.  The decrease in the effective income tax rates from the prior year periods was primarily due to the reinstatement during the third quarter of fiscal 2013 of the Federal Research and Development Tax Credit (“R&D Tax Credit”) that had expired December 31, 2011. As a result, commencing with the third fiscal quarter, the Company recorded a discrete tax benefit for the R&D Tax Credit pertaining to fiscal 2012 totaling $4.2 million and adjusted its annual effective rate for fiscal 2013 for a full year credit whereas fiscal year 2012 included just a half-year R&D Tax Credit. In addition, during the third quarter of fiscal 2013 the Company recorded discrete tax benefits totaling approximately $6 million for the release of tax reserves associated with tax years no longer subject to audit and reconciling adjustments pertaining to the prior year tax provision upon filing of the Company's Federal and State Income Tax Returns. Excluding quarterly discrete tax adjustments, the Company estimates that its annual effective income tax rate for fiscal 2013 will be 25%.

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

Quarterly revenues of $314.5 million for the third quarter of fiscal year 2013 increased $9.3 million or 3.0% sequentially over the second quarter of fiscal year 2013. The increase in revenues of 3.0% was at the higher end of the Company's guidance. The Company's book-to-bill ratio was positive; gross margin and operating margin improved sequentially as the Company controlled spending where practical. The two end-markets most favorably impacted by the improved bookings were the automotive and industrial end-markets. Looking forward, customers generally acknowledge growth, but continue to order cautiously to the low-end of published lead times of four to six weeks. As a result, the Company currently estimates revenues will grow 1% to 4% in the fiscal fourth quarter over the third fiscal quarter.

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

Liquidity and Capital Resources

At March 31, 2013, the Company’s cash, cash equivalents and marketable securities balances were $1,454.5 million in aggregate, representing an increase of $251.4 million over the July 1, 2012 balances of $1,203.1 million. The increase was primarily due to positive cash flows from operations of $400.0 million and to a lesser extent the issuance of stock under employee stock plans of $88.9 million, these were partially offset by $179.4 million for the payment of cash dividends, representing $0.76 per share for the nine months ended March 31, 2013, $46.0 million to purchase common stock; and $12.2 million for capital additions. Working capital at March 31, 2013 was $1,623.4 million.

Accounts receivable totaled $143.0 million at the end of the third quarter of fiscal year 2013, a decrease of $10.0 million from the July 1, 2012 balance of $153.1 million.  Inventory totaled $86.6 million at the end of the third quarter of fiscal year 2013, an increase of $6.9 million over the fourth quarter of fiscal year 2012.  The increase in inventory was primarily due to an increase in the Company's work in process inventory.

Net property, plant and equipment decreased $24.9 million from the fourth quarter of fiscal year 2012 due to fixed assets additions of $12.2 million offset by $37.1 million in depreciation expense.  Income taxes payable totaled $4.5 million million at the end of the third quarter of fiscal year 2013, a decrease of $9.1 million from the fourth quarter of fiscal year 2012 primarily due to quarterly tax payments offset by the tax provision.

In April 2013, the Company's Board of Directors declared a cash dividend of $0.26 per share. The dividend will be paid on May 29, 2013 to stockholders of record on May 17, 2013. The payment of future dividends will be based on the Company's financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future. On March 31, 2013, the Company has debt outstanding of $845.1 million that can be redeemed by the Company at any time on or after May 1, 2014. The Company presently intends to redeem the debt on May 1, 2014, and presently anticipates having sufficient domestic cash balances to do so. In addition, the Company believes it presently has the ability to arrange necessary financing on acceptable terms in the event the Company is not able to generate enough cash from operations to satisfy its liquidity needs.

Off Balance-Sheet Arrangements

As of March 31, 2013, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of its 3.0% Convertible Senior Notes due May 1, 2027.  Through the third quarter of fiscal year 2013, the Company has retired $154.9 million in face value, leaving a remaining balance of $845.1 million.  The Company pays cash interest at an annual rate of 3.0%, payable semiannually on November 1 and May 1 of each year. See Note 10 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information.

Fair Value

As of March 31, 2013, the Company’s cash equivalents and marketable securities investments in debt securities had a fair value of $1,337.0 million.  The Company’s cash equivalents and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. See Note 5 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information. Most of the Company’s investments in debt instruments have an investment rating of AA+ to AAA.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended July 1, 2012.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2012.  At March 31, 2013, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

The Company’s revenues outside the United States are transacted in U.S. dollars; accordingly the Company’s revenues are not directly impacted by foreign currency rate changes, although the Company's expenses can be impacted by such foreign currency rate changes.  To date, fluctuations in foreign currency exchange rates have had a minor impact on the results of operations.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act at a reasonable assurance level is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, with respect to our acquisition of Dust Networks, we may not achieve benefits we expected to achieve, and we may incur write-downs, impairment charges or unforeseen liabilities that could negatively affect our operating results or financial position or could otherwise harm our business.

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

During the third quarter of fiscal year 2013, 71% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In the past years, natural disasters in Japan and Thailand have affected the global marketplace.

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

On March 31, 2013, we have debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 ("the Notes”). Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (December 31, 2012 – January 27, 2013)	-	-	-	9,800,000
Month #2 (January 28, 2013 – February 24, 2013)	200,000	$37.70	200,000	9,600,000
Month #3 (February 25, 2013 – March 31, 2013)	437,506	$37.97	437,506	9,162,494
Total	637,506	$37.89	637,506	9,162,494

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

LINEAR TECHNOLOGY CORPORATION

DATE:	May 9, 2013	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)