Form 10-K
period 2013-06-30
LINEAR TECHNOLOGY CORP /CA/
filed 2013-08-19
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,822,000,000 as of December 28, 2012 based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 233,196,150 shares of the registrant's common stock issued and outstanding as of July 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)
Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the "2013 Proxy Statement") for the 2013 Annual Meeting of Stockholders, to be filed subsequently.

LINEAR TECHNOLOGY CORPORATION

FORM 10-K
For the Fiscal Year Ended June 30, 2013

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

General

Linear Technology Corporation (together with its consolidated subsidiaries, "Linear," “Linear Technology” or the “Company”), a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for over three decades. The Company's products provide an essential bridge between our analog world and the digital electronics in communications, networking, industrial, automotive, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule® subsystems, and wireless sensor network products. The Company is a Delaware corporation; it was originally organized and incorporated in California in 1981. The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

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

Products and Markets

Linear Technology produces a wide range of products for a variety of customers and markets. The Company emphasizes standard products and multi-customer application specific products to address larger markets and to reduce the risk of dependency upon a single customer's requirements. The Company targets the high performance segment of the analog integrated circuit market. “High performance” may be characterized by higher precision, higher efficiency, lower noise, lower power, higher linearity, higher speed, higher voltage, more subsystem integration on a single chip and many other special features. Increased demand for more complex integrated analog solutions has fostered the expansion of the Company's products to include fully integrated module solutions for system power, signal processing and data acquisition applications. The Company's SmartMesh IP and SmartMesh WirelessHART technology offers complete wireless network based solutions using low power electronic components, board level products and software addressing high level applications such as industrial process automation, data center energy management, building energy management, renewable energy monitoring, and transportation management systems. The Company focuses virtually all of its design efforts on proprietary products, which at the time of introduction are original designs by the Company offering unique characteristics differentiating them from those offered by competitors.
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

High Speed Amplifiers - These amplifiers are used to amplify signals from 5 megahertz to 2 Gigahertz for applications such as video, fast data acquisition and wireless communications.

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

PLL Synthesizers- A phase locked loop ("PLL") locks the phase and frequency of a higher frequency device (usually a voltage controlled oscillator) to a more stable, lower frequency device. As a black box, the PLL can be viewed as a frequency multiplier. A PLL is employed when there is the need for a stable reference high frequency local oscillator source. Example applications are numerous and include wireless/optical communications and networking, medical devices and instrumentation.

SmartMesh® Wireless Sensor Network Systems- SmartMesh®IP and SmartMesh WirlessHart technology consists of low power electronic components, board level products, and software. SmartMesh® sensor networks are comprised of a self-forming mesh of nodes, or "motes," which collect and relay data, and a network manager that monitors and manages network performance and sends data to the host application, enabling wireless monitoring/control of physical attributes such as temperature, pressure, light, sound and motion.

Isolated µModule Transceivers- Isolated µModule transceivers use magnetically coupled technology to provide data and power isolation in a system in a package module. They integrate inductive/magnetic components, dedicated integrated circuit functions and power on a single substrate printed circuit board, all encapsulated in a standard plastic package.

Radio Frequency Circuits - These circuits include mixers, modulators, demodulators, amplifiers, drivers, filters, oscillators/synthesizers and power detectors and controllers.  They are used in 2G, 3G, 4G LTE (and beyond) wireless and cable infrastructure, cellphones, wireless data communications backhaul, military, radars, precision GPS and satellite communications.

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

Other - Other linear circuits include buffers, battery monitors, motor controllers, ideal diodes/bridges, hot swap circuits, comparators, sample-and-hold devices, timers, oscillators, drivers and filters (both switched capacitor and continuous time) which are used to limit and/or manipulate signals in such applications as cellular telephones, base stations, navigation systems and industrial applications.

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
Heads-up-displays
Idle stop and go systems
Electronic steering and braking
Antenna power supplies

Communications	Cellular phones	DC - DC converters
	Smart phones	V.35 transceivers
	Cellular basestations (CDMA/WCDMA/GSM/	Isolated µModule power products
	LTE/ WiMAX)	Variable gain amplifiers
	Point-to-point wireless modems	High-speed amplifiers
	Fax machines	High speed A/D converters
	PBX switches	Digital power monitors and
	Optical networking	Active bridge controllers
	Channel service units/data service units	RF Power detectors
	Cable modems/networks	Low noise operational amplifiers
	Internet appliances	Micropower products
	Servers/ routers/switches	Power management products
	Power over Ethernet	Switched capacitor filters
	Wireless Access Points	I2C bus buffers
Voltage references
Voltage regulators/supervisors
Data converter products
Hot Swap controllers
Multi-protocol circuits
Thermoelectric coolers
µModule power products
Power amplifier controllers
Ideal diode bridge controller
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
Bluetooth headsets
Hand-held GPS units
Tablet PCs
Media players
Video/multimedia systems

Marketing and Customers

The Company markets its products worldwide primarily through a direct sales staff and through electronics distributors to a broad range of customers in diverse industries. Distributor and direct customers generally buy on an individual purchase order basis, rather than pursuant to long-term agreements.  The Company’s primary domestic distributor, Arrow Electronics, accounted for 13% of revenues during fiscal year 2013 and 16% of accounts receivable as of fiscal year 2013 year-end; 13% of revenues during fiscal year 2012 and 13% of accounts receivable as of fiscal year 2012 year-end; and 10% of revenues during fiscal year 2011 and 16% of accounts receivable as of fiscal year 2011 year-end.  Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products. No other distributor or customer accounted for 10% or more of revenues for fiscal years 2013, 2012 or 2011. No other distributor or customer accounted for 10% or more of accounts receivable as of fiscal year 2013 or 2012 year-ends.

The Company’s products typically require a sophisticated technical sales effort.  The Company's sales organization is divided into domestic and international regions. The Company’s sales offices located in the United States are in the following metropolitan areas: Chicago, Cleveland, Columbus, Detroit, Minneapolis, Indianapolis, Kansas City, St. Louis, Milwaukee, Hartford, Boston, New York, Baltimore, Washington DC, Philadelphia, Richmond, Sacramento, San Jose, Denver, Salt Lake City, Portland, Seattle, Austin, Dallas, Houston, Raleigh, Atlanta, Miami, Orlando, Tampa, Irvine, Los Angeles, Phoenix and San Diego.  Internationally, the Company has sales offices in or near: Dortmund, Helsinki, London, Milan, Munich, Paris, Stockholm, Stuttgart, Sydney, Melbourne, Beijing, Hong Kong, Tokyo, Nagoya, Osaka, Seoul, Shanghai, Shenzhen, Chengdu, XiAn, Wuhan, Singapore, Taipei, Bangalore, Montreal, Ottawa, Toronto, Calgary, and Vancouver.

The Company has an agreement with one independent sales representative in South America.  Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors. The Company has agreements with four independent distributors in North America, five in Europe, two in China, seven in Japan, three in Taiwan, three in Russia, and one each in Korea, Singapore, Malaysia, Thailand, India, South Africa, Philippines, Israel, Brazil, Australia, and New Zealand.

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

During fiscal years 2013, 2012 and 2011, international revenues were $912.5 million or 71% of revenues, $900.1 million or 71% of revenues, and $1,078.2 million or 73% of revenues, respectively. Because the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates.  During fiscal years 2013, 2012 and 2011, domestic revenues were $369.7 million or 29% of revenues, $366.5 million or 29% of revenues, and $405.7 million or 27% of revenues, respectively.

The Company’s backlog of released and firm orders was approximately $151.1 million at June 30, 2013 as compared with $142.5 million at July 1, 2012.  The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months.  Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty.  Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month.   Also, the Company’s agreements with certain domestic distributors provide for price protection.  Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

The majority of processed wafers are sent to the Company’s assembly facility in Penang, Malaysia and a small portion are sent to offshore independent assembly subcontractors. The Penang facility opened in fiscal year 1995 and currently services approximately 85% to 95% of the Company’s assembly requirements for plastic packages. In fiscal year 2012, the Penang facility was expanded and has approximately 245,000 square feet of manufacturing floor space. The Company’s primary assembly subcontractor is UTAC, located in Thailand. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

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

Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal year 2014.

Patents, Licenses and Trademarks

The Company has been awarded 867 United States and international patents and has considerable pending and published patent applications outstanding. Although the Company believes that these patents and patent applications may have value, the

Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

Research and Development

The Company’s ability to compete depends in part upon its continued introduction of technologically innovative products on a timely basis.  To facilitate this need, the Company has organized its product development efforts into four groups:  two power product groups (D power and S power); mixed signal products; and signal conditioning products including high frequency products and wireless sensor network products.  Linear Technology’s product development strategy emphasizes a broad line of standard high performance products to address a diversity of customer applications.  The Company’s research and development (“R&D”) efforts are directed primarily at designing and introducing new products and to a lesser extent developing new processes and advanced packaging.

As of June 30, 2013, the Company had 1,165 employees involved in research, development and engineering related functions, as compared to 1,181 employees at the end of fiscal year 2012.  The Company has remote design centers throughout the United States, as well as in Singapore, China and Germany as part of the Company’s strategy of obtaining and retaining analog engineering design talent.  For fiscal years 2013, 2012 and 2011, the Company's R&D expense was $235.2 million, $224.5 million and $226.5 million, respectively.  The increase in R&D expense in fiscal year 2013 over fiscal year 2012 was primarily due to a $6.3 million increase in compensation costs due to increased headcount from the acquisition of Dust Networks ("Dust") that occurred at the end of the second quarter of fiscal 2012, annual salary increases resulting from employee performance reviews and increases in related fringe costs. In addition, stock-based compensation costs increased $1.5 million and employee profit sharing increased $0.6 million.

Government Contracts

The Company currently has no material U.S. Government contracts.

Employees

As of June 30, 2013, the Company had 4,306 employees, including 463 in marketing and sales, 1,165 in research, development and engineering related functions, 2,579 in manufacturing and production, and 99 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

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

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of August 1, 2013, are as follows:

Name	Age	Position
Robert H. Swanson, Jr.	74	Executive Chairman of the Board of Directors
Lothar Maier	58	Chief Executive Officer
Paul Chantalat	63	Vice President Quality and Reliability
Paul Coghlan	68	Vice President of Finance and Chief Financial Officer; Secretary
Robert C. Dobkin	69	Vice President of Engineering and Chief Technical Officer
Alexander R. McCann	47	Vice President and Chief Operating Officer
Richard Nickson	63	Vice President of North American Sales
David A. Quarles	47	Vice President of International Sales
Donald Paulus	56	Vice President and General Manager, D Power Products
Steve Pietkiewicz	53	Vice President and General Manager, S Power Products
Robert Reay	52	Vice President and General Manager, Mixed Signal Products
Erik M. Soule	49	Vice President and General Manager, Signal Conditioning Products

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

During fiscal year 2013, 71% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In past years, natural disasters in Japan and Thailand have affected the global marketplace.

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

On June 30, 2013, we had debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 ("the Notes”). Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Holders of our Notes have the right to require us to repurchase the $845.1 million principal amount of the Notes for cash at any time on or after May 1, 2014 or upon the earlier occurrence of a fundamental change. In addition, we can voluntarily repurchase the entire outstanding principal amount of the Notes at any time on or after May 1, 2014. We presently intend to do such repurchase on May 1, 2014 and presently anticipate having sufficient domestic cash balances to do so, however, we may not have sufficient funds to do so or have the ability to arrange necessary financing on acceptable terms at the time of redemption. In addition, upon any conversion of the Notes we are required to make cash payments to the holders of the Notes equal to the lesser of the principal amount of the Notes being converted and the conversion value of those Notes. Such payments could be significant, and we may not have sufficient funds to make them at such time. Moreover, even if we do have sufficient funds to repurchase the Notes and/or to make any additional payments upon conversion, doing so could reduce our working capital below levels that we believe are necessary or appropriate for the ongoing operation of our business. In such case, we might be forced to repatriate cash currently held by our offshore subsidiary, which will have adverse tax consequences, or to raise additional financing at the time of the repurchase or thereafter until cash generated from operations can restore working capital to the desired level.

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

ITEM 1B.	UNRESOLVED STAFF COMMMENTS

None

ITEM 2.	PROPERTIES

At June 30, 2013, the Company owned the major facilities described below:

No. of Bldgs	Location	Total Sq. Ft	Use
6	Milpitas, California	430,000	Executive and administrative offices, wafer fabrication, test and assembly operations, research and development, sales and marketing, and warehousing and distribution
1	Camas, Washington	105,000	Wafer fabrication
1	Chelmsford, Massachusetts	30,000	Research and development; sales and administration
1	Colorado Springs, Colorado	20,000	Research and development
1	Auburn, New Hampshire	20,000	Research and development
1	Raleigh, North Carolina	20,000	Research and development; sales and administration
2	Singapore (A)	260,000	Test and packaging operations, warehousing and distribution, research and development, and sales and administration
1	Malaysia (B)	338,000	Assembly operations, research and development

(A)           Leases on the land used for this facility expire in 2021 through 2022 with an option to extend the lease for an additional 30 years.

(B)           Leases on the land used for this facility expire in 2054 through 2057.

The Company leases design facilities located in: Raleigh, North Carolina; Burlington, Vermont; Santa Barbara, California; Grass Valley, California; Phoenix, Arizona; Dallas, Texas; Munich, Germany; and Hangzhou, China. The Company leases sales offices in the United States in the areas of Chicago, Cleveland, Detroit, Minneapolis, Philadelphia, Sacramento, San Jose, Denver, Portland, Seattle, Austin, Houston, Raleigh, Irvine, Los Angeles and San Diego; and internationally in London, Stockholm, Helsinki, Dortmund, Munich, Stuttgart, Paris, Milan, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Bejing, Shanghai, Shenzhen, Chengdu, XiAn , Wuhan and Bangalore.  See Note 11 of Notes to Consolidated Financial Statements contained in this Form 10-K.  The Company believes that its existing facilities are suitable and adequate for its business purposes through fiscal year 2014.

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

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended June 30, 2013.  For the majority of restricted stock awards and units granted, the number of shares issued on the date the restricted stock awards and units vest is net of the minimum statutory tax withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the common stock repurchase totals in the following table, even though they are treated as common stock repurchases in our financial statements because they reduce the number of shares that would have been issued upon vesting.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (April 1, 2013 – April 28, 2013)	—	$—	—	9,162,494
Month #2 (April 29, 2012 - May 26, 2013)	400,469	$34.87	400,469	8,762,025
Month #3 (May 27, 2013 – June 30, 2013)	543,096	$36.84	543,096	8,218,929
Total	943,565	$36.00	943,565	8,218,929

(1) On October 16, 2012, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

Stock Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the S&P 500 and the Philadelphia Semiconductor Index for the period of five years commencing June 30, 2008 and ending June 30, 2013. The graph assumes that $100 was invested on June 30, 2008 in each of Linear Technology common stock, the S&P 500 Index, and the Philadelphia Semiconductor Index.

ITEM 6.    SELECTED FINANCIAL DATA

FIVE FISCAL YEARS ENDED June 30, 2013	2013	2012	2011	2010	2009
In thousands, except per share amounts
Income statement information
Revenues	$1,282,236	$1,266,621	$1,483,962	$1,169,988	$968,498
Net income	406,925	398,111	580,782	361,341	289,207
Basic earnings per share	$1.72	$1.71	$2.52	$1.59	$1.28
Diluted earnings per share	1.71	1.70	2.50	1.58	1.28
Weighted average shares outstanding – Basic	236,703	233,013	230,806	227,723	226,321
Weighted average shares outstanding – Diluted	237,753	234,298	232,772	228,860	226,837
Balance sheet information
Cash, cash equivalents and marketable securities	$1,524,741	$1,203,059	$922,537	$958,069	$868,711
Total assets	2,098,341	1,851,068	1,594,066	1,590,718	1,421,529
Convertible senior notes	826,629	805,599	785,732	1,159,886	1,280,617
Cash dividends per share	$1.02	$0.98	$0.94	$0.90	$0.86

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Linear Technology Corporation, a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for over three decades. The Company's products provide an essential bridge between our analog world and the digital electronics in communications, networking, industrial, automotive, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule® subsystems, and wireless sensor network products.

Quarterly revenues of $327.3 million for the fourth quarter of fiscal year 2013 increased $12.7 million or 4.0% over the previous quarter's revenue of $314.5 million and decreased $2.7 million or 0.8% from $330.0 million reported in the fourth quarter of fiscal year 2012. Net income of $101.9 million decreased $9.0 million or 8.1% from the third quarter of fiscal year 2013 and decreased $1.4 million or 1.3% from the fourth quarter of fiscal year 2012. Net income in the third quarter of fiscal year 2013 benefited from a lower tax rate of 12.75% whereas the fourth quarter of fiscal year 2013 had a more normalized rate of 25.0%. The Company's tax rate in the third quarter of fiscal year 2013 was lower primarily due to cumulative benefits from the reinstatement of the federal Research and Develpment ("R&D") tax credit and secondarily due to the release of estimated tax liabilities for fiscal years that are no longer subject to audit. Diluted earnings per share of $0.43 per share in the fourth quarter of fiscal year 2013 decreased $0.03 per share or 6.5% from the third quarter of fiscal year 2013 due to the change in the tax rate and decreased $0.01 per share from the fourth quarter of fiscal year 2012.

Revenue for fiscal year 2013 was $1,282 million, an increase of 1.2% or $15.6 million over revenue of $1,267 million in the prior fiscal year. Net income of $406.9 million for fiscal year 2013 increased $8.8 million or 2.2% over $398.1 million reported in the previous fiscal year. The results for fiscal year 2013 benefited from a lower tax rate of 23.1% compared to 25.7% in fiscal year 2012. Diluted earnings per share for fiscal year 2013 was $1.71, an increase of $0.01 per share over the prior fiscal year.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During fiscal years 2013 and 2012, the Company recognized approximately 15% and 16%, respectively, of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At June 30, 2013, the Company had approximately $54.8 million of deferred revenue and $10.7 million of deferred cost of sales recognized as $44.1 million of “Deferred income on shipments to distributors.” At July 1, 2012, the Company had approximately $51.5 million of deferred revenue and $10.2 million of deferred cost of sales recognized as $41.3 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment, as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company were to have a significant reduction in distributor price or grant significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have ranged from $2.7 million to $3.4 million per quarter.

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

Results of Operations

The table below presents the income statement items as a percentage of revenues and provides the percentage change of such items in dollars compared to the prior fiscal year amount.

	Fiscal Year Ended			Percentage Change
	June 30, 2013	July 1, 2012	July 3, 2011	2013 Over 2012	2012 Over 2011
Revenues	100.0%	100.0%	100.0%	1%	(15)%
Cost of sales	25.2	24.7	21.9	3	(4)
Gross profit	74.8	75.3	78.1	1	(18)
Expenses:
Research & development	18.3	17.7	15.3	5	(1)
Selling, general & administrative	11.8	11.7	11.1	3	(11)
	30.1	29.4	26.4	4	(5)
Operating income	44.7	45.9	51.7	(2)	(24)
Interest expense	(3.8)	(3.8)	(3.6)	(2)	(12)
Acquisition related costs	—	(0.2)	—	—	—
Interest and other income	0.3	0.4	0.7	(11)	(57)
Income before income taxes	41.2%	42.3%	48.8%	(1)	(26)
Tax rate	23.1%	25.7%	19.8%

 Fiscal year 2013 revenues of $1,282 million increased $15.6 million or 1% over revenues of $1,267 million in fiscal year 2012.  Fiscal year 2013 revenues increased over the prior fiscal year due to increases in revenues in the industrial and automotive end-markets partially offset by lower revenues in the communication and consumer end-markets. The Company's computer and military end-market revenues were generally unchanged from the prior year. The Company continues to reduce its exposure to the consumer and cell-phone end-markets in favor of the industrial, automotive, communication infrastructure and military end-markets. The Company's bookings in the industrial, automotive, communication infrastructure, and military end-markets in aggregate were 86% of bookings in fiscal year 2013, as compared to 82% of bookings for fiscal year 2011, 76% in fiscal 2010, and 64% in fiscal 2005.

Revenues in fiscal year 2013 increased over the prior fiscal year due to an increase in the average selling price (“ASP”) while the number of units shipped was down slightly.  The ASP for fiscal year 2013 increased $0.03 or 2% to $1.84 per unit in fiscal year 2013 over $1.81 per unit in fiscal year 2012. The number of units shipped was down slightly to 691.0 million units in fiscal year 2013 from 692.1 million units in the fiscal year 2012.

Geographically, revenues in fiscal year 2013 increased in Rest of World ("ROW"), which is primarily Asia excluding Japan, and the United States offset by decreases in Japan and Europe. International revenues were $912.5 million or 71% of revenues in fiscal year 2013, an increase of $12.4 million over international revenues of $900.1 million or 71% of revenues in the previous fiscal year.  Internationally, sales to ROW represented $486.8 million or 38% of revenues, while sales to Europe and Japan were $235.3 million or 18% of revenues and $190.4 million or 15% of revenues, respectively.  Domestic revenues were $369.7 million or 29% of revenues in fiscal year 2013, an increase of $3.2 million over domestic revenues of $366.5 million or 29% of revenues in fiscal year 2012.

Fiscal year 2012 revenues of $1,267 million decreased $217.3 million or 15% from record annual revenues of $1,484 million in fiscal year 2011.  The decrease in revenues was due to a declining global macroeconomic environment compared to the previous fiscal year.  In response to the declining global economic environment, customers were more cautious and lowered their inventory balances. In fiscal 2012 revenues decreased in the industrial, communication, computer, consumer and military/space end-markets. Most of these declines were broad-based except for in the computer end-market where there was a large decrease in the Company's products used in computer tablets. Partially offsetting these decreases was an improvement in the automotive end-market.

Revenues for fiscal year 2012 decreased from the prior fiscal year due to a decrease in the number of units shipped, offset by an increase in ASP.  The number of units shipped decreased by approximately 20% from 862.1 million units in the fiscal year

2011 to 692.1 million units in the fiscal year 2012.   The ASP for fiscal year 2012 increased approximately 4% over $1.74 per unit in fiscal year 2011 to $1.81 per unit in fiscal year 2012.

Geographically, revenues in fiscal year 2012 decreased in each major geographical region compared to the prior fiscal year. International revenues were $900.1 million or 71% of revenues in fiscal year 2012, a decrease of $178.1 million from international revenues of $1,078.2 million or 73% of revenues in the previous fiscal year.  Internationally, sales to ROW were $452.4 million or 36% of revenues, while sales to Europe and Japan were $243.2 million or 19% of revenues and $204.5 million or 16% of revenues, respectively.  Domestic revenues were $366.5 million or 29% of revenues in fiscal year 2012, a decrease of $39.2 million from domestic revenues of $405.7 million or 27% of revenues in fiscal year 2011.

Gross profit for fiscal year 2013 was $959.7 million, an increase of $5.6 million or 1% over gross profit of $954.1 million in fiscal year 2012.  Gross profit as a percentage of revenues decreased to 74.8% of revenues in fiscal year 2013 as compared to 75.3% of revenues in fiscal year 2012.  The decrease in gross profit as a percentage of revenues in fiscal year 2013 was primarily due to a slight change in mix of products sold and higher factory costs primarily due to stronger foreign currencies partially offset by slightly higher ASP's and lower royalty costs.

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

Research and development (“R&D”) expense for fiscal year 2013 was $235.2 million, an increase of $10.7 million or 5% over R&D expense of $224.5 million in fiscal year 2012.  The increase in R&D expense was primarily due to a $6.3 million increase in compensation costs due to increased headcount from the acquisition of Dust Networks ("Dust") that occurred at the end of the second quarter of fiscal 2012, annual salary increases resulting from employee performance reviews and increases in related fringe benefit costs. In addition, stock-based compensation costs increased $1.5 million and employee profit sharing increased $0.6 million. Other R&D expense increased $2.3 million primarily due to $1.6 million in intangible asset amortization and retention bonus costs related to the Dust acquisition as well as an increase in mask costs of $0.6 million.

R&D expense for fiscal year 2012 was $224.5 million, a decrease of $2.0 million or 1% from R&D expense of $226.5 million in fiscal year 2011.  The decrease in R&D expense was primarily due to a $9.8 million decrease in employee profit sharing and a $3.9 million decrease in stock-based compensation costs. Offsetting these decreases was a $6.3 million increase in compensation costs primarily due to increased headcount from the acquisition of Dust Networks ("Dust") in December 2011 and an increase in annual merit compensation. In addition, other R&D expense increased $3.8 million due to higher costs such as masks, depreciation, supplies and $1.6 million of intangible amortization related to Dust.

Selling general and administrative (“SG&A”) expense for fiscal year 2013 was $151.4 million, an increase of $3.8 million or 3% over SG&A expense of $147.6 million in fiscal year 2012.   The increase in SG&A expense was primarily due to a $3.2 million increase in compensation costs primarily due to annual salary increases resulting from employee performance reviews and increases in related fringe benefit costs. In addition, employee profit sharing increased $0.8 million and employee stock-based compensation increased $0.8 million. Other SG&A expense decreased $1.0 million primarily due to lower legal expenses.

SG&A expense for fiscal year 2012 was $147.6 million, a decrease of $18.1 million or 11% from SG&A expense of $165.7 million in fiscal year 2011.  The decrease in SG&A expenses was primarily due to a $7.3 million decrease in legal expense as the prior year period had a one-time legal charge of $5.3 million. In addition, SG&A expense decreased due to a $7.5 million decrease in employee profit sharing and a $2.9 million decrease in stock-based compensation costs. Other SG&A expense decreased $3.5 million primarily due to lower advertising costs. Offsetting these decreases was a $3.1 million increase in compensation costs due to increased headcount and an increase in annual merit compensation.

Interest expense for fiscal year 2013 was $48.3 million, an increase of $0.8 million over $47.5 million in fiscal year 2012  primarily due to higher non-cash interest expense from the amortization of the discount on the Company's 3.00% Convertible Senior Notes.

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

Interest and other income for fiscal year 2013 was $4.1 million, a decrease of $0.5 million or 11% from interest and other income of $4.6 million in fiscal year 2012.  Interest income decreased due to a lower average interest rate earned on the Company's cash, cash equivalents and marketable securities balances partially offset by higher cash, cash equivalents and marketable securities balances.

Interest and other income for fiscal year 2012 was $4.6 million, a decrease of $6.1 million or 57% from interest and other income of $10.7 million in fiscal year 2011.  Interest and other income decreased because the prior year period included a gain of $4.2 million due to settlements of lawsuits during fiscal year 2011. In addition, interest and other income decreased due to a lower average interest rate earned on the Company's cash, cash equivalents and marketable securities balances.

The Company's effective tax rate was 23.1% in fiscal year 2013 compared to 25.7% in fiscal year 2012.  The decrease in the effective tax rate from fiscal year 2012 to fiscal year 2013 was primarily due to discrete tax benefits recognized in the third quarter of fiscal year 2013. During fiscal 2013, the Company's annual effective tax rate was positively impacted by the reinstatement of the federal R&D tax credit commencing with the third quarter of fiscal 2013, which resulted in a discrete tax benefit of $4.5 million. In addition, the Company recognized a $6.1 million discrete tax benefit in the third quarter primarily from the reversal of estimated liabilities for uncertain tax positions as a result of the expiration of open tax years (i.e. fiscal years that are no longer subject to IRS audit). The Company expects that its annual effective tax rate for fiscal year 2014 will be in the range of 25% to 26% absent quarterly discrete tax items, if any.

The Company's effective tax rate was 25.7% in fiscal year 2012 compared to 19.8% in fiscal year 2011.  The increase in the effective tax rate from fiscal year 2011 to fiscal year 2012 was primarily due to discrete tax benefits recognized in fiscal year 2011 totaling $48.8 million as noted below. In addition, the Company's annual effective tax rate for fiscal 2012 was negatively impacted by the expiration of the federal R&D tax credit legislation. This decrease was partially offset by a $4.0 million discrete tax benefit recognized in the third quarter of fiscal year 2012 primarily for the reversal of estimated liabilities for uncertain tax positions as a result of the expiration of open tax years.
During fiscal year 2011 the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) reached an agreement to close all matters pertaining to fiscal years 2002 through 2006. Accordingly, the Company released all remaining liabilities for uncertain tax positions pertaining to fiscal years 2002 through 2006 and recognized quarterly discrete tax benefits during the year totaling $37.7 million. In addition, the Company recognized discrete tax benefits totaling $11.1 million primarily for the reinstatement of the R&D tax credit and the reversal of estimated liabilities for uncertain tax positions as a result of the expiration of open tax years.
The Company's effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday through July 2015 in Malaysia and a partial tax holiday in Singapore through August 2014 which the Company expects to extend if certain conditions are met. In addition, the Company receives tax benefits as a domestic manufacturer and from R&D tax credits and non-taxable interest income.

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

Quarterly revenues of $327.3 million for the fourth quarter of fiscal year 2013 increased $12.7 million or 4.0% sequentially over the third quarter of fiscal year 2013 primarily due to increased revenues in the automotive and industrial end-markets. In addition, both gross margin and operating margin improved over the third quarter and continue at industry leading levels. Fiscal year 2013 suffered from a difficult macro economic environment, however, the Company grew annual revenues 1.2% over the prior fiscal year and increased net income and earnings per share. Heading into the new fiscal year, the Company is optimistic about its future growth prospects. The fourth quarter of fiscal year 2013 was a good bookings quarter and the Company's book-to-bill ratio was greater than one. Historically, the first fiscal quarter is generally a seasonally weak quarter for the Company, but given the current bookings level the Company currently estimates revenues will grow 2% to 5% in the first quarter of fiscal 2014 over the fourth fiscal quarter of fiscal 2013.

Liquidity and Capital Resources

At June 30, 2013, cash, cash equivalents and marketable securities totaled $1,524.7 million, an increase of $321.7 million over the July 1, 2012 balance. The increase was primarily due to positive cash flows from operations of $563.9 million and due to the issuance of stock under employee stock plans of $102.6 million. These increases were partially offset by the payment of cash dividends of $241.3 million, representing $1.02 per share for fiscal year 2013; $85.7 million to purchase common stock, of which $64.6 million was used to purchase 1.8 million shares of the Company's common stock in the open market and $21.1million was used to purchase 0.6 million shares to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards. Lastly, the Company used $17.6 million for capital additions.

Working capital at June 30, 2013 was $768.0 million. Working capital decreased $566.8 million from the prior year due to the reclassification of the Company's outstanding debt of $826.6 million from a long term liability to a short term liability because the debt can be redeemed by the holders as well as by the Company in less than twelve months after June 30, 2013. The Company presently intends to redeem the debt on May 1, 2014, and presently anticipates having sufficient domestic cash balances to do so.

The Company’s accounts receivable balance of $145.3 million at the end of fiscal year 2013 decreased $7.8 million from the July 1, 2012 balance of $153.1 million. The decrease is primarily due to lower shipments in the fourth quarter of fiscal year 2013 as compared to the fourth quarter of fiscal year 2012. Inventory totaled $87.2 million at the end of the fourth quarter of fiscal year 2013, an increase of $7.6 million over the fourth quarter of fiscal year 2012. The increase in inventory was primarily due to an increase in the Company's work in process inventory, primarily diebank. The Company maintains a relatively high quantity of diebank inventory, which are unpackaged integrated circuits in wafer form, to maintain low lead-times on customer orders. Current deferred tax assets decreased $36.8 million from the fourth quarter of fiscal year 2012 due to the balance being reclassified against current deferred tax liabilities to match the deferred tax liabilities arising from the convertible debt short-term reclassification.

Net property, plant and equipment decreased $31.8 million from the fourth quarter of fiscal year 2012 due to $49.4 million of depreciation expense offset by fixed assets additions of $17.6 million.  Other non-current assets decreased $7.3 million from the fourth quarter of fiscal year 2012 primarily due to the reclassification of debt offering fees to prepaid expense and other current assets and due to the amortization of certain technology licenses.

Convertible senior notes-current portion increased $826.6 million due to the planned redemption on May 1, 2014. In addition, deferred tax liabilities-current portion increased $35.5 million since certain long-term deferred tax liabilities related to the debt were reclassified to a short term liability as a result of the planned redemption. The Company has potential deferred tax liabilities related to interest deductions for the debt.

As of June 30, 2013, the Company has not provided for U.S. federal and state income taxes on approximately $723 million which pertain to a portion of the undistributed earnings of non-U.S. subsidiaries, since such earnings are considered permanently reinvested outside the United States. If in the future the Company decides to repatriate such foreign earnings, the Company would incur incremental U.S. federal and state income taxes. However, the Company's intent is to keep these funds permanently reinvested outside of the United States and current plans do not demonstrate a need to repatriate them to fund U.S. operations.

In July 2013, the Company’s Board of Directors declared a cash dividend of $0.26 per share.  The $0.26 per share dividend will be paid on August 28, 2013 to stockholders of record on August 16, 2013.  The payment of future dividends will be based on financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future. On June 30, 2013, the Company has debt outstanding of $845.1 million that can be redeemed by the holders as well as by the Company at any time on or after May 1, 2014. The Company presently intends to redeem the debt on May 1, 2014, and presently anticipates having sufficient domestic cash balances to do so. In addition, the Company believes it presently has the ability to arrange necessary financing on acceptable terms in the event the Company is not able to generate enough cash from operations to satisfy its liquidity needs.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at June 30, 2013 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

(In thousands)	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018 and thereafter
Operating lease obligations (1)	$2,634	$1,816	$1,026	$690	$1,680
3.0% Convertible Senior Notes – principal and interest (2)	870,441	—	—	—	—
Total	$873,075	$1,816	$1,026	$690	$1,680

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

Off-Balance Sheet Arrangements

As of June 30, 2013, the Company had no off-balance sheet financing arrangements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s cash equivalents and marketable securities are subject to market risk, primarily interest rate and credit risk.  The Company’s investments are managed by outside professional managers within investment guidelines set by the Company.  Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.  The Company does not use derivative financial instruments in its investment portfolio. Based upon the weighted average duration of the Company’s investments at June 30, 2013, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company’s investments totaling approximately $6.7 million.  However, because the Company’s debt securities are classified as available-for-sale, no gains or losses are recognized by the Company in its results of operations due to changes in interest rates unless such securities are sold prior to maturity.  These investments are reported at fair value with the related unrealized gains or losses reported in accumulated other comprehensive income, a component of stockholders’ deficit. The Company generally holds securities until maturity.

The Company’s sales outside the United States are transacted in U.S. dollars; accordingly, the Company’s sales are not generally impacted by foreign currency rate changes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

THREE YEARS ENDED JUNE 30, 2013	2013	2012	2011
Revenues	$1,282,236	$1,266,621	$1,483,962
Cost of sales(1)	322,516	312,539	324,445
Gross profit	959,720	954,082	1,159,517
Expenses:
Research and development (1)	235,184	224,467	226,516
Selling, general and administrative(1)	151,382	147,579	165,691
Total operating expenses	386,566	372,046	392,207
Operating income	573,154	582,036	767,310
Interest expense(2)	(48,343)	(47,517)	(54,176)
Acquisition related costs	—	(3,195)	—
Interest income and other income	4,070	4,586	10,704
Income before income taxes	528,881	535,910	723,838
Provision for income taxes	121,956	137,799	143,056
Net income	$406,925	$398,111	$580,782
Basic earnings per share	$1.72	$1.71	$2.52
Shares used in the calculation of basic earnings per share	236,703	233,013	230,806
Diluted earnings per share	$1.71	$1.70	$2.50
Shares used in the calculation of diluted earnings per share	237,753	234,298	232,772
Cash dividends per share	$1.02	$0.98	$0.94

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$7,912	$7,579	$8,785
Research and development	36,904	35,389	39,359
Selling, general and administrative	19,049	18,257	21,077
(2) Amortization of debt discount (non-cash interest expense)	21,029	19,868	21,675

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

THREE YEARS ENDED JUNE 30, 2013	2013	2012	2011
Net income	$406,925	$398,111	580,782
Other comprehensive income, net of tax:
Net changes in unrealized (losses) gains on available-for-sale securities	(431)	(965)	(844)
Total comprehensive income	$406,494	$397,146	$579,938

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

JUNE 30, 2013 AND JULY 1, 2012	2013	2012
Assets
Current assets:
Cash and cash equivalents	$126,650	$213,418
Marketable securities	1,398,091	989,641
Accounts receivable, net of allowance for doubtful accounts of $1,891 ($2,035 in 2012)	145,274	153,090
Inventories:
Raw materials	9,348	8,631
Work-in-process	59,532	52,440
Finished goods	18,349	18,593
Total inventories	87,229	79,664
Deferred tax assets	—	36,845
Prepaid expenses and other current assets	36,646	32,752
Total current assets	1,793,890	1,505,410
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	235,748	220,741
Manufacturing and test equipment	651,194	652,653
Office furniture and equipment	5,494	5,072
	921,273	907,303
Accumulated depreciation and amortization	(632,807)	(587,081)
Net property, plant and equipment	288,466	320,222
Identified intangible assets, net and goodwill	15,985	18,185
Other non-current assets	—	7,251
Total noncurrent assets	304,451	345,658
Total assets	$2,098,341	$1,851,068
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,258	$11,459
Accrued payroll and related benefits	77,659	77,978
Deferred income on shipments to distributors	44,088	41,333
Income taxes payable	12,834	13,546
Other accrued liabilities	18,933	26,265
Convertible senior notes- current portion	826,629	—
Deferred tax liabilities- current portion	35,479	—
Total current liabilities	1,025,880	170,581
Deferred tax liabilities	48,026	97,817
Convertible senior notes	—	805,599
Other long-term liabilities	42,527	40,563
Total liabilities	1,116,433	1,114,560
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 233,025 and 230,034 shares issued and outstanding at June 30, 2013 and July 1, 2012, respectively	233	230
Additional paid-in capital	1,736,496	1,587,815
Accumulated other comprehensive income, net of tax	(266)	165
Accumulated deficit	(754,555)	(851,702)
Total stockholders’ equity	981,908	736,508
Total liabilities and stockholders’ equity	$2,098,341	$1,851,068
See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

THREE YEARS ENDED JUNE 30, 2013	2013	2012	2011
Cash flow from operating activities:
Net income	$406,925	$398,111	$580,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,366	55,934	50,137
Tax (deficit) benefit on employee stock transactions	(521)	(2,575)	5,110
Stock-based compensation	63,865	61,225	69,221
Amortization of convertible senior notes discount	21,029	19,868	21,675
Change in operating assets and liabilities:
Decrease in accounts receivable	7,816	17,290	7,237
Increase in inventories	(7,565)	(5,965)	(18,151)
(Increase) decrease in prepaid expenses, other current assets and deferred tax assets	(2,159)	12,001	(6,344)
Decrease in long-term assets	1,426	4,581	11,819
Decrease in accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	(4,206)	(22,330)	(52,210)
Increase (decrease) in deferred income on shipments to distributors	2,755	(6,254)	13,887
Increase (decrease) in income taxes payable	19,203	33,333	(12,228)
Cash provided by operating activities	563,934	565,219	670,935

Cash flow from investing activities:
Purchase of marketable securities	(1,181,592)	(1,046,120)	(805,146)
Proceeds from sale and maturities of available-for-sale securities	772,968	707,791	813,568
Acquisition of Dust Networks, net of cash assumed	—	(23,365)	—
Purchase of property, plant and equipment	(17,640)	(35,731)	(120,415)
Cash used in investing activities	(426,264)	(397,425)	(111,993)

Cash flow from financing activities:
Issuance of common stock under employee stock plans	102,590	79,650	66,932
Retirement of convertible senior notes	—	—	(395,830)
Purchase of common stock	(85,699)	(76,066)	(38,173)
Payment of cash dividends	(241,329)	(228,483)	(217,202)
Cash used in financing activities	(224,438)	(224,899)	(584,273)

Decrease in cash and cash equivalents	(86,768)	(57,105)	(25,331)
Cash and cash equivalents, beginning of year	213,418	270,523	295,854
Cash and cash equivalents, end of year	$126,650	$213,418	$270,523

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$99,720	$91,315	$189,575
Cash paid for interest expense	$25,485	$25,831	$32,334
See accompanying notes.

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)

THREE YEARS ENDED JUNE 30, 2013	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 27, 2010	224,231	$224	$1,331,664	$1,974	$(1,294,077)	$39,785
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	4,509	4	66,928	—	—	66,932
Tax benefit from stock transactions	—	—	5,110	—	—	5,110
Purchase and retirement of common stock	(1,133)	(1)	(7,052)	—	(31,120)	(38,173)
Cash dividends - $0.94 per share	—	—	—	—	(217,202)	(217,202)
Stock-based compensation	—	—	69,221	—	—	69,221
Unrealized loss on available-for-sale investments, net of $365 tax effect	—	—	—	(844)	—	(844)
Net income	—	—	—	—	580,782	580,782
Balance at July 3, 2011	227,607	227	1,465,871	1,130	(961,617)	505,611
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	4,908	5	79,645	—	—	79,650
Tax deficit from stock transactions	—	—	(2,575)	—	—	(2,575)
Purchase and retirement of common stock	(2,481)	(2)	(16,351)	—	(59,713)	(76,066)
Cash dividends - $0.98 per share	—	—	—	—	(228,483)	(228,483)
Stock-based compensation	—	—	61,225	—	—	61,225
Unrealized loss on available-for-sale investments, net of $628 tax effect	—	—	—	(965)	—	(965)
Net income	—	—	—	—	398,111	398,111
Balance at July 1, 2012	230,034	230	1,587,815	165	(851,702)	736,508
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	5,392	5	102,585	—	—	102,590
Tax deficit from stock transactions	—	—	(521)	—	—	(521)
Purchase and retirement of common stock	(2,401)	(2)	(17,248)	—	(68,449)	(85,699)
Cash dividends - $1.02 per share	—	—	—	—	(241,329)	(241,329)
Stock-based compensation	—	—	63,865	—	—	63,865
Unrealized loss on available-for-sale investments, net of $151 tax effect	—	—	—	(431)	—	(431)
Net income	—	—	—	—	406,925	406,925
Balance at June 30, 2013	233,025	$233	$1,736,496	$(266)	$(754,555)	$981,908
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Significant Accounting Policies

Description of Business

Linear Technology Corporation (together with its consolidated subsidiaries, "Linear," “Linear Technology” or the “Company”), a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for over three decades. The Company's products provide an essential bridge between our analog world and the digital electronics in communications, networking, industrial, automotive, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule® subsystems, and wireless sensor network products. The Company is a Delaware corporation; it was originally organized and incorporated in California in 1981.

Basis of Presentation

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30. Fiscal years 2012 and 2013 were 52-week years.  Fiscal year 2011 was a 53-week fiscal year, with the additional week falling in the quarter ended January 2, 2011.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant inter-company accounts and transactions.  Accounts denominated in foreign currencies have been remeasured using the U.S. dollar as the functional currency.

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

Investments with maturities over three months at the time of purchase are classified as marketable securities. At June 30, 2013 and July 1, 2012, the Company’s marketable securities balance consisted primarily of debt securities in municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities.  The Company’s marketable securities are managed by outside professional managers within investment guidelines set by the Company.  The Company’s investment guidelines generally restrict the professional managers to high quality debt instruments with a credit rating of AAA.   Within the Company's investment policy there is a provision that allows the Company to hold AA+ securities under certain circumstances. The Company’s investments in debt securities are classified as available-for-sale.  Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheets.  The Company classifies investments with maturities greater than twelve months as current as it considers all investments as a potential source of operating cash regardless of maturity date.  The cost of securities matured or sold is based on the specific identification method.

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

No single end customer has accounted for 10% or more of the Company’s revenues.  The Company’s primary domestic distributor, Arrow Electronics, accounted for 13% of revenues during fiscal year 2013 and 16% of accounts receivable as of June 30, 2013; 13% of revenues during fiscal year 2012 and 13% of accounts receivable as of July 1, 2012; and 10% of revenues during fiscal year 2011 and 16% of accounts receivable as of July 3, 2011.  Distributors are not end customers, but rather serve as a channel of sale to many end users of the Company's products.  No other distributor or end customer accounted for 10% or more of revenues for fiscal years 2013, 2012, and 2011.

The Company’s assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations.  However, the Company’s foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk.  For the three years ended June 30, 2013, the Company did not utilize derivative instruments to hedge foreign currency risk or for any other purpose.  Gains and losses resulting from foreign currency fluctuations are recognized in income.

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

Property, Plant and Equipment and Other Non-Current Assets

Depreciation for property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets (5-10 years for equipment and 10-30 years for buildings and building improvements).  Leasehold improvements are amortized over the shorter of the asset’s useful life or the expected term of the lease.  Depreciation expense for fiscal years 2013, 2012 and 2011 was $49.4 million, $48.5 million and $44.5 million, respectively.

Other non-current assets principally relate to intangible assets totaling $13.8 million and goodwill totaling $2.2 million.  Intangible assets are amortized over their estimated useful lives of 5 to 10 years using the straight-line method of amortization.

The Company performs reviews of its long-lived assets for impairment whenever events or changes in circumstance indicate the carrying value may not be recoverable or that the useful life is shorter than originally estimated.

Long-lived assets by geographic area were as follows, net of accumulated depreciation:

In thousands	June 30, 2013	July 1, 2012
United States	$208,971	$232,716
Malaysia	56,889	65,282
Singapore	38,591	47,304
Total long-lived assets	$304,451	$345,302

Goodwill and Intangible Assets

The Company reviews goodwill and purchased intangible assets with indefinite lives for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. The Company tests goodwill for impairment at the reporting unit level

(operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. Effective fiscal year 2013, the Company opted to perform a qualitative assessment to test goodwill for impairment. Based on the qualitative assessment, if the Company determines that the fair value of a reporting unit is more likely than not (i.e. a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of the Company’s reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. No impairment charges were recorded associated with the Company's goodwill and intangible assets for any of the periods presented.

Advertising Expense

The Company expenses advertising costs in the period in which they occur. Advertising expenses for fiscal years 2013, 2012 and 2011 were approximately $5.4 million, $5.1 million and $4.8 million, respectively.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  The Company recognized approximately 15% of net revenues in fiscal year 2013 from North American (“domestic”) distributors.  Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 3%-5% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor’s purchase price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  “Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor, however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors. These price rebates that have been remitted back to distributors have ranged from $2.7 million to $3.4 million per quarter. The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product to the end customers.

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

Product Warranty and Indemnification

The Company’s warranty policy provides for the replacement of defective parts.  In certain large contracts, the Company has agreed to negotiate in good faith a product warranty in the event that an epidemic failure of its parts was to take place. To date there have been no significant occurrences.  Warranty expense historically has been immaterial.

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

Stock-Based Compensation

The Company has equity incentive plans, which are described more fully in “Note 2: Stock-Based Compensation.”  Stock-based compensation is measured at the grant date, based on the fair value of the award.  The Company's equity awards granted in fiscal years 2013 and 2012 were restricted stock awards. Stock-based compensation cost for restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options as determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term and stock price volatility to determine the fair value of a stock option. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. The Company amortizes restricted stock and stock option award compensation cost straight-line over the awards vesting period, which is generally 5 years.

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

Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock and unvested restricted stock outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options, calculated using the treasury stock method.  The dilutive effect of stock options for fiscal years 2013, 2012 and 2011 was 1,050,000, 1,285,000, and 1,966,000 shares, respectively.  The weighted average diluted common shares outstanding for fiscal years 2013, 2012 and 2011 excludes the effect of approximately 4,391,000, 7,929,000, and 11,537,000 stock options, respectively, that if included would be anti-dilutive.

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

Export sales by geographic area in fiscal years 2013, 2012 and 2011 were as follows:

In thousands	June 30, 2013	July 1, 2012	July 3, 2011
Europe	$235,300	$243,183	$297,147
Japan	190,400	204,478	215,451
Rest of the world	486,800	452,468	565,617
Total export sales	$912,500	$900,129	$1,078,215

Note 2. Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans (2005 Equity Incentive Plan and 2010 Equity Incentive Plan) under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares and Performance Units.  Under the plans, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options, Restricted Stock and Restricted Stock Units.  At June 30, 2013, 20.2 million shares were available for grant under the plans.  Stock options generally become exercisable over a five-year period (generally 10% every six months) and expire seven years after the date of the grant.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At June 30, 2013, 1.0 million shares were available for issuance under the ESPP.  During fiscal year 2013, 0.3 million shares were issued at a weighted-average price of $28.42 per share.

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

As of June 30, 2013 there was approximately $143.2 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the fiscal year ended June 30, 2013, 3.3 million stock options were exercised for a gain (aggregate intrinsic value) of $24.9 million determined as of the date of option exercise.

Stock Options

The following table summarizes the stock option activity and related information under all stock option plans:

	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)	Aggregate Intrinsic Value
Outstanding options, June 27, 2010	25,436,140	$33.83
Granted	—	—
Forfeited and expired	(5,508,163)	45.58
Exercised	(2,384,388)	24.93
Outstanding options, July 3, 2011	17,543,589	$31.38
Granted	—	—
Forfeited and expired	(3,590,390)	37.31
Exercised	(2,872,339)	24.96
Outstanding options, July 1, 2012	11,080,860	$31.12
Granted	—	—
Forfeited and expired	(1,028,250)	37.28
Exercised	(3,316,280)	28.42
Outstanding options, June 30, 2013	6,736,330	$31.51	1.55	$46,514,686
Vested and expected to vest at June 30, 2013	6,730,431	$31.52	1.55	$46,431,860
Options vested and exercisable at:
July 3, 2011	13,774,109	$33.74
July 1, 2012	8,613,560	33.52
June 30, 2013	5,529,186	33.42	1.33	$29,507,895

The following table sets forth certain information with respect to employee stock options outstanding and exercisable at June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Stock Options Exercisable	Weighted Average Exercise Price
$22.74-$22.74	3,267,955	$22.74	2.54	2,062,811	$22.74
$29.71-$39.24	1,339,375	37.31	1.00	1,337,375	37.32
$40.88-$40.88	1,454,500	40.88	0.29	1,454,500	40.88
$42.28-$42.28	674,500	$42.28	0.54	674,500	$42.28
$22.74-$42.28	6,736,330	$31.51	1.55	5,529,186	$33.42

Restricted Awards

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Non-vested at June 27, 2010	5,609,419	$30.10
Granted	1,595,601	32.87
Vested	(1,863,421)	31.60
Forfeited	(139,543)	29.94
Non-vested at July 3, 2011	5,202,056	$30.37
Granted	2,065,806	31.30
Vested	(1,755,210)	30.53
Forfeited	(114,644)	30.41
Non-vested at July 1, 2012	5,398,008	$30.67
Granted	2,190,049	32.81
Vested	(1,779,799)	30.54
Forfeited	(139,985)	30.80
Non-vested at June 30, 2013	5,668,273	$31.54

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

The Company's Level 1 assets consist of investments in money-market funds and United States Treasury securities that are actively traded. The Company's Level 2 assets consist of municipal bonds, obligations of U.S. government-sponsored enterprises, corporate debt and commercial paper that are less actively traded in the market, but where quoted market prices exist for similar instruments that are actively traded. The Company determines the fair value of its Level 2 assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter. The Company had no Level 3 assets in fiscal years 2013 and 2012.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2013:

In thousands	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$433,301	$—	$433,301
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises and commercial paper	—	1,004,055	1,004,055
Total assets measured at fair value	$433,301	$1,004,055	$1,437,356

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of July 1, 2012:

In thousands	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$359,749	$—	$359,749
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises and commercial paper	—	764,028	764,028
Total assets measured at fair value	$359,749	$764,028	$1,123,777

Note 4.  Marketable Securities

The following is a summary of cash equivalents and marketable securities at June 30, 2013 and July 1, 2012:

	June 30, 2013
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$423,090	$247	$(2)	$423,335
Obligations of U.S. government-sponsored enterprises	120,420	100	(3)	120,517
Municipal bonds	674,004	319	(64)	674,259
Corporate debt securities and other	209,257	26	(4)	209,279
Money market funds	9,966	—	—	9,966
Total	$1,436,737	$692	$(73)	$1,437,356
Amounts included in:
Cash equivalents	$39,265	—	—	$39,265
Marketable securities	1,397,472	692	(73)	1,398,091
Total	$1,436,737	$692	$(73)	$1,437,356

	July 1, 2012
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$295,964	$77	$(74)	$295,967
Obligations of U.S. government-sponsored enterprises	167,554	169	(13)	167,710
Municipal bonds	428,362	669	(41)	428,990
Corporate debt securities and other	167,323	16	(11)	167,328
Money market funds	63,782	—	—	63,782
Total	$1,122,985	$931	$(139)	$1,123,777
Amounts included in:
Cash equivalents	$134,136	—	—	$134,136
Marketable securities	988,849	931	(139)	989,641
Total	$1,122,985	$931	$(139)	$1,123,777

(1) The Company evaluated the nature of the investments with a loss position at June 30, 2013 and July 1, 2012, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of June 30, 2013 and July 1, 2012.

The estimated fair value of investments in debt securities by effective maturity date, is as follows:

In thousands	June 30, 2013	July 1, 2012
Due in one year or less	$1,349,531	$493,934
Due after one year through three years	48,560	495,707
Total	$1,398,091	$989,641

Note 5. Acquisition

On December 20, 2011, the Company acquired 100% of the outstanding stock of privately held Dust Networks ("Dust") of Hayward, California, a provider of low power wireless sensor network technology. The acquisition of Dust enables the Company to offer a complete high performance wireless sensor networking solution. Dust's low power radio and software technology complements the Company's strengths in industrial instrumentation, power management and energy harvesting technology. The consideration associated with the acquisition was approximately $25.2 million including $1.7 million for Dust acquisition expenses that were expensed immediately. The Company will pay additional consideration over a two year period of up to $2.8 million in cash, based on the duration of service performed by certain acquired key employees of which approximately $1.4 million remained outstanding as of June 30, 2013.

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

Note 6.  Goodwill and Intangible Assets

Goodwill

As a result of the acquisition of Dust during the second quarter of fiscal year 2012 the Company recorded $4.9 million in goodwill. The goodwill balance was reduced by $2.7 million during the quarter ended April 1, 2012 to recognize the expected benefit of Dust's net operating loss carryforwards, which can be offset against future Linear taxable income and so were recorded as deferred tax assets. The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable. The Company expects that none of the goodwill will be deductible for tax purposes. The goodwill balance of $2.2 million at June 30, 2013 is attributable to the Dust acquisition in fiscal 2012. There were no changes to the goodwill balance for the fiscal year ended June 30, 2013.

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

Amortization expense related to technology licenses that were not acquired as part of the Dust acquisition was $3.8 million for fiscal year ended June 30, 2013.

The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 7.3 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years
Technology licenses	10 years

Intangible assets consisted of the following:

In thousands	June 30, 2013
	Original Cost	Accumulated Amortization	Net
Intellectual property	$13,100	$(2,700)	$10,400
Customer relationships	4,000	(600)	3,400
Technology licenses	56,570	(56,570)	—
Total intangible assets	$73,670	$(59,870)	$13,800

In thousands	July 1, 2012
	Original Cost	Accumulated Amortization	Net
Intellectual property	$13,100	$(900)	$12,200
Customer relationships	4,000	(200)	3,800
Technology licenses	56,570	(52,799)	3,771
Total intangible assets	$73,670	$(53,899)	$19,771

Amortization expense associated with intangible assets for fiscal year 2013, 2012 and 2011 was $6.0 million, $6.8 million and $5.7 million, respectively. Amortization expense for intangible assets is estimated to be $2.2 million in fiscal year 2014, $2.2 million in fiscal year 2015, $2.2 million in fiscal year 2016, $1.7 million in fiscal year 2017, $1.2 million in fiscal year 2018 and $4.3 million thereafter.

Note 7. Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700.0 million aggregate principal amount of its 3.125%

Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering. The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million. The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes. The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes in fiscal 2011 using a portion of its existing cash and marketable securities balances. The Company has purchased $154.9 million (principal amount) of its 2027A notes, resulting in approximately $845.1 million (principal amount) of debt outstanding as of June 30, 2013. At June 30, 2013, no shares related to the Notes were included in the computation of diluted earnings per share.

At June 30, 2013, the conversion rate of the 2027A notes is 24.1188 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors at its July 2013 meeting will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change.

The 2027A notes pay cash interest of 3.00% which is payable semiannually in arrears on May 1 and November 1. In accordance with the provisions of ASC 470-20-10 to 35, the Company recognizes an effective interest rate of 5.69% on the carrying value of the 2027A notes. The effective rate is based on the interest rates of similar instruments issued at the time of issuance of the Notes that do not have conversion features such as the Notes. The difference between the effective interest rate of 5.69% and the coupon rate of 3.00%, results in non-cash interest expense that will never be paid by the Company.

The carrying values of the liability and equity components of the Notes are reflected in the Company’s condensed consolidated balance sheets as follows:

In thousands	June 30, 2013	July 1, 2012
Liability components
Principal amount of the Note	$845,088	$845,088
Unamortized discount of liability component	(18,459)	(39,489)
Carrying value of liability component	$826,629	$805,599
Equity component-net carrying value	$122,639	$122,639

Interest expense related to the Notes included in interest expense on the condensed consolidated statements of income for fiscal years 2013, 2012 and 2011 was as follows:

In thousands	June 30, 2013	July 1, 2012	July 3, 2011
Contractual coupon interest	$25,353	$25,353	$29,476
Amortization of debt discount	21,029	19,868	21,675
Amortization of debt issuance costs	1,898	1,898	2,303
Total interest expense related to the Notes	$48,280	$47,119	$53,454

Note 8.  Stockholders’ Equity

Stock Repurchase

On October 16, 2012, the Company's Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period. For the majority of restricted stock awards and units granted, the number of shares issued on the date the restricted stock awards and units vest is net of the minimum statutory tax withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. The table below includes these withheld shares because they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting. In addition, the table below includes open market repurchases.

Shares repurchased in fiscal years 2013, 2012 and 2011 are as follows:

In thousands	June 30, 2013	July 1, 2012	July 3, 2011
Number of shares of common stock repurchased	2,401	2,481	1,133
Total cost of repurchase	$85,699	$76,066	$38,173

Dividends

On July 23, 2013 the Company’s Board of Directors approved a cash dividend of $0.26 per share which is payable on August 28, 2013 to stockholders of record on August 16, 2013.  During fiscal year 2013, the Company paid $241.3 million in dividends representing $1.02 per share.  The payment of future dividends will be based on quarterly financial performance.

Note 9.  Retirement Plan

The Company has established a 401(k) retirement plan for its qualified U.S. employees.  Under the plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.  The Company contributes to qualified U.S. employees’ 401(k) accounts as part of the Company’s semi-annual profit sharing payouts.  Contributions made by the Company within the fiscal year to this plan were approximately $9.4 million, $10.6 million and $13.9 million in fiscal years 2013, 2012 and 2011, respectively.

Note 10.  Income Taxes

The components of income before income taxes for fiscal years 2013, 2012 and 2011 are as follows:

In thousands	June 30, 2013	July 1, 2012	July 3, 2011
United States operations	$334,693	$390,619	$527,568
Foreign operations	194,188	145,291	196,270
	$528,881	$535,910	$723,838

The provision for income taxes for fiscal years 2013, 2012 and 2011 consists of the following:

In thousands	June 30, 2013	July 1, 2012	July 3, 2011
United States federal:
Current	$91,308	$102,097	$111,642
Deferred	23,590	29,387	12,791
	114,898	131,484	124,433
State:
Current	2,058	2,265	11,343
Deferred	130	41	1,838
	2,188	2,306	13,181
Foreign:
Current	5,014	4,734	4,204
Deferred	(144)	(725)	1,238
	4,870	4,009	5,442
	$121,956	$137,799	$143,056

The provision for income taxes reconciles to the amount computed by applying the statutory U.S. Federal rate at 35% to income before income taxes for fiscal years 2013, 2012 and 2011 are as follows:

In thousands	June 30, 2013	July 1, 2012	July 3, 2011
Tax at U.S. statutory rate	$185,108	$187,569	$253,343
State income taxes, net of federal benefit	1,422	1,485	8,703
Earnings of foreign subsidiaries subject to lower rates	(40,526)	(38,931)	(50,702)
Tax-exempt interest income	(840)	(841)	(1,400)
Domestic manufacturing deduction	(11,993)	(9,800)	(14,805)
Research and development credit	(14,506)	(6,944)	(12,394)
Settlements	—	—	(44,753)
Other	3,291	5,261	5,064
	$121,956	$137,799	$143,056

The tax (charge) benefits attributable to equity-based compensation transactions that were applied to additional paid-in capital were $(0.5) million, $(2.6) million and $5.1 million, for fiscal 2013, 2012 and 2011, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities recorded in the balance sheet as of June 30, 2013 and July 1, 2012 are as follows:

In thousands	June 30, 2013	July 1, 2012
Deferred tax assets:
Loss carryforwards	6,887	$7,660
Credit carryforwards	8,993	4,262
Inventory valuation	20,697	9,999
Deferred income on shipments to distributors	15,284	14,673
Stock-based compensation	19,178	28,558
Accrued compensation and benefits	7,120	6,867
Other	3,222	3,868
Valuation allowance	(8,993)	(4,262)
Total deferred tax assets	72,388	71,625
Deferred tax liabilities:
Depreciation and amortization	$13,845	$5,812
Unremitted earnings of subsidiaries	58,951	47,784
Convertible senior notes	81,929	77,394
Other	1,168	1,607
Total deferred tax liabilities	155,893	132,597
Net deferred tax liabilities	$(83,505)	$(60,972)

At July 1, 2012, the Company had a deferred tax asset of $6.9 million resulting from acquired net operating losses through the acquisition of Dust Networks. Utilization of these acquired net operating losses in a specific year is limited due to the “change in ownership” provision of the Internal Revenue Code of 1986 and similar state provisions. The acquired net operating losses are net of any such limitation and expire in different periods through 2030. The Company had state tax credit carryforwards of $9.0 million, which do not expire. The Company had provided a valuation allowance of $(9.0) million on the state tax credit carryforwards which are not likely to be utilized.

The Company has a partial tax holiday in Singapore whereby the local statutory rate is significantly reduced.  The tax holiday is effective through August 2014, if certain conditions are met.  The Company currently expects to extend this Singapore tax holiday. The Company has obtained a partial tax holiday in Malaysia, which is effective through July 2015.

The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $18.9 million ($0.08 per diluted share) in fiscal year 2013, $18.0 million ($0.08 per diluted share) in fiscal year 2012, and $24.3 million ($0.10 per diluted share) in fiscal year 2011.  The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysian subsidiaries, as it is the Company's intention to permanently invest these earnings overseas.  Should these earnings be remitted to the U.S. parent, additional U.S. taxable income would be approximately $722.9 million. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are permanently reinvested is not practicable.

At June 30, 2013, the Company had $30.6 million of unrecognized tax benefits, of which $12.3 million if recognized, would favorably impact the effective income tax rate in future periods.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Income tax expense for fiscal year 2013 includes accrued interest on unrecognized tax benefits totaling $0.8 million.  At June 30, 2013, the total amount of interest on unrecognized tax benefits is $2.5 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	Unrecognized Tax Benefits
Balance at July 3, 2011	$32,605
Net additions	5,076
Settlements	—
Lapse in statute of limitations	(7,451)
Balance at July 1, 2012	30,230
Net additions for current year tax positions	6,808
Net additions for prior year tax positions	1,053
Settlements	—
Lapse in statute of limitations	(7,538)
Balance at July 1, 2012	$30,553

The Company estimates that it is reasonably possible that the liability for gross unrecognized tax benefits could decrease up to $8.1 million within the next 12 months. These changes could occur as a result of expiration of various statutes of limitations and the possible conclusion of ongoing tax audits.

During fiscal 2013, the Company's annual effective tax rate was positively impacted by the reinstatement of the federal Research and Development ("R&D") tax credit legislation commencing with the third quarter of fiscal 2013, which resulted in a discrete tax benefit of $4.2 million. In addition, the Company recognized a $6.1 million discrete tax benefit primarily for the reversal of estimated liabilities for uncertain tax positions for the expiration of open tax years (i.e. fiscal years that are no longer subject to IRS audit).

During fiscal year 2011 the Company and the Appeals Division of the Internal Revenue Service (“IRS Appeals”) reached an agreement to close all matters pertaining to fiscal years 2002 through 2006. Accordingly, the Company released all remaining liabilities for uncertain tax positions pertaining to fiscal years 2002 through 2006 and recognized quarterly discrete tax benefits during the year totaling $37.7 million. In addition, the Company recognized discrete tax benefits totaling $11.1 million primarily for the reinstatement of the R&D tax credit and the reversal of estimated liabilities for uncertain tax positions as a result of the expiration of open tax years.

The Company files U.S. federal, U.S. state, and non-U.S. tax returns. U.S. federal tax returns prior to fiscal year 2010 and California state tax returns prior to fiscal 2007 are no longer subject to examination

Note 11. Commitments and Contingencies

Contractual Obligations

The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period.  In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities.

At June 30, 2013, future minimum lease payments under non-cancelable operating leases and land leases having an initial term in excess of one year were as follows: fiscal year 2014: $2.6 million; fiscal year 2015: $1.8 million; fiscal year 2016: $1.0 million; fiscal year 2017: $0.7 million, fiscal year 2018: $0.5 million and thereafter: $1.2 million.

Total rent expense was $4.1 million, $4.1 million, and $4.0 million in fiscal years 2013, 2012 and 2011, respectively.

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

Note 12. Quarterly Information (Unaudited)

In thousands, except per share amounts	June 30, 2013	March 31, 2013	December 30, 2012	September 30, 2012
Quarter Ended Fiscal Year 2013
Revenues	$327,265	$314,542	$305,281	$335,148
Gross profit	245,951	235,283	227,096	251,390
Net income	101,941	110,968	88,834	105,182
Basic earnings per share	0.43	0.47	0.38	0.45
Diluted earnings per share	0.43	0.46	0.38	0.45
Cash dividends per share	0.26	—	0.51	0.25
Stock price range per share:
High	38.38	38.58	34.46	33.67
Low	34.61	34.30	31.00	29.66

In thousands, except per share amounts	July 1, 2012	April 1, 2012	January 1, 2012	October 2, 2011
Quarter Ended Fiscal Year 2012
Revenues	$330,011	$312,357	$294,333	$329,920
Gross profit	248,748	234,695	220,512	250,127
Net income	103,326	98,499	87,885	108,401
Basic earnings per share	0.44	0.42	0.38	0.47
Diluted earnings per share	0.44	0.42	0.38	0.47
Cash dividends per share	0.25	0.25	0.24	0.24
Stock price range per share:
High	33.15	34.43	33.16	33.52
Low	28.31	29.87	27.41	26.08

The stock activity in the above table is based on the high and low closing prices. These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.  The Company's common stock is traded on the NASDAQ Global Market under the symbol LLTC.

At June 30, 2013 there were approximately 1,681 stockholders of record.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of June 30, 2013 and July 1, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation at June 30, 2013 and July 1, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Linear Technology Corporation's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
August 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Linear Technology Corporation

We have audited Linear Technology Corporation's internal control over financial reporting as of June 30, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Linear Technology Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Linear Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Linear Technology Corporation as of June 30, 2013 and July 1, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 30, 2013 of Linear Technology Corporation and our report dated August 19, 2013 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

San Jose, California
August 19, 2013

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

The Company's management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of June 30, 2013. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2013.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment of internal control over financial reporting, management has concluded that, as of June 30, 2013, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2013 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for the Company’s directors is incorporated herein by reference to the 2013 Proxy Statement, under the caption  “Proposal One - Election of Directors,” and for the executive officers of the Company, the information is included in Part I hereof under the caption  “Executive Officers of the Registrant.”  The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2013 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference to the 2013 Proxy Statement, under the section titled  “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the 2013 Proxy Statement, under the section titled “Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the 2013 Proxy Statement, under the section titled “Fees Paid To Ernst & Young LLP.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

The following consolidated financial statements are included in Item 8:

Consolidated Statements of Income for each of the three years in the period ended June 30, 2013
Consolidated Statement of Comprehensive Income for each of the three years in the period ended June 30, 2013
Consolidated Balance Sheets as of June 30, 2013 and July 1, 2012
Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2013
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended
June 30, 2013
Reports of Independent Registered Public Accounting Firm

2.	Schedules

VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
July 3, 2011	$2,043	$—	$—	$2,043
July 1, 2012	$2,043	$—	$8	$2,035
June 30, 2013	$2,035	$—	$144	$1,891

Schedules other than the schedule listed above have been omitted since they are either not required or the information is included elsewhere.

3.	Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(c)	Exhibit Index

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

3.1	Certificate of Incorporation of Registrant. (6)

3.4	Amended and Restated Bylaws of Registrant. (10)

4.1	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.00% Convertible Senior Notes due May 1, 2027. (13)

4.2	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.125% Convertible Senior Notes Due May 1, 2027. (13)

10.36	Form of Indemnification Agreement. (6)

10.45	Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(2)

10.46	Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (3)

10.47	1996 Incentive Stock Option Plan and form of Nonstatutory Stock Option Agreement.(*) (4)

10.48	2009 Executive Bonus Plan, as amended July 20, 2010. (*) (5)

10.49	2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement. (*)(8)

10.50	Third Amended and Restated Employment Agreement between Registrant and Robert H. Swanson, Jr. dated December 18, 2012. (*) (11)

10.51	Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (7)

10.52	Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin. (*) (7)

10.53	2005 Equity Incentive Plan, form of Stock Option Agreement, form of Restricted Stock Agreement, and form of Restricted Stock Unit Agreement. (*) (12)

10.54	2005 Employee Stock Purchase Plan and enrollment form. (*) (9)

10.55	Registration Rights Agreement dated April 24, 2007 for 3.00% Convertible Senior Notes Due May 1, 2027. (13)

10.56	Registration Rights Agreement dated April 24, 2007 for 3.125% Convertible Senior Notes Due May 1, 2027. (13)

10.57	Employment Agreement dated August 11, 2009 between the Registrant and Lothar Maier. (*) (1)

10.58	2010 Equity Incentive Plan. (14)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Lothar Maier and Paul Coghlan Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
(11)Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012.
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
August 19, 2013

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

/s/ Lothar Maier	/s/ Paul Coghlan
Lothar Maier	Paul Coghlan
Chief Executive Officer (Principal	Vice President of Finance and Chief
Executive Officer)	Financial Officer (Principal Financial
August 19, 2013	Officer and Principal Accounting Officer)
August 19, 2013

/s/ Robert H. Swanson, Jr.	/s/ Thomas S. Volpe
Robert H. Swanson, Jr.	Thomas S. Volpe
Executive Chairman of the Board	Director
August 19, 2013	August 19, 2013

/s/ David S. Lee	/s/ Richard M. Moley
David S. Lee	Richard M. Moley
Director	Director
August 19, 2013	August 19, 2013

/s/ Arthur Agnos	/s/ John Gordon
Arthur C. Agnos	John J. Gordon
Director	Director
August 19, 2013	August 19, 2013