Form 10-Q
period 2013-12-29
LINEAR TECHNOLOGY CORP /CA/
filed 2014-02-07
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2013
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at January 24, 2014
Common Stock, $0.001 par value per share	235,920,816 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND SIX MONTHS ENDED DECEMBER 29, 2013

Item 1.        Financial Statements
LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Revenues	$334,595	$305,281	$674,952	$640,429
Cost of sales (1)	82,521	78,185	166,522	161,943
Gross profit	252,074	227,096	508,430	478,486
Expenses:
Research and development (1)	62,008	57,304	123,520	116,107
Selling, general and administrative (1)	38,852	37,090	77,530	74,594
Total operating expenses	100,860	94,394	201,050	190,701
Operating income	151,214	132,702	307,380	287,785
Interest expense(2)	(12,337)	(12,054)	(24,596)	(24,055)
Interest income	791	1,043	1,673	2,046
Income before income taxes	139,668	121,691	284,457	265,776
Provision for income taxes	34,917	32,857	71,838	71,760
Net income	$104,751	$88,834	$212,619	$194,016
Basic earnings per share	$0.44	$0.38	$0.89	$0.82
Shares used in the calculation of basic earnings per share	239,206	235,852	238,857	235,613
Diluted earnings per share	$0.44	$0.38	$0.89	$0.82
Shares used in the calculation of diluted earnings per share	240,670	236,850	240,000	236,636
Cash dividends per share (3)	$0.26	$0.51	$0.52	$0.76

Includes the following charges:
(1)Stock-based compensation
Cost of sales	$2,106	$1,984	$4,070	$3,954
Research and development	9,816	9,255	18,978	18,451
Selling, general and administrative	5,069	4,778	9,799	9,523
(2)Amortization of debt discount (non-cash interest expense)	5,524	5,219	10,970	10,365
(3) The payment of the dividend that would have occurred during the March 31, 2013 quarter of $0.26 per share was accelerated into the quarter ended December 30, 2012. See footnote 11.

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net income	$104,751	$88,834	212,619	194,016
Other comprehensive income, net of tax:
Net changes in unrealized gains on available-for-sale securities	(45)	(65)	274	242
Total comprehensive income	$104,706	$88,769	$212,893	$194,258

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 29, 2013	June 30, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$413,123	$126,650
Marketable securities	1,304,467	1,398,091
Accounts receivable, net of allowance for doubtful accounts of $1,870 ($1,891 at June 30, 2013)	138,526	145,274
Inventories:
Raw materials	9,490	9,348
Work-in-process	60,625	59,532
Finished goods	17,680	18,349
Total inventories	87,795	87,229
Prepaid expenses and other current assets	40,866	36,646
Total current assets	1,984,777	1,793,890
Noncurrent assets:
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	236,561	235,748
Manufacturing and test equipment	654,545	651,194
Office furniture and equipment	5,762	5,494
	925,705	921,273
Accumulated depreciation and amortization	(653,869)	(632,807)
Net property, plant and equipment	271,836	288,466
Identified intangible assets, net and goodwill	14,885	15,985
Total noncurrent assets	286,721	304,451
Total assets	$2,271,498	$2,098,341
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,533	$10,258
Accrued payroll and related benefits	81,742	77,659
Deferred income on shipments to distributors	42,452	44,088
Income taxes payable	2,418	12,834
Other accrued liabilities	14,883	18,933
Convertible senior notes	837,599	826,629
Deferred tax liabilities- current portion	37,237	35,479
Total current liabilities	1,029,864	1,025,880
Deferred tax liabilities	57,094	48,026
Other long-term liabilities	46,482	42,527
Total liabilities	1,133,440	1,116,433
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 235,118 shares issued and outstanding at December 29, 2013 (233,025 shares at June 30, 2013)	235	233
Additional paid-in capital	1,825,604	1,736,496
Accumulated other comprehensive income, net of tax	8	(266)
Accumulated deficit	(687,789)	(754,555)
Total stockholders’ equity	1,138,058	981,908
Total liabilities and stockholders’ equity	$2,271,498	$2,098,341
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	December 29, 2013	December 30, 2012
Cash flow from operating activities:
Net income	$212,619	$194,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,627	28,663
Tax benefit (deficits) resulting from the exercise of stock-based awards	1,829	(1,405)
Stock-based compensation	32,847	31,928
Amortization of convertible senior notes discount	10,970	10,365
Change in operating assets and liabilities:
Decrease in accounts receivable	6,748	7,916
Increase in inventories	(566)	(5,502)
(Increase) decrease in prepaid expenses, other current assets and deferred tax assets	(134)	396
Decrease in long-term assets	—	950
Increase in accounts payable, accrued payroll, other accrued liabilities and long-term liabilities	3,193	1,806
(Decrease) increase in deferred income on shipments to distributors	(1,636)	958
Increase in income taxes payable	1,274	2,907
Cash provided by operating activities	292,771	272,998
Cash flow from investing activities:
Purchases of marketable securities	(702,183)	(569,409)
Proceeds from maturities and sales of available-for-sale securities	795,201	367,329
Purchases of property, plant and equipment	(7,897)	(8,033)
Cash provided by (used in) investing activities	85,121	(210,113)
Cash flow from financing activities:
Issuance of common stock under employee stock plans	59,516	26,442
Purchases of common stock	(26,853)	(15,793)
Payments of cash dividends	(124,082)	(179,431)
Cash used in financing activities	(91,419)	(168,782)
Increase (decrease) in cash and cash equivalents	286,473	(105,897)
Cash and cash equivalents, beginning of period	126,650	213,418
Cash and cash equivalents, end of period	$413,123	$107,521

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
`1. Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature.  The results for the three and six-month periods ended December 29, 2013 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2013 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 30, 2013 has been derived from those audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During both the second quarter and the first six months of fiscal year 2014, the Company recognized approximately 15% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At December 29, 2013, the Company had approximately $52.7 million of deferred revenue and $10.2 million of deferred cost of sales recognized as $42.5 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $2.7 million to $3.7 million per quarter.

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

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Numerator-net income	$104,751	$88,834	$212,619	$194,016
Denominator for basic earnings per share-weighted average shares	239,206	235,852	238,857	235,613
Effect of dilutive securities- employee stock options	1,147	998	1,143	1,023
Effect of dilutive securities- convertible senior notes	317	—	—	—
Denominator for diluted earnings per share	240,670	236,850	240,000	236,636
Basic earnings per share	$0.44	$0.38	$0.89	$0.82
Diluted earnings per share	$0.44	$0.38	$0.89	$0.82

The weighted average diluted common shares outstanding for the quarter and the six months ended December 29, 2013 excludes the effect of 0.6 million and 1.5 million, respectively, out-of-the-money stock options, that if included would be anti-dilutive. The weighted average diluted common shares outstanding for the quarter and the six months ended December 30, 2012 excludes the effect of 4.8 million and 5.0 million, respectively, out-of-the-money stock options, that if included would be anti-dilutive.

The Company included the dilutive effect of the conversion premium related to the convertible senior notes in the calculation of diluted earnings per common share because the average per share market price of the Company's common stock was above the conversion price during the quarter ended December 29, 2013. The convertible senior notes were not included in the calculation of diluted earnings per common share in the six months ended December 29, 2013 and prior year periods because the average per share market prices were below the conversion prices during these periods. The Company would exclude the convertible senior notes in the future if the average market price fell below the conversion price.

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 29, 2013:

In thousands Description	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$632,309	$—	$632,309
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	—	966,615	966,615
Total assets measured at fair value	$632,309	$966,615	$1,598,924

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

5.    Marketable Securities

The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AA+ to AAA.  The following is a summary of cash equivalents and marketable securities at December 29, 2013 and June 30, 2013:

	December 29, 2013
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$496,052	$113	$(102)	$496,063
Obligations of U.S. government-sponsored enterprises	140,808	43	(94)	140,757
Municipal bonds	563,540	92	(47)	563,585
Corporate debt securities and other	262,265	14	(6)	262,273
Money market funds	136,246	—	—	136,246
Total	$1,598,911	$262	$(249)	$1,598,924
Amounts included in:
Cash equivalents	$294,457	$—	$—	$294,457
Marketable securities	1,304,454	262	(249)	1,304,467
Total	$1,598,911	$262	$(249)	$1,598,924

	June 30, 2013
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$423,090	$247	$(2)	$423,335
Obligations of U.S. government-sponsored enterprises	120,420	100	(3)	120,517
Municipal bonds	674,004	319	(64)	674,259
Corporate debt securities and other	209,257	26	(4)	209,279
Money market funds	9,966	—	—	9,966
Total	$1,436,737	$692	$(73)	$1,437,356
Amounts included in:
Cash equivalents	$39,265	$—	$—	$39,265
Marketable securities	1,397,472	692	(73)	1,398,091
Total	$1,436,737	$692	$(73)	$1,437,356

(1) The Company evaluated the nature of the investments with a loss position at December 29, 2013 and June 30, 2013, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of December 29, 2013 and June 30, 2013.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

In thousands	December 29, 2013	June 30, 2013
Due in one year or less	$1,202,661	$1,349,531
Due after one year through three years	101,806	48,560
Total	$1,304,467	$1,398,091

6. Stock-based Compensation

Equity Incentive Plans

 At December 29, 2013, 19.5 million shares were available for grant under the Company’s equity incentive plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options also generally become exercisable over a five-year period (generally 10% every six months) based upon continued employment.  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant. The Company's last stock option grant to employees was in January 2010.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At December 29, 2013, 0.9 million shares were available for issuance under the ESPP.

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

As of December 29, 2013, there was approximately $147.5 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately 5 years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the six months ended December 29, 2013, options for approximately 1.7 million shares were exercised for a gain to the optionee (aggregate intrinsic value) of $15.7 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

	Stock Options Outstanding	Weighted- Average Exercise Price
Outstanding options, June 30, 2013	6,736,330	$31.51
Granted	—	—
Forfeited and expired	(1,467,500)	40.87
Exercised	(1,735,148)	31.89
Outstanding options, December 29, 2013	3,533,682	$27.44

Options vested and exercisable at:
December 29, 2013	2,928,276	$28.41

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2013	5,668,273	$31.54
Granted	991,485	39.65
Vested	(897,770)	29.68
Forfeited	(59,001)	32.31
Nonvested at December 29, 2013	5,702,987	$33.25

7. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of other comprehensive income at December 29, 2013 and December 30, 2012 were as follows:

Accumulated Other Comprehensive Income
In thousands
Balance, June 30, 2013	$(266)
Net changes in unrealized gains on available-for-sale securities, net of tax	274
Accumulated other comprehensive income, December 29, 2013	$8

Accumulated Other Comprehensive Income
In thousands
Balance, July 1, 2012	$165
Net changes in unrealized gains on available-for-sale securities, net of tax	242
Accumulated other comprehensive income, December 30, 2012	$407

8.     Goodwill and Intangible Assets

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable. The Company expects that none of the goodwill will be deductible for tax purposes. The goodwill balance of $2.2 million at December 29, 2013 is attributable to the acquisition of Dust Networks ("Dust") in fiscal year 2012. There were no changes to the goodwill balance for the quarter ended December 29, 2013.

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

The remaining amortization expense, related to finite-intangible assets, will be recognized over a weighted-average period of approximately 6.8 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years

Intangible assets consisted of the following:

In thousands	December 29, 2013
	Original Cost	Accumulated Amortization	Net
Intellectual property	$13,100	$(3,600)	$9,500
Customer relationships	4,000	(800)	3,200
Total intangible assets	$17,100	$(4,400)	$12,700

9.    Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700.0 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances.  Through the second quarter of fiscal year 2014 the Company has repurchased $154.9 million (principal amount) of its 2027A notes, resulting in approximately $845.1 million (principal amount) of debt outstanding as of December 29, 2013.  At December 29, 2013, 317 thousand shares related to the Notes were included in the computation of diluted earnings per share.

At December 29, 2013, the conversion rate of the 2027A notes was 24.431 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends).  The payment of the dividend approved by the Company’s Board of Directors at its January 2014 meeting will cause a further minor adjustment in the conversion rate of the Notes. The Company may redeem all or some of the 2027A notes for cash at any time on or after May 1, 2014, and holders may require the Company to repurchase the 2027A notes for cash on specified dates beginning May 1, 2014 or upon a fundamental change. The Company presently intends to redeem the debt on May 1, 2014, and presently has sufficient domestic cash balances to do so.

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

The carrying values of the liability and equity components of the Notes are reflected in the Company’s consolidated balance sheets as follows:

In thousands	December 29, 2013	June 30, 2013
Liability components
Principal amount of the Notes	$845,088	$845,088
Unamortized discount of liability component	(7,489)	(18,459)
Carrying value of liability component	$837,599	$826,629

Equity component-net carrying value	$122,639	$122,639

Interest expense related to the Notes included in interest expense on the consolidated statements of income was recognized as follows:

	Three Months Ended		Six Months Ended
In thousands	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Contractual coupon interest	$6,338	$6,338	$12,676	$12,676
Amortization of debt discount	5,524	5,219	10,970	10,365
Amortization of debt issuance costs	475	475	950	949
Total interest expense related to the Notes	$12,337	$12,032	$24,596	$23,990

10.     Credit Facility

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

The Company is required to maintain with the Bank average account balances, calculated on a quarterly basis, of not less than $30.0 million. The Company must also maintain EBITDA of not less than $75.0 million measured quarterly, and, in order to take certain actions such as payments of dividends, must also maintain a balance of $500.0 million of cash and cash equivalents and marketable securities on a worldwide consolidated basis. The Credit Agreement contains other customary affirmative and negative covenants, as well as customary events of default. Presently, the Company has not utilized the credit agreement.

11.     Stockholders’ Equity

Stock Repurchase

On October 16, 2012, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period. During the quarter ended December 29, 2013, the Company repurchased approximately 0.2 million shares of its common stock for approximately $6.5 million. As of December 29, 2013, the Company had remaining authorization to repurchase up to an additional 7.9 million shares of the Company's common stock.

In addition to open market repurchases, the Company also repurchases shares related to equity award vestings as outlined below. During the quarter ended December 29, 2013, the Company repurchased approximately 145.2 thousand shares related to equity grants of its common stock for approximately $5.7 million. The Company generally grants restricted stock awards and restricted stock units under its equity incentive plans, which are subject to vesting. Recipients are required to pay tax on such awards and units at the time they vest. For the majority of restricted stock awards and units granted, the number of shares issued on the date the awards and units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the common open market stock repurchase totals in the above paragraph even though they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would otherwise have been issued.

Dividends

In January 2014, the Company's Board of Directors approved an increase in the Company's quarterly dividend from $0.26 per share to $0.27 per share. This marked the 22nd consecutive year the Company has increased its dividend. The dividend will be paid on February 26, 2014 to stockholders of record on February 14, 2014. During the six months ended December 29, 2013, the Company paid $124.1 million in dividends representing $0.52 per share. The payment of future dividends will be based on the Company's financial performance.

During the quarter ended December 30, 2012, Company's Board of Directors accelerated the payment of its March quarterly dividend payment into the December quarter to benefit shareholders due to increases in tax rates on investment income in the United States.

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

13.    Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 29, 2013, the Company's other long-term liabilities account includes $37.1 million of unrecognized tax benefits of which approximately $16.4 million would favorably impact its effective income tax rate in future periods if the Company's positions on these tax matters are upheld.  The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $3.0 million accrued for interest at December 29, 2013.

The Company's effective income tax rates for the second quarter and the first six months of fiscal year 2014 were 25.00% and 25.25%, respectively, as compared to 27.00% in the same periods of fiscal year 2013.  The decrease in the effective income tax rates from the prior year periods was primarily due to the reinstatement during the third quarter of fiscal 2013 of the Federal Research and Development Tax Credit (“R&D Tax Credit”) that had expired December 31, 2011 and an increase in earnings of its wholly-owned foreign subsidiaries taxed at lower rates. The R&D Tax Credit expired once again effective December 31, 2013. Accordingly, the annual effective tax rate for fiscal 2014 includes the benefit of the R&D Tax Credit for six months.
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

Quarterly revenues of $334.6 million for the second quarter of fiscal year 2014 decreased $5.8 million or 1.7% from the previous quarter's revenue of $340.4 million and increased $29.3 million or 9.6% over $305.3 million reported in the second quarter of fiscal year 2013. Net income of $104.8 million decreased $3.1 million or 2.9% from the first quarter of fiscal year 2014 and increased $15.9 million or 17.9% over the second quarter of fiscal year 2013. Diluted earnings per share of $0.44 in the second quarter of fiscal year 2014 decreased $0.01 per share or 2.2% from the first quarter of fiscal year 2014 and increased $0.06 per share or 15.8% over the second quarter of fiscal year 2013.
Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during six months ended December 29, 2013, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

The table below summarizes the income statement items for the three and six months ended December 29, 2013 and December 30, 2012 as a percentage of total revenue and provides the percentage change in absolute dollars of such items comparing the interim periods ended December 29, 2013 to the corresponding period from the prior fiscal year:

	Three Months Ended			Six Months Ended
	December 29, 2013	December 30, 2012	Increase/ (Decrease)	December 29, 2013	December 30, 2012	Increase/ (Decrease)
Revenues	100.0%	100.0%	10%	100.0%	100.0%	5%
Cost of sales	24.7	25.6	6	24.7	25.3	3
Gross profit	75.3	74.4	11	75.3	74.7	6
Expenses:
Research and development	18.5	18.8	8	18.3	18.1	6
Selling, general and administrative	11.6	12.1	5	11.5	11.6	4
	30.1	30.9	7	29.8	29.7	5
Operating income	45.2	43.5	14	45.5	45.0	7
Interest expenses	(3.7)	(3.9)	2	(3.6)	(3.8)	2
Interest and other income	0.2	0.3	(24)	0.2	0.3	(18)
Income before income taxes	41.7%	39.9%	15	42.1%	41.5%	7
Tax rate	25.00%	27.00%		25.25%	27.00%

Revenue for the quarter ended December 29, 2013 was $334.6 million, an increase of $29.3 million or 10% over revenue of $305.3 million for the same quarter of the previous fiscal year.  Revenues grew over the prior year quarter primarily due to revenue increases in the Automotive, Industrial and Communications end-markets partially offset by lower revenues primarily in the Computer end-market. Revenue for the quarter ended December 29, 2013 increased over the prior fiscal year quarter due to higher number of units shipped offset by a slightly lower average selling price ("ASP").  The ASP of $1.83 per unit in the second quarter of fiscal year 2014 decreased slightly compared to the ASP of $1.85 per unit in the second quarter of fiscal year 2013. The number of units shipped in the second quarter of fiscal 2014 increased by approximately 11% to 180.9 million units from 163.3 million units shipped in the second quarter of fiscal year 2013.

Geographically, revenues for the quarter ended December 29, 2013 increased in each major geographical region. International revenues for the quarter ended December 29, 2013 were $242.0 million or 72% of revenues, an increase of $25.0 million as compared to international revenues of $217.0 million or 71% of revenues for the same period in the previous fiscal year.  Revenues for the quarter ended December 29, 2013 for Rest of World ("ROW"), which is primarily Asia excluding Japan, represented $127.3 million or 38% of revenues, while sales to Europe and Japan were $59.4 million or 18% of revenues and $55.3 million or 16% of revenues, respectively.  Domestic revenues were $92.6 million or 28% of revenues in the second quarter of fiscal year 2014. Domestic revenues increased $4.3 million over $88.3 million or 29% of revenues in the same period of fiscal year 2013.

Revenue for the six months ended December 29, 2013 was $675.0 million, an increase of $34.6 million or 5% over revenue of $640.4 million for the same period of the previous fiscal year.  The increase in revenues for the six months ended December 29,

2013 compared to the same period in the prior fiscal year was primarily due to increases in revenues in the Automotive, Industrial and Communications end-markets partially offset by lower revenues primarily in the Computer end-market. The number of units shipped increased by approximately 7% from 346.0 million units in the prior year period to 368.9 million units in the current year period.  The ASP for the first six-month period of fiscal year 2014 was flat at $1.82 per unit as compared to the same period of fiscal year 2013.

Geographically, revenues for the six months ended December 29, 2013 increased in each major geographical region. International revenues for the six months ended December 29, 2013 were $489.2 million or 72% of revenues, an increase of $29.6 million as compared to international revenues of $459.6 million or 72% of revenues for the same period in the previous fiscal year.  Revenues for the six months ended December 29, 2013 for ROW, represented $254.5 million or 38% of revenues, while sales to Europe and Japan were $124.6 million or 18% of revenues and $110.1 million or 16% of revenues, respectively.  Domestic revenues were $185.8 million or 28% of revenues for the six months ended December 29, 2013, an increase of $5.0 million over $180.8 million or 28% of revenues in the same period of fiscal year 2013.

Gross profit of $252.1 million for the quarter ended December 29, 2013 increased $25.0 million or 11% over gross profit of $227.1 million in the second quarter of fiscal year 2013.  Gross profit of $508.4 million for the six months ended December 29, 2013 increased $29.9 million or 6% over gross profit of $478.5 million in the same period of fiscal year 2013. Gross profit as a percentage of revenues increased to 75.3% in the second quarter of fiscal year 2014 as compared to 74.4% for the same period in the previous fiscal year. Gross profit as a percentage of revenues increased to 75.3% for the six months ended December 29, 2013 as compared to 74.7% for the same period in the previous fiscal year. The increase in gross profit as a percentage of revenues for the quarter and for the six months ended December 29, 2013 was primarily due to spreading fixed costs over a higher sales base.

Research and development (“R&D”) expense for the quarter ended December 29, 2013 was $62.0 million, an increase of $4.7 million or 8% over R&D expense of $57.3 million for the same period in the previous fiscal year.  R&D increased $2.2 million due to higher labor costs primarily due to increased merit compensation and fringe benefit costs. In addition, employee profit sharing increased $1.1 million and employee stock-based compensation increased $0.6 million. Other R&D expenses increased $0.8 million primarily due to higher mask costs.

R&D expense for the six months ended December 29, 2013 was $123.5 million, an increase of $7.4 million or 6% over R&D expense of $116.1 million for the same period in the previous fiscal year.  R&D increased $3.7 million due to higher labor costs primarily due to increased merit compensation and fringe benefit costs. In addition, employee profit sharing increased $1.4 million and employee stock-based compensation increased $0.5 million. Other R&D expenses increased $1.8 million primarily due to higher mask costs.

Selling, general and administrative expense (“SG&A”) for the quarter ended December 29, 2013 was $38.9 million, an increase of $1.8 million or 5% over SG&A expense of $37.1 million for the same period in the previous fiscal year.  The increase in SG&A expense was due to a $1.2 million increase in compensation costs primarily due to increased merit compensation and fringe benefit costs. In addition, employee profit sharing increased $0.9 million and employee stock-based compensation increased $0.3 million. These increases were partially offset by a $0.6 million decrease in other SG&A expense.

SG&A for the six months ended December 29, 2013 was $77.5 million, an increase of $2.9 million or 4% over SG&A expense of $74.6 million for the same period in the previous fiscal year. The increase in SG&A expense was primarily due to a $2.1 million increase in compensation costs primarily due to increased merit compensation and fringe benefit costs. In addition, employee profit sharing increased $1.1 million and employee stock-based compensation increased $0.3 million. These increases were partially offset by a $0.6 million decrease in other SG&A expense.

Interest expense was $12.3 million and $24.6 million for the quarter and six months ended December 29, 2013, an increase of $0.3 million and $0.5 million, respectively, over the corresponding periods of fiscal year 2013 primarily due to higher non-cash interest expense.

Interest income was $0.8 million and $1.7 million for the quarter and six months ended December 29, 2013, a decrease of $0.3 million and $0.4 million , respectively, from the corresponding periods of fiscal year 2013. Interest income decreased due to a decrease in the average interest rate earned on the Company's cash, cash equivalents and marketable securities balance partially offset by a higher cash, cash equivalents and marketable security balances.

The Company's effective income tax rate for the second quarter and the first six months of fiscal year 2014 was 25.00% and 25.25%, respectively as compared to 27.00% in the same periods of fiscal year 2013.  The decrease in the effective income tax rate from the prior year periods was primarily due to the reinstatement during the third quarter of fiscal 2013 of the Federal Research and Development Tax Credit (“R&D Tax Credit”) that had expired December 31, 2011 and an increase in earnings of the Company's wholly-owned foreign subsidiaries that are taxed at lower rates. The R&D Tax credit expired once again effective December 31, 2013.

Accordingly, the annual effective tax rate for fiscal 2014 includes the benefit of the R&D Tax Credit for six months. Excluding quarterly discrete tax adjustments, the Company estimates that its annual effective income tax rate for fiscal 2014 will be in the range of 25% to 26%.

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

Quarterly revenues of $334.6 million for the second quarter of fiscal year 2014 decreased $5.8 million or 1.7% from the first quarter of fiscal year 2014. Revenue in the Automotive and Communications end-markets grew modestly over the previous quarter, however was offset by a decrease in the Industrial end-market. Gross margin was flat at 75.3% and the Company managed expenses to minimize the impact of lower revenues on earnings, which were down 2.9% or one cent per share. The book-to-bill ratio was slightly positive in the December quarter and the Company typically sees improved bookings in the Automotive and Industrial end-markets in its March quarter. Accordingly, the Company is currently forecasting revenues to grow sequentially by 3% to 6% in the third quarter of fiscal year 2014.

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

Liquidity and Capital Resources

At December 29, 2013, the Company’s cash, cash equivalents and marketable securities balances were $1,717.6 million in aggregate, representing an increase of $192.9 million over the June 30, 2013 balances of $1,524.7 million. The increase was primarily due to positive cash flows from operations of $292.8 million and to a lesser extent the issuance of stock under employee stock plans of $59.5 million. These were partially offset by $124.1 million for the payment of cash dividends, representing $0.52 per share for the six months ended December 29, 2013, $26.9 million to purchase common stock; and $7.9 million for capital additions. Working capital at December 29, 2013 was $954.9 million.

Accounts receivable totaled $138.5 million at the end of the second quarter of fiscal year 2014, a decrease of $6.7 million from the June 30, 2013 balance of $145.3 million as calendar year end 2013 collections were marginally greater than collections in the June 30, 2013 quarter. Net property, plant and equipment decreased $16.6 million from the fourth quarter of fiscal year 2013 due to fixed assets additions of $7.9 million offset by $24.5 million in depreciation expense. Income taxes payable totaled $2.4 million at the end of the second quarter of fiscal year 2014, a decrease of $10.4 million from the fourth quarter of fiscal year 2013 primarily due to two quarterly tax payments made during the second quarter offset by the tax provision.

In January 2014, the Company's Board of Directors approved an increase in the Company's quarterly dividend from $0.26 per share to $0.27 per share. This marked the 22nd consecutive year the Company has increased its dividend. The dividend will be paid on February 26, 2014 to stockholders of record on February 14, 2014. The payment of future dividends will be based on the Company's financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity, capital expenditures requirements, and debt retirement for the near future. On December 29, 2013, the Company had debt outstanding of $845.1 million that can be redeemed by the Company at any time on or after May 1, 2014. The Company presently intends to redeem the debt on May 1, 2014, and presently has sufficient domestic cash balances to do so.

As of December 29, 2013 the Company expects the conversion price of the convertible senior notes will be approximately $40.68 at the redemption date of May 1, 2014. The conversion premium will result in approximately 450 thousand shares being issued for each dollar the Company's stock price is greater than $40.68. It is at the Company's election to pay for the conversion premium in cash or in shares.

On October 23, 2013, the Company entered into a $100.0 million Credit Agreement by and between the Company and Wells Fargo Bank, National Association. The Company entered into the Credit Agreement to enhance cash deployment flexibility in connection with the planned redemption of its Convertible Senior Notes.

Off Balance-Sheet Arrangements

As of December 29, 2013, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of its 3.0% Convertible Senior Notes due May 1, 2027.  Through the second quarter of fiscal year 2014, the Company has retired $154.9 million in face value, leaving a remaining balance of $845.1 million.  The Company pays cash interest at an annual rate of 3.0%, payable semiannually on November 1 and May 1 of each year. See Note 9 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information. On December 29, 2013, the Company had debt outstanding of $845.1 million that can be redeemed by the Company at any time on or after May 1, 2014. The Company presently intends to redeem the debt on May 1, 2014, and presently has sufficient domestic cash balances to do so. During the second quarter of fiscal 2014, the Company entered into a $100.0 million Credit Agreement by and between the Company and Wells Fargo Bank, National Association. Presently, the Company has not utilized the credit agreement.

Fair Value

As of December 29, 2013, the Company’s cash equivalents and marketable securities investments in debt securities had a fair value of $1,598.9 million.  The Company’s cash equivalents and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. See Note 5 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information. Most of the Company’s investments in debt instruments have an investment rating of AA+ to AAA.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 30, 2013.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2013.  At December 29, 2013, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of December 29, 2013.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act at a reasonable assurance level is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 29, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We depend on demand from the industrial, communication, computer, consumer and automotive end-markets we serve. Our revenues and profitability are based on certain levels of consumer and corporate spending. Reductions or other fluctuations in consumer and/or corporate spending as a result of uncertain conditions in the macroeconomic environment, such as government economic or fiscal instability, restricted global credit conditions, reduced demand, imbalanced inventory levels, mortgage failures, fluctuations in interest rates, higher energy prices, or other conditions, could adversely affect our revenues and profitability. The impact of general economic sluggishness relating to US and European debt, government debt limits and unemployment issues can cause customers to be cautious, or delay or reduce orders for our products until these economic uncertainties improve.

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

During the second quarter of fiscal year 2014, 72% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international sales and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In past years, natural disasters in Japan and Thailand have affected the global marketplace.

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

On December 29, 2013, we had debt outstanding of $845.1 million aggregate principal amount of our 3.00% Convertible Senior Notes due May 1, 2027 ("the Notes”). Debt service obligations arising from the Notes could adversely affect us in a number of ways, including by:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (September 30, 2013 – October 27, 2013)	125,000	39.11	125,000	7,893,929
Month #2 (October 28, 2013 – November 24, 2013)	38,089	$42.36	38,089	7,855,840
Month #3 (November 25, 2013 – December 29, 2013)	—	-	-	7,855,840
Total	163,089	$39.87	163,089	7,855,840

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

LINEAR TECHNOLOGY CORPORATION

DATE:	February 7, 2014	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)