Form 10-Q
period 2014-03-30
LINEAR TECHNOLOGY CORP /CA/
filed 2014-05-09
CIK 791907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Shares outstanding of the registrant’s common stock:

Class	Outstanding at April 25, 2014
Common Stock, $0.001 par value per share	236,554,625 shares

LINEAR TECHNOLOGY CORPORATION
FORM 10-Q
THREE AND NINE MONTHS ENDED MARCH 30, 2014

Item 1.        Financial Statements
LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Revenues	$348,006	$314,542	$1,022,958	$954,971
Cost of sales (1)	84,479	79,259	251,001	241,202
Gross profit	263,527	235,283	771,957	713,769
Expenses:
Research and development (1)	62,129	58,517	185,649	174,624
Selling, general and administrative (1)	40,693	38,480	118,223	113,074
Total operating expenses	102,822	96,997	303,872	287,698
Operating income	160,705	138,286	468,085	426,071
Interest expense(2)	(12,416)	(12,106)	(37,012)	(36,161)
Interest income	581	1,004	2,254	3,050
Income before income taxes	148,870	127,184	433,327	392,960
Provision for income taxes	31,263	16,216	103,101	87,976
Net income	$117,607	$110,968	$330,226	$304,984
Basic earnings per share	$0.49	$0.47	$1.38	$1.29
Shares used in the calculation of basic earnings per share	240,669	237,296	239,592	236,323
Diluted earnings per share	$0.48	$0.46	$1.37	$1.28
Shares used in the calculation of diluted earnings per share	243,992	238,641	241,724	237,388
Cash dividends per share (3)	$0.27	$—	$0.79	$0.76

Includes the following charges:
(1)Stock-based compensation
Cost of sales	$1,961	$1,998	$6,031	$5,952
Research and development	9,133	9,324	28,111	27,775
Selling, general and administrative	4,718	4,812	14,517	14,335
(2)Amortization of debt discount (non-cash interest expense)	5,603	5,294	16,573	15,659
(3) The payment of the dividend that would have occurred during the March 31, 2013 quarter of $0.26 per share was accelerated into the quarter ended December 30, 2012. See footnote 11.

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net income	$117,607	$110,968	$330,226	$304,984
Other comprehensive income, net of tax:
Net changes in unrealized (losses) gains on available-for-sale securities	(120)	(538)	154	(296)
Total comprehensive income	$117,487	$110,430	$330,380	$304,688

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 30, 2014	June 30, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$806,369	$126,650
Marketable securities	956,359	1,398,091
Accounts receivable, net of allowance for doubtful accounts of $1,870 ($1,891 at June 30, 2013)	182,032	145,274
Inventories:
Raw materials	9,515	9,348
Work-in-process	61,678	59,532
Finished goods	16,482	18,349
Total inventories	87,675	87,229
Prepaid expenses and other current assets	41,291	36,646
Total current assets	2,073,726	1,793,890
Noncurrent assets:
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	237,191	235,748
Manufacturing and test equipment	662,161	651,194
Office furniture and equipment	5,823	5,494
	934,012	921,273
Accumulated depreciation and amortization	(665,664)	(632,807)
Net property, plant and equipment	268,348	288,466
Identified intangible assets, net and goodwill	14,335	15,985
Total noncurrent assets	282,683	304,451
Total assets	$2,356,409	$2,098,341
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,353	$10,258
Accrued payroll and related benefits	59,534	77,659
Deferred income on shipments to distributors	43,194	44,088
Income taxes payable	4,025	12,834
Other accrued liabilities	21,759	18,933
Convertible senior notes	843,202	826,629
Deferred tax liabilities- current portion	38,177	35,479
Total current liabilities	1,028,244	1,025,880
Deferred tax liabilities	63,221	48,026
Other long-term liabilities	41,273	42,527
Total liabilities	1,132,738	1,116,433
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 236,256 shares issued and outstanding at March 30, 2014 (233,025 shares at June 30, 2013)	236	233
Additional paid-in capital	1,874,380	1,736,496
Accumulated other comprehensive loss, net of tax	(112)	(266)
Accumulated deficit	(650,833)	(754,555)
Total stockholders’ equity	1,223,671	981,908
Total liabilities and stockholders’ equity	$2,356,409	$2,098,341
See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	March 30, 2014	March 31, 2013
Cash flow from operating activities:
Net income	$330,226	$304,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,404	42,529
Tax benefit (deficits) resulting from the exercise of stock-based awards	6,937	(2,304)
Stock-based compensation	48,659	48,062
Amortization of convertible senior notes discount	16,573	15,659
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(36,758)	10,043
Increase in inventories	(446)	(6,895)
Decrease in prepaid expenses, other current assets and deferred tax assets	2,258	80
Decrease in long-term assets	—	1,426
Decrease in accounts payable, accrued payroll, other accrued liabilities and long-term liabilities	(7,126)	(20,875)
(Decrease) increase in deferred income on shipments to distributors	(894)	464
Increase in income taxes payable	1,789	6,841
Cash provided by operating activities	399,622	400,014
Cash flow from investing activities:
Purchases of marketable securities	(1,072,330)	(863,541)
Proceeds from maturities and sales of available-for-sale securities	1,513,276	592,991
Purchases of property, plant and equipment	(16,636)	(12,202)
Cash provided by (used in) investing activities	424,310	(282,752)
Cash flow from financing activities:
Issuance of common stock under employee stock plans	90,581	88,904
Purchases of common stock	(45,584)	(45,958)
Payments of cash dividends	(189,210)	(179,431)
Cash used in financing activities	(144,213)	(136,485)
Increase (decrease) in cash and cash equivalents	679,719	(19,223)
Cash and cash equivalents, beginning of period	126,650	213,418
Cash and cash equivalents, end of period	$806,369	$194,195

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature.  The results for the three and nine-month periods ended March 30, 2014 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 30, 2013 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 30, 2013 has been derived from those audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During both the third quarter and the first nine months of fiscal year 2014, the Company recognized approximately 15% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor revenue transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At March 30, 2014, the Company had approximately $53.6 million of deferred revenue and $10.4 million of deferred cost of sales recognized as $43.2 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $2.7 million to $3.7 million per quarter.

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

3.     Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock and unvested restricted stock outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, the dilutive effect of stock options using the treasury stock method and the dilutive effect of the conversion premium related to the convertible senior notes.  The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
In thousands, except per share amounts	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Numerator-net income	$117,607	$110,968	$330,226	$304,984
Denominator for basic earnings per share-weighted average shares	240,669	237,296	239,592	236,323
Effect of dilutive securities- employee stock options	901	1,345	1,313	1,065
Effect of dilutive securities- convertible senior notes	2,422	—	819	—
Denominator for diluted earnings per share	243,992	238,641	241,724	237,388
Basic earnings per share	$0.49	$0.47	$1.38	$1.29
Diluted earnings per share	$0.48	$0.46	$1.37	$1.28

For the quarter and the nine months ended March 30, 2014, there were no out-of-the-money stock options that had to be excluded from the weighted average diluted common shares outstanding. The weighted average diluted common shares outstanding for the quarter and the nine months ended March 31, 2013 excludes the effect of 2.6 million and 4.7 million, respectively, out-of-the-money stock options, that if included would be anti-dilutive.

The Company included the dilutive effect of the conversion premium related to the convertible senior notes in the calculation of diluted earnings per common share because the average per share market price of the Company's common stock was above the conversion price during the quarter and the nine months ended March 30, 2014. The conversion premium was not included in the calculation of diluted earnings per common share in the prior year periods because the average per share market prices were below the conversion prices during these periods.

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 30, 2014:

In thousands Description	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$1,148,748	$—	$1,148,748
Investments in municipal bonds, obligations of U.S. government- sponsored enterprises, corporate debt and commercial paper	—	497,251	497,251
Total assets measured at fair value	$1,148,748	$497,251	$1,645,999

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

5.    Marketable Securities

The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AA+ to AAA.  The following is a summary of cash equivalents and marketable securities at March 30, 2014 and June 30, 2013:

	March 30, 2014
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$583,171	$56	$(163)	$583,064
Obligations of U.S. government-sponsored enterprises	112,605	11	(56)	112,560
Municipal bonds	125,866	25	(7)	125,884
Corporate debt securities and other	258,840	12	(45)	258,807
Money market funds	565,684	—	—	565,684
Total	$1,646,166	$104	$(271)	$1,645,999
Amounts included in:
Cash equivalents	$689,640	$—	$—	$689,640
Marketable securities	956,526	104	(271)	956,359
Total	$1,646,166	$104	$(271)	$1,645,999

	June 30, 2013
In thousands	Amortized Cost	Unrealized Gain	Unrealized (Loss) (1)	Fair Value
U.S. Treasury securities	$423,090	$247	$(2)	$423,335
Obligations of U.S. government-sponsored enterprises	120,420	100	(3)	120,517
Municipal bonds	674,004	319	(64)	674,259
Corporate debt securities and other	209,257	26	(4)	209,279
Money market funds	9,966	—	—	9,966
Total	$1,436,737	$692	$(73)	$1,437,356
Amounts included in:
Cash equivalents	$39,265	$—	$—	$39,265
Marketable securities	1,397,472	692	(73)	1,398,091
Total	$1,436,737	$692	$(73)	$1,437,356

(1) The Company evaluated the nature of the investments with a loss position at March 30, 2014 and June 30, 2013, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of March 30, 2014 and June 30, 2013.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

In thousands	March 30, 2014	June 30, 2013
Due in one year or less	$662,568	$1,349,531
Due after one year through three years	293,791	48,560
Total	$956,359	$1,398,091

6. Stock-based Compensation

Equity Incentive Plans

 At March 30, 2014, 18.7 million shares were available for grant under the Company’s equity incentive plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options also generally become exercisable over a five-year period (generally 10% every six months)

based upon continued employment.  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant. The Company's last stock option grant to an employee was in January 2010.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At March 30, 2014, 0.9 million shares were available for issuance under the ESPP.

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

As of March 30, 2014, there was approximately $172.4 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately 5 years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the nine months ended March 30, 2014, options for approximately 2.8 million shares were exercised for a gain to the optionee (aggregate intrinsic value) of $34.7 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

	Stock Options Outstanding	Weighted- Average Exercise Price
Outstanding options, June 30, 2013	6,736,330	$31.51
Granted	—	—
Forfeited and expired	(1,908,375)	41.20
Exercised	(2,827,986)	30.55
Outstanding options, March 30, 2014	1,999,969	$23.63

Options vested and exercisable at:
March 30, 2014	1,998,969	$23.62

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

	Restricted Awards Outstanding	Weighted-Average Grant-Date Fair Value
Nonvested at June 30, 2013	5,668,273	$31.54
Granted	1,957,487	42.93
Vested	(1,356,042)	29.73
Forfeited	(95,142)	32.92
Nonvested at March 30, 2014	6,174,576	$35.55

7. Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of other comprehensive income at March 30, 2014 and March 31, 2013 were as follows:

Accumulated Other Comprehensive Income
In thousands
Balance, June 30, 2013	$(266)
Net changes in unrealized losses on available-for-sale securities, net of tax	154
Accumulated other comprehensive loss, March 30, 2014	$(112)

Accumulated Other Comprehensive Income
In thousands
Balance, July 1, 2012	$165
Net changes in unrealized losses on available-for-sale securities, net of tax	(296)
Accumulated other comprehensive loss, March 31, 2013	$(131)

8.     Goodwill and Intangible Assets

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable. The Company expects that none of the goodwill will be deductible for tax purposes. The goodwill balance of $2.2 million at March 30, 2014 is attributable to the acquisition of Dust Networks ("Dust") in fiscal year 2012. There were no changes to the goodwill balance for the quarter ended March 30, 2014.

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

The remaining amortization expense, related to finite-intangible assets, will be recognized over a weighted-average period of approximately 6.6 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years

Intangible assets consisted of the following:

In thousands	March 30, 2014
	Original Cost	Accumulated Amortization	Net
Intellectual property	$13,100	$(4,050)	$9,050
Customer relationships	4,000	(900)	3,100
Total intangible assets	$17,100	$(4,950)	$12,150

9.    Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.0 billion aggregate principal amount of its 3.00% Convertible Senior Notes due May 1, 2027 (the “2027A notes”) and $700.0 million aggregate principal amount of its 3.125% Convertible Senior Notes due May 1, 2027 (the “2027B notes” and, together with the 2027A notes, the “Notes”) to an initial purchaser in a private offering.  The Company received net proceeds from the issuance of the Notes of $1,678.0 million after the deduction of issuance costs of $22.0 million.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction it entered into with an affiliate of the initial purchaser of the Notes simultaneously with the offering of the Notes.  The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes on November 1, 2010 using a portion of its existing cash and marketable securities balances.  Through the third quarter of fiscal year 2014 the Company has repurchased $154.9 million (principal amount) of its 2027A notes, resulting in approximately $845.1 million (principal amount) of debt outstanding as of March 30, 2014. During the third quarter and the first nine months of fiscal year 2014, 2,422 thousand shares and 819 thousand shares, respectively, related to the Notes were included in the computation of diluted earnings per share.

At March 30, 2014, the conversion rate of the 2027A notes was 24.582 shares of common stock per $1,000 principal amount of the 2027A notes, subject to adjustment upon the occurrence of certain events as described in the Indenture for the 2027A notes (including the payment of dividends). On May 1, 2014, the Company redeemed all of the 2027A notes. For further information on the redemption see Note 15 of Notes to Consolidated Financial Statements.

The 2027A notes pay cash interest of 3.00% which is payable semiannually in arrears on May 1 and November 1.  In accordance with the provisions of ASC 470-20-10 to 35 the Company recognizes an effective interest rate of 5.69% on the carrying value of the 2027A notes. The effective rate is based on the interest rates of similar instruments issued at the time of issuance of the Notes that do not have conversion features such as the Notes. The differences between the effective interest rates of 5.69% and the coupon rate of 3.00%, results in non-cash interest expense that will never be paid by the Company. All interest costs related to the Notes were terminated when the Notes were redeemed on May 1, 2014.

The carrying values of the liability and equity components of the Notes are reflected in the Company’s consolidated balance sheets as follows:

In thousands	March 30, 2014	June 30, 2013
Liability components
Principal amount of the Notes	$845,088	$845,088
Unamortized discount of liability component	(1,886)	(18,459)
Carrying value of liability component	$843,202	$826,629

Equity component-net carrying value	$122,639	$122,639

Interest expense related to the Notes included in interest expense on the consolidated statements of income was recognized as follows:

	Three Months Ended		Nine Months Ended
In thousands	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Contractual coupon interest	$6,338	$6,338	$19,014	$19,014
Amortization of debt discount	5,603	5,294	16,573	15,659
Amortization of debt issuance costs	475	475	1,425	1,424
Total interest expense related to the Notes	$12,416	$12,107	$37,012	$36,097

10.     Credit Facility

On October 23, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) by and between the Company and Wells Fargo Bank, National Association (the “Bank”). The Company entered into the Credit Agreement to enhance cash deployment flexibility.

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

11.     Stockholders’ Equity

Stock Repurchase

On October 16, 2012, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period. During the quarter ended March 30, 2014, the Company repurchased approximately 0.2 million shares of its common stock for approximately $10.9 million. As of March 30, 2014, the Company had remaining authorization to repurchase up to an additional 7.6 million shares of the Company's common stock.

In addition to open market repurchases, the Company also repurchases shares related to equity award vestings as outlined below. During the quarter ended March 30, 2014, the Company repurchased approximately 171.3 thousand shares related to equity grants of its common stock for approximately $7.8 million. The Company generally grants restricted stock awards and restricted stock units under its equity incentive plans, which are subject to vesting. Recipients are required to pay tax on such awards and units at the time they vest. For the majority of restricted stock awards and units granted, the number of shares issued on the date the awards and units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the open market common stock repurchase totals in the above paragraph even though they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would otherwise have been issued.

Dividends

In April 2014, the Company's Board of Directors approved a cash dividend of $0.27 per share to be paid on May 28, 2014 to stockholders of record on May 16, 2014. During the nine months ended March 30, 2014, the Company paid $189.2 million in dividends representing $0.79 per share. The payment of future dividends will be based on the Company's financial performance.

During the quarter ended December 30, 2012, the Company's Board of Directors accelerated the payment of its March quarterly dividend payment into the December quarter to benefit shareholders due to increases in tax rates on investment income in the United States.

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

13.    Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of March 30, 2014, the Company's other long-term liabilities account includes $31.7 million of unrecognized tax benefits of which approximately $15.3 million would favorably impact its effective income tax rate in future periods if the Company's positions on these tax matters are upheld.  The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $2.5 million accrued for interest at March 30, 2014.

The Company's effective income tax rates for the third quarter and the first nine months of fiscal year 2014 were 21.00% and 23.79%, respectively, as compared to 12.75% and 22.39%, respectively, in the same periods of fiscal year 2013.  The increase in the effective income tax rates from the prior year periods was primarily due to the reinstatement during the third quarter of fiscal 2013 of the Federal Research and Development Tax Credit (“R&D Tax Credit”) that had expired December 31, 2011. As a result of reinstatement, during the third quarter of fiscal 2013 the Company adjusted its effective income tax rate for a full year’s R&D Tax Credit and recorded a discrete tax benefit for the prior fiscal year 2012 R&D Tax Credit. The R&D Tax Credit legislation expired once again effective December 31, 2013. Accordingly, the annual effective tax rate for fiscal 2014 includes the benefit of the R&D Tax Credit for six months whereas fiscal year 2013 included a full year’s tax benefit. In addition, the effective tax rates for each of the quarterly periods were favorably impacted by certain discrete tax benefits, primarily from the release of unrecognized tax benefits attributable to tax periods no longer subject to audit. The release of these tax benefits in fiscal 2013 had a greater impact on the effective tax rate recognized for the fiscal third quarter of 2013 as compared to the same period of fiscal 2014.
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

15.    Subsequent Events

On March 31, 2014 the Company called for redemption on May 1, 2014 all of its outstanding 3.00% Convertible Senior Notes due May 1, 2027 (the “Notes”) with a principal amount of approximately $845.1 million.  On May 1, 2014 the Company executed the redemption of the Notes.  Each $1,000 principal amount of the Notes was convertible at a rate of 24.582 shares (which is equivalent to a conversion price of approximately $40.68 per share) of the Company’s common stock. The first $1,000 in conversion value was paid in cash and the remaining conversion premium was settled in common stock, as provided in the Indenture for the Notes.

As a result of the redemption, holders of the Notes received the principal amount of $845.1 million in cash.  The remaining conversion premium was settled in shares of the Company’s common stock totaling approximately 2.9 million shares. There was no gain or loss recognized as a result of the redemption.

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

Quarterly revenues of $348.0 million for the third quarter of fiscal year 2014 increased $13.4 million or 4.0% over the previous quarter's revenues of $334.6 million and increased $33.5 million or 10.6% over $314.5 million reported in the same quarter of fiscal year 2013. Net income of $117.6 million increased $12.9 million or 12.3% over the second quarter of fiscal year 2014 and increased $6.6 million or 6.0% over the same quarter of fiscal year 2013. Diluted earnings per share of $0.48 in the third quarter of fiscal year 2014 increased $0.04 per share or 9.1% over the second quarter of fiscal year 2014 and increased $0.02 per share or 4.3% over the same quarter of fiscal year 2013. Net income for the third quarter fiscal 2014 benefited from a lower tax rate of 21% compared to the second quarter of fiscal 2014 rate of 25% due primarily to the release of estimated tax liabilities for fiscal years that are no longer subject to audit. The prior year quarter had a lower tax rate of 12.75% due to the reinstatement of the federal R&D tax credit and secondarily due to the release of estimated tax liabilities for fiscal years that are no longer subject to audit.
Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during nine months ended March 30, 2014, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

The table below summarizes the income statement items for the three and nine months ended March 30, 2014 and March 31, 2013 as a percentage of total revenues and provides the percentage change in absolute dollars of such items comparing the interim periods ended March 30, 2014 to the corresponding period from the prior fiscal year:

	Three Months Ended			Nine Months Ended
	March 30, 2014	March 31, 2013	Increase/ (Decrease)	March 30, 2014	March 31, 2013	Increase/ (Decrease)
Revenues	100.0%	100.0%	11%	100.0%	100.0%	7%
Cost of sales	24.3	25.2	6	24.5	25.3	4
Gross profit	75.7	74.8	12	75.5	74.7	8
Expenses:
Research and development	17.8	18.6	6	18.1	18.3	6
Selling, general and administrative	11.7	12.2	6	11.6	11.8	5
	29.5	30.8	6	29.7	30.1	6
Operating income	46.2	44.0	16	45.8	44.6	10
Interest expense	(3.6)	(3.8)	3	(3.6)	(3.8)	2
Interest and other income	0.2	0.3	(42)	0.2	0.3	(26)
Income before income taxes	42.8%	40.5%	17	42.4%	41.1%	10
Tax rate	21.00%	12.75%		23.79%	22.39%

Revenues for the quarter ended March 30, 2014 was $348.0 million, an increase of $33.5 million or 11% over revenues of $314.5 million for the same quarter of fiscal year 2013.  Revenues grew over the prior year quarter primarily due to revenue increases in the Automotive, Industrial and Communications end-markets partially offset by lower revenues in the Computer end-market. Revenues for the quarter ended March 30, 2014 increased over the prior fiscal year quarter primarily due to a higher number of units shipped offset by a slightly lower average selling price (ASP).  The ASP of $1.83 per unit in the third quarter of fiscal year 2014 decreased as compared to the ASP of $1.84 per unit in the same quarter of fiscal year 2013. The number of units shipped in the third quarter of fiscal 2014 increased by approximately 12% to 189.4 million units from 168.5 million units shipped in the same quarter of fiscal year 2013.

Geographically, revenues for the quarter ended March 30, 2014 increased in each major geographical region. International revenues for the quarter ended March 30, 2014 were $254.4 million or 73% of revenues, an increase of $32.5 million as compared to international revenues of $221.9 million or 71% of revenues for the same period in fiscal year 2013.  Revenues for the quarter ended March 30, 2014 for Rest of World ("ROW"), which is primarily Asia excluding Japan, represented $127.9 million or 37% of revenues, while revenues to Europe and Japan were $72.2 million or 21% of revenues and $54.3 million or 15% of revenues, respectively.  Domestic revenues were $93.6 million or 27% of revenues in the third quarter of fiscal year 2014. Domestic revenues increased $1.0 million over $92.6 million or 29% of revenues in the same period of fiscal year 2013.

Revenues for the nine months ended March 30, 2014 was $1,023.0 million, an increase of $68.0 million or 7% over revenues of $955.0 million for the same period of fiscal year 2013.  The increase in revenues for the nine months ended March 30, 2014 compared to the same period in the prior fiscal year was primarily due to increases in revenues in the Automotive, Industrial and Communications end-markets partially offset by lower revenues in the Computer end-market. The number of units shipped increased by approximately 9% from 514.5 million units in the prior year period to 558.4 million units in the current year period.  The ASP of $1.82 per unit for the first nine-month period of fiscal year 2014 decreased slightly compared to the ASP of $1.83 per unit in the same period of fiscal year 2013.

Geographically, revenues for the nine months ended March 30, 2014 increased in each major geographical region. International revenues for the nine months ended March 30, 2014 were $743.5 million or 73% of revenues, an increase of $62.1 million as compared to international revenues of $681.4 million or 71% of revenues for the same period in fiscal year 2013.  Revenues for the nine months ended March 30, 2014 for ROW, represented $382.3 million or 37% of revenues, while revenues to Europe and Japan were $196.8 million or 19% of revenues and $164.4 million or 17% of revenues, respectively.  Domestic revenues were $279.5 million or 27% of revenues for the nine months ended March 30, 2014, an increase of $5.9 million over $273.6 million or 29% of revenues in the same period of fiscal year 2013.

Gross profit of $263.5 million for the quarter ended March 30, 2014 increased $28.2 million or 12% over gross profit of $235.3 million in the same quarter of fiscal year 2013.  Gross profit of $772.0 million for the nine months ended March 30, 2014 increased $58.2 million or 8% over gross profit of $713.8 million in the same period of fiscal year 2013. Gross profit as a percentage of revenues increased to 75.7% in the third quarter of fiscal year 2014 as compared to 74.8% for the same period in fiscal year 2013. Gross profit as a percentage of revenues increased to 75.5% for the nine months ended March 30, 2014 as compared to 74.7% for the same period in fiscal year 2013. The increase in gross profit as a percentage of revenues for the quarter and for the nine months ended March 30, 2014 was primarily due to spreading fixed costs over a higher revenue base.

Research and development (“R&D”) expense for the quarter ended March 30, 2014 was $62.1 million, an increase of $3.6 million or 6% over R&D expense of $58.5 million for the same period in fiscal year 2013.  R&D increased $2.2 million due to higher labor costs primarily due to increased headcount, merit compensation and fringe benefit costs. In addition, employee profit sharing increased $1.4 million and legal expense increased $0.7 million. These increases were partially offset by a $0.2 million decrease in employee stock-based compensation and a $0.5 million decrease in other R&D expense.

R&D expense for the nine months ended March 30, 2014 was $185.6 million, an increase of $11.0 million or 6% over R&D expense of $174.6 million for the same period in fiscal year 2013.  R&D increased $5.9 million due to higher labor costs primarily due to increased headcount, merit compensation and fringe benefit costs. In addition, employee profit sharing increased $2.8 million and employee stock-based compensation increased $0.3 million. Other R&D expenses increased $2.0 million primarily due to legal expense.

Selling, general and administrative expense (“SG&A”) for the quarter ended March 30, 2014 was $40.7 million, an increase of $2.2 million or 6% over SG&A expense of $38.5 million for the same period in fiscal year 2013.  The increase in SG&A expense was due to a $1.7 million increase in compensation costs primarily due to increased merit compensation, commissions and fringe benefit costs. In addition, employee profit sharing increased $1.1million. These increases were partially offset by a $0.1 million decrease in employee stock-based compensation and a $0.5 million decrease in other SG&A expense.

SG&A for the nine months ended March 30, 2014 was $118.2 million, an increase of $5.1 million or 5% over SG&A expense of $113.1 million for the same period in fiscal year 2013. The increase in SG&A expense was primarily due to a $3.8 million increase in compensation costs primarily due to increased merit compensation, commissions and fringe benefit costs. In addition, employee profit sharing increased $2.2 million and employee stock-based compensation increased $0.2 million. These increases were partially offset by a $1.1 million decrease in other SG&A expense.

Interest expense was $12.4 million and $37.0 million for the quarter and nine months ended March 30, 2014, an increase of $0.3 million and $0.9 million, respectively, over the corresponding periods of fiscal year 2013 primarily due to higher non-cash interest expense.

Interest income was $0.6 million and $2.3 million for the quarter and nine months ended March 30, 2014, a decrease of $0.4 million and $0.8 million, respectively, from the corresponding periods of fiscal year 2013. Interest income decreased due to a decrease in the average interest rate earned on the Company's cash, cash equivalents and marketable securities balance partially offset by a higher cash, cash equivalents and marketable security balances.

The Company's effective income tax rate for the third quarter and the first nine months of fiscal year 2014 was 21.00% and 23.79%, respectively as compared to 12.75% and 22.39%, respectively, in the same periods of fiscal year 2013.  The increase in the effective income tax rates from the prior year periods was primarily due to the reinstatement during the third quarter of fiscal 2013 of the Federal Research and Development Tax Credit (“R&D Tax Credit”) that had expired December 31, 2011. As a result of reinstatement, during the third quarter of fiscal 2013 the Company adjusted its effective income tax rate for a full year’s R&D Tax Credit and recorded a discrete tax benefit for the prior fiscal year 2012 R&D Tax Credit. The R&D Tax Credit legislation expired once again effective December 31, 2013. Accordingly, the annual effective tax rate for fiscal 2014 includes the benefit of the R&D Tax Credit for six months whereas fiscal year 2013 included a full year’s tax benefit. In addition, the effective tax rates for each of the quarterly periods were favorably impacted by certain discrete tax benefits, primarily from the release of unrecognized tax benefits attributable to tax periods no longer subject to audit. The release of these tax benefits in fiscal 2013 had a greater impact on the effective tax rate recognized for the fiscal third quarter of 2013 as compared to the same period of fiscal 2014.
Excluding the effect of quarterly discrete tax adjustments, the Company estimates that its annual effective income tax rate for fiscal 2014 will be in the range of 25% to 25.5%.

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

The Company grew revenues 4% sequentially and 10.6% year-over-year in the third quarter of fiscal year 2014. The book-to-bill ratio was positive for the quarter and bookings increased sequentially in all of the Company's major end-markets, with the Automotive, Industrial and Communications end-markets showing the most gains. The Company is encouraged by its current bookings momentum and the breadth of the bookings across its major end-markets. Accordingly, the Company is currently estimating sequential revenue growth of 2% to 6% for its fiscal fourth quarter. The redemption of the convertible notes on May 1 will favorably impact the Company's profitability going forward as interest expense related to the notes terminated. Shares of common stock increased modestly as a result of the premium on the Notes.

Although the Company believes that it has the product lines, manufacturing facilities and technical and financial resources for its current operations, revenue and profitability could be significantly affected by factors described above and other factors.  Additionally, the Company’s common stock could be subject to significant price volatility should revenue and/or earnings fail to meet expectations of the investment community.

Liquidity and Capital Resources

At March 30, 2014, the Company’s cash, cash equivalents and marketable securities balances were $1,762.7 million in aggregate, representing an increase of $238.0 million over the June 30, 2013 balances of $1,524.7 million. The increase was primarily due to positive cash flows from operations of $399.6 million and to a lesser extent the issuance of stock under employee stock plans of $90.6 million. These were partially offset by $189.2 million for the payment of cash dividends, representing $0.79 per share for the nine months ended March 30, 2014, $45.6 million to purchase common stock; and $16.6 million for capital additions. Working capital at March 30, 2014 was $1,045.5 million.

At March 30, 2014, the Company’s cash, cash equivalents balance was $806.4 million an increase of $679.7 million over the June 30, 2013 balance of $129.7 million due to the Company shortening the duration of its investment balances as a result of the $845.1 million Note redemption on May 1, 2014.

Accounts receivable totaled $182.0 million at the end of the third quarter of fiscal year 2014, an increase of $36.8 million from the June 30, 2013 balance of $145.3 million primarily due to higher shipments in the third quarter of fiscal year 2014 as compared to the fourth quarter of fiscal year 2013 and a higher days sales outstanding of 48 days compared to 41 days. Inventory was up slightly over the fourth quarter of fiscal year 2013. Net property, plant and equipment decreased $20.1 million from the fourth quarter of fiscal year 2013 due to fixed assets additions of $16.6 million offset by $36.7 million in depreciation expense.

Accrued payroll and related benefits decreased $18.1 million from the fourth quarter of fiscal year 2013 primarily due to a decrease in the profit sharing accrual balance. The Company accrues for profit sharing on a quarterly basis, but distributes pay-outs to employees on a semi-annual basis during the first and the third quarter of each fiscal year. Income taxes payable totaled $4.0 million at the end of the third quarter of fiscal year 2014, a decrease of $8.8 million from the fourth quarter of fiscal year 2013 primarily due to tax payments partially offset by the fiscal 2014 tax provision.

In April 2014, the Company's Board of Directors declared a cash dividend of $0.27 per share. The dividend will be paid on May 28, 2014 to stockholders of record on May 16, 2014. The payment of future dividends will be based on the Company's financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements. On March 30, 2014, the Company had debt outstanding of $845.1 million that was redeemed by the Company on May 1, 2014. For further information see Note 15 of Notes to Consolidated Financial Statements.

On October 23, 2013, the Company entered into a $100.0 million Credit Agreement by and between the Company and Wells Fargo Bank, National Association. The Company entered into the Credit Agreement to enhance cash deployment flexibility in connection with the redemption of its Convertible Senior Notes. For further information on the credit facility see Note 10 of Notes to Consolidated Financial Statements. Presently, the Company has not utilized the credit agreement.

Off Balance-Sheet Arrangements

As of March 30, 2014, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

In April 2007, the Company issued $1.0 billion principal amount of its 3.0% Convertible Senior Notes due May 1, 2027.  Through the third quarter of fiscal year 2014, the Company has retired $154.9 million in face value, leaving a remaining balance of $845.1 million.  The Company pays cash interest at an annual rate of 3.0%, payable semiannually on November 1 and May 1 of each year. See Note 9 to the consolidated financial statements, included in Part 1, “Financial Information,” for additional information. On March 30, 2014, the Company had debt outstanding of $845.1 million that was redeemed by the Company on May 1, 2014. For further information see Note 15 of Notes to Consolidated Financial Statements. During the second quarter of fiscal 2014, the Company entered into a $100.0 million Credit Agreement by and between the Company and Wells Fargo Bank, National Association. Presently, the Company has not utilized the credit agreement.

Fair Value

As of March 30, 2014, the Company’s cash equivalents and marketable securities investments in debt securities had a fair value of $1,646.0 million.  The Company’s cash equivalents and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. For further information see Note 5 of Notes to Consolidated Financial Statements, included in Part 1, “Financial Information,” for additional information. Most of the Company’s investments in debt instruments have an investment rating of AA+ to AAA.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 30, 2013.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2013.  At March 30, 2014, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of March 30, 2014.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act at a reasonable assurance level is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Volatility in customer demand in the semiconductor industry could affect future levels of revenue and profitability and limit our ability to predict such levels.

Historically, we have maintained low lead times, which have enabled customers to place orders close to their true needs for product. In defining our financial goals and projections, we consider inventory on hand, backlog, production cycles and expected order patterns from customers. If our estimates in these areas become inaccurate, we may not be able to meet our revenue goals and projections. In addition, some customers require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even some, of the products. As a result, in any quarterly fiscal period we are subject to the risk of cancellation of orders leading to a fall-off of revenue and backlog. Further, those orders may be for products that meet the customer's unique requirements so that those cancelled orders would, in addition, result in an inventory of unsalable products, and thus potential inventory write-offs. We routinely estimate inventory reserves required for such products, but actual results may differ from these reserve estimates.

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

The markets for our products depend on continued demand for our products in the communications, industrial, computer, high-end consumer and automotive end-markets. The semiconductor industry is characterized by rapid technological change, variations in manufacturing efficiencies of new products, and significant expenditures for capital equipment and product development. New product offerings by competitors and customer demands for increasing linear integrated circuit performance or lower prices may render our products less competitive over time, thus necessitating our continual development of new products. New product introductions are thus a critical factor for maintaining or increasing future revenue growth and sustained or increased profitability, but they can present significant business challenges because product development commitments and expenditures must be made well in advance of the related revenues. The success of a new product depends on a variety of factors including accurate forecasts of long-term market demand and future technological developments, accurate anticipation of competitors' actions and offerings, timely and efficient completion of process design and development, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability of the product, and effective marketing, revenue and service.

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

We rely on third party vendors for materials, supplies, critical manufacturing equipment and freight services that may not have adequate capacity or may be impacted by outside influences such as natural disasters or material sourcing that could impact our product delivery requirements.

The semiconductor industry has experienced a very large expansion of fabrication capacity and production worldwide over time. As a result of increasing demand from semiconductor and other manufacturers, availability of certain basic materials and supplies, such as chemicals, gases, polysilicon, silicon wafers, ultra-pure metals, lead frames and molding compounds, and subcontract services, like epitaxial growth, ion implantation and assembly of integrated circuits into packages, have from time to time, over the past several years, been in short supply and could come into short supply again if overall industry demand continues to increase in the future. In addition, from time to time natural disasters can lead to a shortage of some of the above materials due to disruption of the manufacturer's production. We do not have long-term agreements providing for all of these equipment, materials, supplies, and services, and shortages could occur as a result of capacity limitations or production constraints on suppliers that could have a materially adverse effect on our ability to achieve our planned production.

A number of our products use components that are purchased from third parties. Supplies of these components may not be sufficient to meet all customer requested delivery dates for products containing the components, which could adversely affect future revenue and earnings. Additionally, significant fluctuations in the purchase price for these components could affect gross margins for the products involved. Suppliers could also discontinue the manufacture of such purchased products or could have quality problems that could affect our ability to meet customer commitments.

We may also be affected by the requirement that publicly traded companies disclose whether they use certain minerals (tantalum, tin, tungsten and gold)  and whether those minerals are sourced from the Democratic Republic of the Congo or adjoining countries. This requirement in general could affect the sourcing, availability and pricing of materials or third-party components used in our products, which could increase our costs or cause us to change the materials in our products or the way we manufacture them.  Certain of our products contain gold, tungsten and tin, and we are currently engaged in determining whether their sources are conflict free.  If we are not able to state affirmatively and accurately that such materials are conflict free, our reputation may suffer, and customers may choose not to buy our products.

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

During the third quarter of fiscal year 2014, 73% of our revenues were derived from customers in international markets. Also, the Company has test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international revenue and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world as well as the economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In past years, natural disasters in Japan and Thailand have affected the global marketplace.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be purchased Under the Plans or Programs (1)
Month #1 (December 30, 2013 – January 26, 2014)	150,000	$45.63	150,000	7,705,840
Month #2 (January 27, 2014 – February 23, 2014)	91,860	44.17	91,860	7,613,980
Month #3 (February 24, 2014 – March 30, 2014)	—	-	-	7,613,980
Total	241,860	$45.08	241,860	7,613,980

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

LINEAR TECHNOLOGY CORPORATION

DATE:	May 9, 2014	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)