Form 10-K
period 2014-06-29
LINEAR TECHNOLOGY CORP /CA/
filed 2014-08-20
CIK 791907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-14864

LINEAR TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	94-2778785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1630 McCarthy Boulevard, Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(408) 432-1900

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
Common Stock, $0.001 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☑

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $6,328,000,000 as of December 27, 2013 based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 238,511,332 shares of the registrant's common stock issued and outstanding as of July 25, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

(1)

Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the "2014 Proxy Statement") for the 2014 Annual Meeting of Stockholders, to be filed subsequently.

LINEAR TECHNOLOGY CORPORATION

FORM 10-K

For the Fiscal Year Ended June 29, 2014

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

Products and Markets

Linear Technology produces a wide range of products for a variety of customers and markets.  The Company emphasizes standard products and multi-customer application specific products to address larger markets and to reduce the risk of dependency upon a single customer's requirements.  The Company targets the high performance segment of the analog integrated circuit market.  “High performance” may be characterized by higher precision, higher efficiency, lower noise, lower power, higher linearity, higher speed, higher voltage, more subsystem integration on a single chip and many other special features.  Increased demand for more complex integrated analog solutions has fostered the expansion of the Company's products to include fully integrated module solutions for system power, signal processing and data acquisition applications. The Company's SmartMesh IP and SmartMesh WirelessHART technology offers complete wireless network based solutions using low power electronic components, board level products with mesh networking and software addressing high level applications such as industrial process automation, data center energy management, building energy management, renewable energy monitoring, and transportation management systems.  The Company focuses virtually all of its design efforts on proprietary products, which at the time of introduction are original designs by the Company offering unique characteristics differentiating them from those offered by competitors.

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

Battery Stack Monitors- These circuits monitor the voltage on individual battery cells that are connected in series.  By combining many of these circuits, the voltage of every cell in very high voltage battery string can be monitored.  This is a necessary function to maintain the health, longevity and safety of such systems.  High voltage battery strings are used in electric and hybrid electric vehicles, battery back-up systems, portable power systems and other high power battery systems.

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

PLL Synthesizers and Clock Distribution- A phase locked loop ("PLL") locks the phase and frequency of a higher frequency device (usually a voltage controlled oscillator) to a more stable, lower frequency device.  As a black box, the PLL can be viewed as a frequency multiplier.  A PLL is employed when there is the need for a stable reference high frequency local oscillator source.  Example applications are numerous and include wireless/optical communications and networking, medical devices and instrumentation.

SmartMesh® Embedded Wireless Sensor Network- SmartMesh®IP and SmartMesh WirlessHART products consist of low power electronic components, board level products, and software.  SmartMesh® sensor networks are comprised of a self-forming mesh of nodes, or "motes," which collect and relay data, and a network manager that monitors and manages network performance and sends data to the host application, enabling wireless monitoring/control of physical attributes such as temperature, pressure, light, sound and motion.

Isolated µModule Transceivers- Isolated µModule transceivers use magnetically coupled technology to provide data and power isolation in a system in a package module.  They integrate inductive/magnetic components, dedicated integrated circuit functions and power on a single substrate printed circuit board, all encapsulated in a standard plastic package.

Radio Frequency Circuits - These circuits include mixers, modulators, demodulators, amplifiers, drivers, filters, oscillators/synthesizers and power detectors and controllers.  They are used in 2G, 3G, 4G LTE (and beyond) wireless and cable infrastructure, cellphones, wireless data communications, microwave, backhaul, military, radars, precision GPS and satellite communications.

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

Other - Other linear circuits include buffers, power monitors, motor controllers, coulomb counters, diodes/bridges, hot swap circuits, comparators, sample-and-hold devices, timers, drivers and filters (both switched capacitor and continuous time) which are used to limit and/or manipulate signals in such applications as base stations, navigation systems and industrial applications.

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

Market	End Applications/Products	Example Product Families
Industrial/Medical	Flow or rate metering	D to A converters
	Position/pressure/temperature sensing and controls	Power monitors and controllers
	Robotics	Current sense amplifiers
	Energy management/harvesting	Differential amplifier
	High brightness lighting	High speed A/D converters
	Process control data communication	SAR A/D and Delta-Sigma converters
	Factory automation	High speed operational amplifiers
	Security and surveillance system	Interface (RS 485/232) products
	Remote meter reading	Precision operational amplifiers
	Wireless sensor networks	Instrumentation amplifiers
	RFID transponders	Silicon oscillators
	GPS surveying instruments	Precision comparators and voltage references
	Scanning electron microscopes	Monolithic filters
	Solar power	Switching voltage regulators
	Machine vision equipment	Hot swap circuits
	Voltmeters/multimeters/ oscilloscopes/curve tracers	DC-DC converters
	Test equipment	µModule power products
	Logic/network analyzers	PoE interface controllers
	Weighing scales	Push button controllers
	Analytic and test equipment	Ideal diode controllers
	Gas chromatographs	Surge stoppers
	X-Ray, EKG, MRI, PET, CAT scanners	Battery stack monitors
	Particle accelerators	Smartmesh® embedded wireless sensor networks
DNA and blood analyzers
Patient monitors
Infusion pumps
IR cameras
Ultra sound diagnostic equipment

Space/Military/Harsh	Communications	Space qualified (JAN/QML)
Environment	Satellites	Radiation hardened
	Guidance and navigation systems	Military plastic
	Displays	Military hermetic (SMD's)
	Firing controls	Extreme temperature

Ground support equipment
Sonar systems
Surveillance equipment
Ordnance
Radar systems
GPS
JTRS manpacks

Automotive	Entertainment systems	Battery gas gauges
	Hybrid/electric vehicle battery systems	Isolated µModule power products
	Navigation and safety system	Low drop out voltage regulators
	Headlamps	LED driver controllers
	Daytime running lights	Li-ion battery chargers
	Dashboard instrumentation	CAN transceivers
	Emission controls	Ideal diodes
	Collision avoidance systems	Surge Stoppers
	Radar adaptive cruise control	Monitors over/under voltage
	Heads-up-displays	Protection controllers
	Idle stop and go systems	Timer Blox
	Electronic steering and braking	Battery management systems
	Antenna power supplies	Precision voltage references
	LED lighting	Comparators
	Parking assistance	Current sense amplifiers
	Lane recognition	High speed and SAR ADC’s

Communications	Smart phones	DC - DC converters
	Cellular phones	V.35 transceivers
	Cellular base stations (CDMA/WCDMA/	Isolated µModule power products
	GSM/LTE/ WiMAX)	Variable gain amplifiers
	Point-to-point wireless modems	High-speed amplifiers
	PBX switches	High speed A/D converters
	Optical networking	Digital power monitors
	Channel service units/data service units	Active diode bridge controllers
	Cable modems/networks	RF Power detectors
	Internet appliances	Low noise operational amplifiers
	Servers/ routers/switches	Micropower products
	Power over Ethernet	Power management products
	Wireless access points	Switched capacitor filters
	Wireless microphones	I2C bus buffers
	Software defined radios	Voltage references
	Wireless sensor networks	Voltage regulators/supervisors
Data converter products
Hot Swap controllers
Multi-protocol circuits
Thermoelectric coolers
µModule power products

Power amplifier controllers
Ideal diode bridge controller
Mixers/Modulators/Demodulators
Battery chargers
Power over Ethernet controllers
Multi-Phase switching regulators
Smartmesh® wireless sensor networks

Computer/High-End	Communications/interface modems
Consumer	Disk drives	Battery chargers
	Solid state disc drives	DC - DC converters
	Notebook computers	Electronic circuit breakers
	Desktop computers	Hot Swap controllers
	Workstations	Line drivers/ receivers
	LCD monitors/projectors	USB power controller/ chargers
	Plotters/printers	Low drop out linear regulators
	Digital still cameras	Micropower products
	Satellite radios	Multi-Phase switching regulators
	Battery chargers	PCMCIA power switching
	Electronic toys	Power management
	Video/multimedia systems	Power sequencing/monitoring
	Digital video recorders	Isolated µModule transceivers
	Set top boxes/Satellite TV receivers	Video amplifiers
	LCD display TVs	High speed A/D converters
	Bluetooth headsets	Nano current voltage supervisors
	Hand-held GPS units	Operational amplifiers
	Tablet PCs	Voltage references
Media players
Video/multimedia systems
Wearables

Marketing and Customers

The Company markets its products worldwide primarily through a direct sales staff and through electronics distributors to a broad range of customers in diverse industries.  Arrow Electronics Inc. (“Arrow”), the Company’s largest distributor, distributes the Company’s products worldwide.  Arrow is one of the largest distributors of electronic components in the world with revenues of $21.4 billion in their December 2013 fiscal year-end.  Arrow's global components business segment covers the world's largest electronics markets - the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific regions.  As of June 29, 2014 and June 30, 2013, Arrow accounted worldwide for 38% and 36% of the Company’s total net accounts receivable, respectively.  Arrow worldwide accounted for 31%, 31% and 29% of the Company’s worldwide net revenues in fiscal 2014, 2013 and 2012, respectively.  As of June 29, 2014 and June 30, 2013, Arrow domestic accounted for 10% and 13% of the Company’s total net accounts receivable, respectively.  Arrow domestic accounted for 12%, 13% and 13% of the Company’s worldwide net revenues in fiscal 2014, 2013 and 2012, respectively.  Arrow, like the Company’s other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company's products.

No end customer accounted for more than 10% of the Company’s worldwide net revenues for any of the periods presented.

The Company’s products typically require a sophisticated technical sales effort.  The Company's sales organization is divided into domestic and international regions. The Company’s sales offices are located throughout most major metropolitan areas in the United States.  Internationally, the Company has sales offices in or near: Dortmund, Helsinki, London, Milan, Munich, Paris, Lyon, Stockholm, Oulu, Stuttgart, Sydney, Melbourne, Beijing, Hong Kong, Tokyo, Nagoya, Osaka, Seoul, Shanghai, Shenzhen, Chengdu, Xian, Wuhan, Singapore, Taipei, Tel Aviv, Bangalore, Montreal, Ottawa, Toronto, Calgary, and Vancouver.

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

During fiscal years 2014, 2013 and 2012, international revenues were $1,010.3 million or 73% of revenues, $912.5 million or 71% of revenues, and $900.1 million or 71% of revenues, respectively. Because the Company's export sales are billed and payable in United States dollars, export sales are generally not directly subject to fluctuating currency exchange rates.  During fiscal years 2014, 2013 and 2012, domestic revenues were $378.1 million or 27% of revenues, $369.7 million or 29% of revenues, and $366.5 million or 29% of revenues, respectively.

The Company’s backlog of released and firm orders was approximately $187.4 million at June 29, 2014 as compared with $151.1 million at June 30, 2013.  The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months.  Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty.  Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month.   Also, the Company’s agreements with certain domestic distributors provide for price protection.  Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

In the operating history of the Company, seasonality of business has not been a material factor, although the results of operations for the first and second fiscal quarters of each year are slightly impacted by customary summer vacation and calendar year-end holidays. In addition, industrial customers typically have stronger demand in the first half of the calendar year.

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

The majority of processed wafers are sent to the Company’s assembly facility in Penang, Malaysia and a small portion are sent to offshore independent assembly subcontractors. The Penang facility opened in fiscal year 1995 and generally services approximately 80%-85% of the Company’s assembly requirements.  In fiscal year 2012, the Penang facility was expanded and has approximately 245,000 square feet of manufacturing floor space.  The Company’s primary assembly subcontractor is UTAC, located in Thailand. The Company also maintains domestic assembly operations to satisfy particular customer requirements, especially those for military applications, and to provide rapid turnaround for new product development.

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

Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal year 2015.

Patents, Licenses and Trademarks

The Company has been awarded 1,081 United States and international patents and has considerable pending and published patent applications outstanding. Although the Company believes that these patents and patent applications may have value, the Company's future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

As of June 29, 2014, the Company had 1,244 employees involved in research, development and engineering related functions, as compared to 1,165 employees at the end of fiscal year 2013.  The Company has remote design centers throughout the United States, as well as in Singapore, China and Germany as part of the Company’s strategy of obtaining and retaining analog engineering design talent.  For fiscal years 2014, 2013, and 2012, the Company's R&D expense was $250.4 million, $235.2 million and $224.5 million, respectively.  The increase in R&D expense in fiscal year 2014 over fiscal year 2013 was primarily due to increases in employee compensation costs of $8.0 million and employee profit sharing costs of $4.5 million.

Government Contracts

The Company currently has no material U.S. Government contracts.

Employees

As of June 29, 2014, the Company had 4,661 employees, including 468 in marketing and sales, 1,244 in research, development and engineering related functions, 2,849 in manufacturing and production, and 100 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

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

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of August 1, 2014, are as follows:

Name	Age	Position
Robert H. Swanson, Jr.	75	Executive Chairman of the Board of Directors
Lothar Maier	59	Chief Executive Officer
Paul Chantalat	64	Vice President Quality and Reliability
Paul Coghlan	69	Vice President of Finance and Chief Financial Officer; Secretary
Robert C. Dobkin	70	Vice President of Engineering and Chief Technical Officer
Alexander R. McCann	48	Vice President and Chief Operating Officer
Richard Nickson	64	Vice President of North American Sales
David A. Quarles	48	Vice President of International Sales
Donald Paulus	57	Vice President and General Manager, D Power Products
Steve Pietkiewicz	54	Vice President and General Manager, S Power Products
Robert Reay	53	Vice President and General Manager, Mixed Signal Products
Erik M. Soule	50	Vice President and General Manager, Signal Conditioning Products

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

Mr. Coghlan has served as Vice President of Finance and Chief Financial Officer of the Company since December 1986. From October 1981 until joining the Company, he was employed in various positions at GenRad, Inc., a manufacturer of automated test equipment, including Corporate Controller, Vice President of Corporate Quality and Vice President and General Manager of the Structural Test Products Division. Before joining GenRad, Inc., Mr. Coghlan was associated with Price Waterhouse & Company in the United States and Paris, France for twelve years. Mr. Coghlan received a B.A. from Boston College in 1966 and an MBA from Babson College in 1968.

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

We depend on demand from the industrial, communication, computer, consumer and automotive end-markets we serve. Our revenues and profitability are based on certain levels of consumer and corporate spending. Reductions or other fluctuations in consumer and/or corporate spending as a result of uncertain conditions in the macroeconomic environment, such as government economic or fiscal instability, restricted global credit conditions, reduced demand, imbalanced inventory levels, mortgage failures, fluctuations in interest rates, higher energy prices, or other conditions, could adversely affect our revenues and profitability. The impact of general economic sluggishness relating to US and European debt, government debt limits, unemployment issues and other causes can cause customers to be cautious, or delay or reduce orders for our products until these economic uncertainties improve.

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

We rely on our internal manufacturing facilities located in California and Washington to fabricate most of our wafers. We depend on outside silicon foundries for a small portion (roughly 5%) of our wafer fabrication. We could be adversely affected in the event of a major earthquake, which could cause temporary loss of capacity, loss of raw materials, and damage to manufacturing equipment.  Additionally, we rely on our internal and external assembly and testing facilities located in Singapore and Malaysia.  We are subject to economic and political risks inherent to international operations, including changes in local governmental policies, currency fluctuations, transportation delays and the imposition of export controls or import tariffs. We could be adversely affected if any such changes are applicable to our foreign operations.

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

A portion of our wafers (approximately 15%-20%) are processed offshore by independent assembly subcontractors primarily located in Thailand.  These subcontractors separate wafers into individual circuits and assemble them into various finished package types.  During periods of increasing demand and volatile lead times, sub-contractors can become over committed and therefore unable to meet all of their customer demand requirements thereby causing inconsistencies in availability of supply. In addition, reliability problems experienced by our assemblers could cause problems in delivery and quality, resulting in potential product liability to us.  We could also be adversely affected by political disorders, labor disruptions, and natural disasters in these locations.

We are dependent on outside silicon foundries for a small portion (roughly 5%) of our wafer fabrication.  As a result, we cannot directly control delivery schedules for these products, which could lead to product shortages, quality assurance problems and increases in the cost of our products.  We may experience delays in delivering our products to our customers.  If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to our quality standards, our business and relationships with our customers for the limited quantities of products produced by these foundries could be adversely affected.  Finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.  In addition, the manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment.  Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a third party foundry could adversely affect the foundry's ability to achieve acceptable manufacturing yields and product reliability.

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

A number of our products use components that are purchased from third parties.  Supplies of these components may not be sufficient to meet all customer requested delivery dates for products containing these components, which could adversely affect future revenue and earnings.  Additionally, significant fluctuations in the purchase price for these components could affect gross margins for the products involved.  Suppliers could also discontinue the manufacture of such purchased components or could have quality problems that could affect our ability to meet customer commitments.

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

During fiscal year 2014, 73% of our revenues were derived from customers in international markets. In addition, we have test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international revenue and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In past years, natural disasters in Japan and Thailand have affected the global marketplace.

We may be unable to adequately protect our proprietary rights, which may impact our ability to compete effectively.

Our success depends in part on our proprietary technology. While we attempt to protect our proprietary technology through patents, copyrights and trade secret protection, we believe that our success also depends on increasing our technological expertise, continuing our development of new products and providing comprehensive support and service to our customers.  However, we may be unable to protect our technology in all instances, or our competitors may develop similar or more competitive technology independently.  We currently hold a number of United States and foreign patents and pending patent applications.  However, other parties may challenge or attempt to invalidate or circumvent any patents the United States or foreign governments issue to us or these governments may fail to issue patents for pending applications.  In addition, the rights granted or anticipated under any of these patents or pending patent applications may be narrower than we expect or provide no competitive advantages.  Furthermore, effective patent, trademark, copyright, maskwork and trade secret protection may be unavailable, limited or not applied for in certain foreign countries. We may incur significant legal costs to protect our intellectual property.

We also seek to protect our proprietary technology, including technology that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our collaborators, advisors, employees and consultants.  We cannot assure you that these agreements will always be entered into or will not be breached or that we will have adequate remedies for any breach.

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

Our products may contain undetected errors or defects.  Such problems may cause delays in product introductions and shipments, result in increased costs and diversion of development resources, cause us to incur increased charges due to obsolete or unusable inventory, require design modifications, or decrease market acceptance or customer satisfaction with these products, which could result in loss of sales or product returns.  In addition, we may not find defects or failures in our products until after commencement of commercial shipments, which may result in loss or delay in market acceptance that could significantly harm our operating results.  Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products; further, such claims might be significantly higher than the revenues and profits we receive from those of our products involved as we are usually a component supplier with limited value content relative to the value of a complete system or sub-system.  In most cases we have contractual provisions in our customer contracts that seek to limit our liability to the replacement of the defective parts shipped.  Nonetheless, liability claims could require us to spend significant time and money in litigation or to pay significant damages for which we may have insufficient insurance coverage.  Any of these claims, whether or not successful, could seriously damage our reputation and business.

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

We compete in the high performance segment of the linear integrated circuit market. Our competitors include among others, Analog Devices, Inc., Intersil, Maxim Integrated Products, Inc. and Texas Instruments, Inc. Competition among manufacturers of linear integrated circuits is intense, and certain of our competitors have significantly greater financial, technical, manufacturing and marketing resources than us.  The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. We believe we compete favorably with respect to these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

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

We are subject to a variety of domestic and international laws and regulations, including the use of "conflict minerals", U.S. Customs and Export Regulations and the Foreign Corrupt Practices Act.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Act"), the SEC has promulgated disclosure requirements regarding the use of certain minerals (tantalum, tin, tungsten and gold), which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals.  Certain of the Company’s products contain gold, tungsten and tin.  As a result of the Act, the Company must annually publicly disclose whether it manufactures (as defined in the Act) any products that contain conflict minerals.  Additionally, customers typically rely on the Company to provide critical data regarding the parts they purchase, including conflict mineral information.  The Company's material sourcing is broad-based and multi-tiered, and it is difficult to verify the origins for conflict minerals used in the products it sells. The Company has many suppliers and each provides conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, the Company may face reputational challenges if it is unable to sufficiently verify the origins of conflict minerals used in its products.  Additionally, customers may demand that the products they purchase be free of conflict minerals. This may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices.

Among other laws and regulations, the Company is also subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by companies and various other aspects of the operation of the Company’s business, and the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business.  While the Company’s policies and procedures mandate compliance with such laws and regulations, there can be no assurance that the Company’s employees and agents will always act in strict compliance. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product or other activities of the Company, which could have a material adverse impact on the Company’s results of operations and financial condition.

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.

As a global company, our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region.  We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities.  We have a partial tax holiday through July 2015 in Malaysia which we expect to extend if certain conditions are met and a partial tax holiday in Singapore through August 2019.  Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability.  In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Finally, jurisdictions could change their tax regulations to include profits that were previously exempt.

We have not provided for U.S. federal and state income taxes on a portion of our undistributed earnings of our non-U.S. subsidiaries that are considered permanently reinvested outside the United States.  If in the future we decide to repatriate such foreign earnings to fund U.S. operations, we would incur incremental U.S. federal and state income taxes.  However, it is our intent to keep these funds permanently reinvested outside of the United States and current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

At June 29, 2014, the Company owned the major facilities described below:

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

The Company leases design facilities located in: Burlington, Vermont; Santa Barbara, California; Grass Valley, California; Phoenix, Arizona; Dallas, Texas; Munich, Germany; and Hangzhou, China. The Company leases sales offices in the United States in the areas of Chicago, Cleveland, Minneapolis, Philadelphia, Sacramento, San Jose, Denver, Portland, Seattle, Austin, Irvine, Los Angeles and San Diego; and internationally in London, Stockholm, Helsinki, Dortmund, Munich, Stuttgart, Paris, Milan, Sydney, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Beijing, Shanghai, Shenzhen, Chengdu, Xian, Wuhan and Bangalore.  See Note 11 of Notes to Consolidated Financial Statements contained in this Form 10-K.  The Company believes that its existing facilities are suitable and adequate for its business purposes through fiscal year 2014.

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

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended June 29, 2014.  For the majority of restricted stock awards and units granted, the number of shares issued on the date the restricted stock awards and units vest is net of the minimum statutory tax withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees.  These withheld shares are not included in the common stock repurchase totals in the following table, even though they are treated as common stock repurchases in our financial statements because they reduce the number of shares that would have been issued upon vesting.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs (1)
Month #1 (March 31, 2014 – April 27, 2014)	—	$—	—	7,613,980
Month #2 (April 28, 2014 - May 25, 2014)	650,000	44.55	650,000	6,963,980
Month #3 (May 26, 2014 – June 29, 2014)	—	—	—	6,963,980
Total	650,000	$44.55	650,000	6,963,980

(1) On October 16, 2012, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

Stock Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the S&P 500 and the Philadelphia Semiconductor Index for the period of five years commencing June 28, 2009 and ending June 29, 2014.  The graph assumes that $100 was invested on June 28, 2009 in each of Linear Technology common stock, the S&P 500 Index, and the Philadelphia Semiconductor Index.

ITEM 6.     SELECTED FINANCIAL DATA

FIVE FISCAL YEARS ENDED June 29, 2014	2014	2013	2012	2011	2010
In thousands, except per share amounts
Income statement information
Revenues	$1,388,386	$1,282,236	$1,266,621	$1,483,962	$1,169,988
Net income	459,961	406,925	398,111	580,782	361,341
Basic earnings per share	$1.91	$1.72	$1.71	$2.52	$1.59
Diluted earnings per share	1.90	1.71	1.70	2.50	1.58
Weighted average shares outstanding – Basic	240,498	236,703	233,013	230,806	227,723
Weighted average shares outstanding – Diluted	242,551	237,753	234,298	232,772	228,860
Balance sheet information
Cash, cash equivalents and marketable securities	$1,012,787	$1,524,741	$1,203,059	$922,537	$958,069
Total assets	1,655,578	2,098,341	1,851,068	1,594,066	1,590,718
Convertible senior notes	—	826,629	805,599	785,732	1,159,886
Cash dividends per share	$1.06	$1.02	$0.98	$0.94	$0.90

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

Quarterly revenues of $365.4 million for the fourth quarter of fiscal year 2014 increased $17.4 million or 5.0% over the previous quarter's revenue of $348.0 million and increased $38.2 million or 11.7% over $327.3 million reported in the fourth quarter of fiscal year 2013.  Net income of $129.7 million increased $12.1 million or 10.3% over the third quarter of fiscal year 2014 and increased $27.8 million or 27.3% over the fourth quarter of fiscal year 2013.  Diluted earnings per share of $0.53 per share in the fourth quarter of fiscal year 2014 increased $0.05 per share or 10.4% over the third quarter of fiscal year 2014 and increased $0.10 per share or 23.3% over the fourth quarter of fiscal year 2013.

Revenue for fiscal year 2014 was $1,388.4 million, an increase of 8.3% or $106.2 million over revenue of $1,282.2 million in the prior fiscal year.  Net income of $460.0 million for fiscal year 2014 increased $53.0 million or 13.0% over $406.9 million reported in the previous fiscal year. The results for fiscal year 2014 benefited from lower interest expense as a result of the Convertible Senior Note conversion in May 2014 offset by a slightly higher effective tax rate of 23.5% compared to 23.1% in fiscal year 2013. Diluted earnings per share for fiscal year 2014 was $1.91, an increase of $0.19 per share or 11.1% over the prior fiscal year.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During fiscal years 2014 and 2013, the Company recognized approximately 15% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At June 29, 2014, the Company had approximately $56.8 million of deferred revenue and $11.2 million of deferred cost of sales recognized as $45.6 million of “Deferred income on shipments to distributors.” At June 30, 2013, the Company had approximately $54.8 million of deferred revenue and $10.7 million of deferred cost of sales recognized as $44.1 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment, as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company were to have a significant reduction in distributor price or grant significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have ranged from $2.7 million to $4.2 million per quarter.

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

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in the authoritative accounting literature. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes.  The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. Refer to Note 11 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion of current tax matters.

Results of Operations

The table below presents the income statement items as a percentage of revenues and provides the percentage change of such items in dollars compared to the prior fiscal year amount.

	Fiscal Year Ended			Percentage Change

	June 29,	June 30,	July 1,	2014 Over	2013 Over
	2014	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	8%	1%
Cost of sales	24.4	25.2	24.7	5	3
Gross margin	75.6	74.8	75.3	9	1
Expenses:
Research & development	18.0	18.3	17.7	6	5
Selling, general & administrative	11.5	11.8	11.7	5	3
	29.5	30.1	29.4	6	4
Operating margin	46.1	44.7	45.9	12	(2)
Interest expense	(3.0)	(3.8)	(3.8)	(15)	(2)
Acquisition related costs	—	—	(0.2)	—	—
Interest and other income	0.2	0.3	0.4	(34)	(11)
Income before income taxes	43.3%	41.2%	42.3%	14	(1)
Tax rate	23.5%	23.1%	25.7%

 Fiscal year 2014 revenues of $1,388 million increased $106.2 million or 8% over revenues of $1,282 million in fiscal year 2013.  Fiscal year 2014 revenues increased over the prior fiscal year due to increases in revenues in the Industrial, Automotive, Communication and Consumer end-markets partially offset by lower revenues in the Computer and Military end-markets. The Company continues to reduce its exposure to the Consumer and cell-phone end-markets in favor of the Industrial, Automotive, Communication infrastructure and Military end-markets.  The Company's bookings in the Industrial, Automotive, Communication infrastructure, and Military end-markets in aggregate were 88% of bookings in fiscal year 2014, as compared to 86% of bookings for fiscal year 2013 and 84% in fiscal 2012.

Revenues in fiscal year 2014 increased over the prior fiscal year due to an increase in the number of units shipped while the average selling price (“ASP”) remained flat. The number of units shipped in fiscal year 2014 increased 9% to 753.8 million units over 691.0 million units in the fiscal year 2013.  The ASP of $1.84 per unit in fiscal years 2014 was flat compared to fiscal year 2013.

Revenues in fiscal year 2014 increased in each major geographic region.  International revenues were $1,010.3 million or 73% of revenues in fiscal year 2014, an increase of $97.8 million over international revenues of $912.5 million or 71% of revenues in the previous fiscal year.  Internationally, sales to Rest of World (“ROW”) represented $520.3 million or 38% of revenues, while sales to Europe and Japan were $267.2 million or 19% of revenues and $222.8 million or 16% of revenues, respectively.  Domestic revenues were $378.1 million or 27% of revenues in fiscal year 2014, an increase of $8.4 million over domestic revenues of $369.7 million or 29% of revenues in fiscal year 2013.

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

Revenues in fiscal year 2013 increased over the prior fiscal year due to an increase in the ASP while the number of units shipped was down slightly.  The ASP for fiscal year 2013 increased $0.03 or 2% to $1.84 per unit in fiscal year 2013 over $1.81 per unit in fiscal year 2012.  The number of units shipped was down slightly to 691.0 million units in fiscal year 2013 from 692.1 million units in the fiscal year 2012.

Geographically, revenues in fiscal year 2013 increased in ROW and the United States offset by decreases in Japan and Europe. International revenues were $912.5 million or 71% of revenues in fiscal year 2013, an increase of $12.4 million over international revenues of $900.1 million or 71% of revenues in the previous fiscal year.  Internationally, sales to ROW represented $486.8 million or 38% of revenues, while sales to Europe and Japan were $235.3 million or 18% of revenues and $190.4 million or 15% of revenues, respectively.  Domestic revenues were $369.7 million or 29% of revenues in fiscal year 2013, an increase of $3.2 million over domestic revenues of $366.5 million or 29% of revenues in fiscal year 2012.

Gross profit for fiscal year 2014 was $1,049.8 million, an increase of $90.1 million or 9% over gross profit of $959.7 million in fiscal year 2013.  Gross margin increased to 75.6% in fiscal year 2014 as compared to 74.8% in fiscal year 2013.  The increase in gross margin in fiscal year 2014 was primarily due to spreading fixed costs over a higher sales base.

Gross profit for fiscal year 2013 was $959.7 million, an increase of $5.6 million or 1% over gross profit of $954.1 million in fiscal year 2012.  Gross margin decreased to 74.8% in fiscal year 2013 as compared to 75.3% in fiscal year 2012.  The decrease in gross margin in fiscal year 2013 was primarily due to a slight change in mix of products sold and higher factory costs primarily due to stronger foreign currencies partially offset by slightly higher ASP's and lower royalty costs.

Research and development (“R&D”) expense for fiscal year 2014 was $250.4 million, an increase of $15.2 million or 6% over R&D expense of $235.2 million in fiscal year 2013.  The increase in R&D expense was primarily due to an $8.0 million increase in compensation costs as a result of increases in headcount, annual salary increases and increases in related fringe benefit costs.  In addition, employee profit sharing increased $4.5 million and employee stock-based compensation costs increased $0.7 million.  Other R&D expense increased $2.0 million primarily due to patent fees and travel costs.

R&D expense for fiscal year 2013 was $235.2 million, an increase of $10.7 million or 5% over R&D expense of $224.5 million in fiscal year 2012.  The increase in R&D expense was primarily due to a $6.3 million increase in compensation costs due to increased headcount from the acquisition of Dust Networks ("Dust") that occurred at the end of the second quarter of fiscal 2012, annual salary increases and increases in related fringe benefit costs.  In addition, stock-based compensation costs increased $1.5 million and employee profit sharing increased $0.6 million.  Other R&D expense increased $2.3 million primarily due to $1.6 million in intangible asset amortization and retention bonus costs related to the Dust acquisition as well as an increase in mask costs of $0.6 million.

Selling general and administrative (“SG&A”) expense for fiscal year 2014 was $159.6 million, an increase of $8.2 million or 5% over SG&A expense of $151.4 million in fiscal year 2013.   The increase in SG&A expense was primarily due to a $4.8 million increase in compensation costs primarily due to annual salary increases, commission costs and increases in related fringe benefit costs. In addition, employee profit sharing increased $3.5 million and employee stock-based compensation increased $0.4 million.  These increases were partially offset by a $0.5 million decrease in other SG&A expenses primarily due to lower legal expenses.

SG&A expense for fiscal year 2013 was $151.4 million, an increase of $3.8 million or 3% over SG&A expense of $147.6 million in fiscal year 2012.   The increase in SG&A expense was primarily due to a $3.2 million increase in compensation costs primarily due to annual salary increases and increases in related fringe benefit costs. In addition, employee profit sharing increased $0.8 million and employee stock-based compensation increased $0.8 million.  Other SG&A expense decreased $1.0 million primarily due to lower legal expenses.

Interest expense for fiscal year 2014 was $41.2 million, a decrease of $7.1 million from $48.3 million in fiscal year 2013 due to the May 1, 2014 conversion of the Company's 3.00% Convertible Senior Notes (“Notes”). As a result of the conversion, holders of the Notes received the principal amount of $845.1 million in cash.  The remaining conversion premium was settled in shares of the Company’s common stock totaling approximately 2.9 million shares.  There was no gain or loss recognized as a result of the conversion.

Interest expense for fiscal year 2013 was $48.3 million, an increase of $0.8 million over $47.5 million in fiscal year 2012  primarily due to higher non-cash interest expense from the amortization of the discount on the Notes.

Interest and other income for fiscal year 2014 was $2.7 million, a decrease of $1.4 million or 34% from interest and other income of $4.1 million in fiscal year 2013.   Interest income decreased primarily due to a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balance and due to lower cash, cash equivalent and marketable securities balances as a result of the cash conversion of $845.1 million of the Notes on May 1, 2014.

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

The Company's effective income tax rate was 23.5% in fiscal year 2014 compared to 23.1% in fiscal year 2013.  The increase in the effective income tax rate from the prior year periods was primarily due to the expiration of the Federal Research and Development Tax Credit (“R&D Tax Credit”) that had occurred on December 31, 2013.  Accordingly, the annual effective tax rate for fiscal 2014 includes the benefit of the R&D Tax Credit for six months.  Excluding quarterly discrete tax adjustments, the Company estimates that its annual effective income tax rate for fiscal 2015 will be in the range of 25.5% to 26.5%.

The Company’s effective income tax rate was 23.1% in fiscal year 2013 compared to 25.7% in fiscal year 2012. The decrease in the effective tax rate from fiscal year 2012 to fiscal year 2013 was primarily due to discrete tax benefits recognized in the third quarter of fiscal year 2013.  During fiscal 2013, the Company's annual effective tax rate was positively impacted by the reinstatement of the federal R&D tax credit legislation commencing with the third quarter of fiscal 2013, which resulted in a discrete tax benefit of $4.5 million.  In addition, the Company recognized a $6.1 million discrete tax benefit in the third quarter primarily for the reversal of estimated liabilities for uncertain tax positions for the expiration of open tax years (i.e. fiscal years that are no longer subject to IRS audit).

The Company's effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday in Singapore through August 2019 and a partial tax holiday through July 2015 in Malaysia, which the Company expects to extend if certain conditions are met.  In addition, the Company receives tax benefits as a domestic manufacturer and from R&D tax credits when that benefit is in effect.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Annual Report on Form 10-K, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during a fiscal period, timely ramp-up of new facilities, the timely introduction of new processes and products; increases in costs associated with utilities, transportation and raw materials; currency fluctuations; the effects of adverse economic and financial conditions in the United States and throughout the world; and other factors described below and in “Item 1A – Risk Factors” section of this Annual Report on Form 10-K.

Quarterly revenues of $365.4 million for the fourth quarter of fiscal year 2014 increased $17.4 million or 5.0% sequentially over the third quarter of fiscal year 2014 due to increased revenues in each of the Company’s end-markets over the preceding sequential quarter led by the Industrial end-market. The Company maintained industry leading gross margin and operating margin, which increased to 76% and 47%, respectively.  During the fourth quarter the Company converted with internally generated funds its outstanding Notes with a principal value of $845.1 million, which led to lower interest expense for the period.

The Company believes it has good momentum heading into the new fiscal year and the book to bill ratio for the quarter was positive and improved over the previous quarter.  The Company is in a good position to grow in the core end-markets it serves and has the innovative products to take advantage of its positioning.  Historically, the Company’s first fiscal quarter is a seasonally weaker period, but given the current bookings levels and backlog the Company is currently forecasting revenue growth in its first quarter of fiscal year 2015 of 1% to 3% sequentially over the prior quarter which would be 8% to 11% on an annual basis over the same quarter in the prior fiscal year.

Liquidity and Capital Resources

At June 29, 2014, cash, cash equivalents and marketable securities totaled $1,012.8 million, a decrease of $512.0 million from the June 30, 2013 balance. The decrease was primarily due to the conversion of $845.1 million principal amount of the Company’s Notes on May 1, 2014; the payment of cash dividends of $255.3 million, representing $1.06 per share for fiscal year 2014; $81.8 million to purchase common stock, of which $54.3 million was used to purchase 1.3 million shares of the Company's common stock in the open market and $27.5 million was used to purchase 0.6 million shares to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards. Working capital at June 29, 2014 was $1,149.6 million.

The Company’s accounts receivable balance of $173.3 million at the end of fiscal year 2014 increased $28.0 million over the June 30, 2013 balance of $145.3 million. The increase is primarily due to higher shipments in the fourth quarter of fiscal year 2014 as compared to the fourth quarter of fiscal year 2013.  Inventory totaled $91.3 million at the end of the fourth quarter of fiscal year 2014, an increase of $4.1 million over the prior year fourth quarter balance.  The increase in inventory was primarily due to an increase in the Company's work in process inventory, primarily diebank. The Company maintains a relatively high quantity of diebank inventory, which are unpackaged integrated circuits in wafer form, to maintain low lead-times on customer orders.  Current deferred tax assets increased $46.3 million over the fourth quarter of fiscal year 2013. In the prior fiscal year deferred tax assets were netted against deferred tax liabilities arising from the Notes.  As a result of the conversion of the Notes on May 1, 2014 the Company’s related current deferred tax liabilities arising from the Notes were partially reclassified to income taxes payable and the balance was charged against additional paid-in capital as required.

Net property, plant and equipment decreased $11.4 million from the fourth quarter of fiscal year 2013 due to $49.1 million of depreciation expense offset by fixed assets additions of $37.7 million.  Fixed asset additions of $37.7 million were made primarily to increase production at the Company’s Singapore and Penang facilities.

Convertible Senior Notes-current portion decreased $826.6 million due to the conversion of the 3.00% Convertible Senior Notes on May 1, 2014.  As a result of the conversion, holders of the Notes received the principal amount of $845.1 million in cash.  The remaining conversion premium was settled in shares of the Company’s common stock totaling approximately 2.9 million shares.  There was no gain or loss recognized as a result of the conversion.

As of June 29, 2014, the Company has not provided for U.S. federal and state income taxes on approximately $852 million which pertain to a portion of the undistributed earnings of non-U.S. subsidiaries, since such earnings are considered permanently reinvested outside the United States. If in the future the Company decides to repatriate such foreign earnings, the Company would incur incremental U.S. federal and state income taxes.  However, the Company's intent is to keep these funds permanently reinvested outside of the United States and current plans do not demonstrate a need to repatriate them to fund U.S. operations.

In July 2014, the Company’s Board of Directors declared a cash dividend of $0.27 per share.  The $0.27 per share dividend will be paid on August 27, 2014 to stockholders of record on August 15, 2014.  The payment of future dividends will be based on financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities should be sufficient to meet its liquidity and capital expenditures for the foreseeable future.

On October 23, 2013, the Company entered into a $100.0 million credit agreement by and between the Company and Wells Fargo Bank, National Association (the “Credit Agreement”).  The Company entered into the Credit Agreement to enhance cash deployment flexibility in connection with the conversion of its Notes and potential onshore cash requirements post conversion.  Presently, the Company has not utilized the Credit Agreement. For further information on the credit facility see Note 8 of Notes to Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), which will supersede most existing revenue recognition guidance under current US General Accepted Accounting Principles (“GAAP”). The new standard will become effective for the first annual fiscal period beginning after December 15, 2016; accordingly, the standard is effective for the Company beginning in fiscal year 2018, with no option to early adopt under US GAAP.  The core principle of ASU No. 2014-09 is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 provides for one of the two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application.  The Company is currently evaluating the impact of ASU No. 2014-09 on its consolidated financial statements and which transition method to elect.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at  June 29, 2014 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

(In thousands)					Fiscal 2019 and
	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	thereafter
Operating lease obligations (1)	$2,762	$2,235	$1,154	$764	$1,535
$100.0 million Credit Agreement (2)	—	—	—	—	—
Total	$2,762	$2,235	$1,154	$764	$1,535

(1)

The Company leases some of its facilities under noncancelable operating leases that expire at various dates through fiscal 2057.  See Note 11 of Notes to Consolidated Financial Statement contained in this Form 10-K for additional information about operating leases.

(2)

During the second quarter of fiscal year 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association providing for a $100.0 million unsecured revolving line of credit.  Presently, the Company has not utilized the Credit Agreement.

Off-Balance Sheet Arrangements

As of June 29, 2014, the Company had no off-balance sheet financing arrangements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s cash equivalents and marketable securities are subject to market risk, primarily interest rate and credit risk.  The Company’s investments are managed by outside professional managers within investment guidelines set by the Company.  Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.  The Company does not use derivative financial instruments in its investment portfolio. Based upon the weighted average duration of the Company’s investments at June 29, 2014, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company’s investments totaling approximately $9.2 million.  However, because the Company’s debt securities are classified as available-for-sale, no gains or losses are recognized by the Company in its results of operations due to changes in interest rates unless such securities are sold prior to maturity.  These investments are reported at fair value with the related unrealized gains or losses reported in accumulated other comprehensive income, a component of stockholders’ deficit. The Company generally holds securities until maturity.

The Company’s sales outside the United States are transacted in U.S. dollars; accordingly, the Company’s sales are not generally impacted by foreign currency rate changes.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

THREE YEARS ENDED JUNE 29, 2014	2014	2013	2012
Revenues	$1,388,386	$1,282,236	$1,266,621
Cost of sales(1)	338,580	322,516	312,539
Gross profit	1,049,806	959,720	954,082
Expenses:
Research and development (1)	250,434	235,184	224,467
Selling, general and administrative(1)	159,642	151,382	147,579
Total operating expenses	410,076	386,566	372,046
Operating income	639,730	573,154	582,036
Interest expense(2)	(41,168)	(48,343)	(47,517)
Acquisition related costs	—	—	(3,195)
Interest income and other income	2,706	4,070	4,586
Income before income taxes	601,268	528,881	535,910
Provision for income taxes	141,307	121,956	137,799
Net income	$459,961	$406,925	$398,111
Basic earnings per share	$1.91	$1.72	$1.71
Shares used in the calculation of basic earnings per share	240,498	236,703	233,013
Diluted earnings per share	$1.90	$1.71	$1.70
Shares used in the calculation of diluted earnings per share	242,551	237,753	234,298
Cash dividends per share	$1.06	$1.02	$0.98

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$8,074	$7,912	$7,579
Research and development	37,624	36,904	35,389
Selling, general and administrative	19,430	19,049	18,257
(2) Amortization of debt discount (non-cash interest expense)	18,458	21,029	19,868

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

THREE YEARS ENDED JUNE 29, 2014	2014	2013	2012
Net income	$459,961	$406,925	$398,111
Other comprehensive income, net of tax:
Net changes in unrealized gains (losses) on available-for-sale securities	621	(431)	(965)
Total comprehensive income	$460,582	$406,494	$397,146

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

JUNE 29, 2014 AND JUNE 30, 2013	2014	2013
Assets
Current assets:
Cash and cash equivalents	$157,323	$126,650
Marketable securities	855,464	1,398,091
Accounts receivable, net of allowance for doubtful accounts of $1,653 ($1,891 in 2013)	173,340	145,274
Inventories:
Raw materials	10,544	9,348
Work-in-process	62,695	59,532
Finished goods	18,071	18,349
Total inventories	91,310	87,229
Deferred tax assets	46,294	—
Prepaid expenses and other current assets	40,982	36,646
Total current assets	1,364,713	1,793,890
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	237,809	235,748
Manufacturing and test equipment	681,071	651,194
Office furniture and equipment	6,028	5,494
	953,745	921,273
Accumulated depreciation and amortization	(676,665)	(632,807)
Net property, plant and equipment	277,080	288,466
Identified intangible assets, net and goodwill	13,785	15,985
Total noncurrent assets	290,865	304,451
Total assets	$1,655,578	$2,098,341
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,221	$10,258
Accrued payroll and related benefits	88,326	77,659
Deferred income on shipments to distributors	45,619	44,088
Income taxes payable	41,731	12,834
Other accrued liabilities	11,218	18,933
Convertible senior notes- current portion	—	826,629
Deferred tax liabilities- current portion	—	35,479
Total current liabilities	215,115	1,025,880
Deferred tax liabilities	67,999	48,026
Other long-term liabilities	41,095	42,527
Total liabilities	324,209	1,116,433
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 239,096 and 233,025 shares issued and outstanding at June 29, 2014 and June 30, 2013, respectively	239	233
Additional paid-in capital	1,947,767	1,736,496
Accumulated other comprehensive income, net of tax	355	(266)
Accumulated deficit	(616,992)	(754,555)
Total stockholders’ equity	1,331,369	981,908
Total liabilities and stockholders’ equity	$1,655,578	$2,098,341

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

THREE YEARS ENDED JUNE 29, 2014	2014	2013	2012
Cash flow from operating activities:
Net income	$459,961	$406,925	$398,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,255	55,366	55,934
Stock-based compensation	65,128	63,865	61,225
Amortization of convertible senior notes discount	18,458	21,029	19,868
Excess tax benefit from stock-based compensation	(11,038)	—	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(28,066)	7,816	17,290
Increase in inventories	(4,081)	(7,565)	(5,965)
Decrease (increase) in prepaid expenses, other current assets and deferred tax assets	1,464	(2,159)	12,001
Decrease in long-term assets	—	1,426	4,581
Increase (decrease) in accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	21,038	(4,727)	(24,905)
Increase (decrease) in deferred income on shipments to distributors	1,531	2,755	(6,254)
Increase in income taxes payable	20,777	19,203	33,333
Cash provided by operating activities	596,427	563,934	565,219

Cash flow from investing activities:
Purchase of marketable securities	(1,496,652)	(1,181,592)	(1,046,120)
Proceeds from sale and maturities of available-for-sale securities	2,039,216	772,968	707,791
Acquisition of Dust Networks, net of cash assumed	—	—	(23,365)
Purchase of property, plant and equipment	(37,669)	(17,640)	(35,731)
Cash provided by (used in) investing activities	504,895	(426,264)	(397,425)

Cash flow from financing activities:
Extiguishment of Convertible Senior Notes	(845,087)	—	—
Excess tax benefit from stock-based compensation	11,038	—	—
Issuance of common stock under employee stock plans	100,491	102,590	79,650
Purchase of common stock	(81,786)	(85,699)	(76,066)
Payment of cash dividends	(255,305)	(241,329)	(228,483)
Cash used in financing activities	(1,070,649)	(224,438)	(224,899)

Increase (Decrease) in cash and cash equivalents	30,673	(86,768)	(57,105)
Cash and cash equivalents, beginning of year	126,650	213,418	270,523
Cash and cash equivalents, end of year	$157,323	$126,650	$213,418

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$119,797	$99,720	$91,315
Cash paid for interest expense	$21,127	$25,485	$25,831

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share amounts)

THREE YEARS ENDED JUNE 29, 2014				Accumulated
	Common Stock			Other		Total
			Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income	Deficit	Equity
Balance at July 3, 2011	227,607	$227	$1,465,871	$1,130	$(961,617)	$505,611
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	4,908	5	79,645	—	—	79,650
Tax deficit from stock transactions	—	—	(2,575)	—	—	(2,575)
Purchase and retirement of common stock	(2,481)	(2)	(16,351)	—	(59,713)	(76,066)
Cash dividends - $0.98 per share		—	—	—	(228,483)	(228,483)
Stock-based compensation	—	—	61,225	—	—	61,225
Unrealized loss on available-for-sale investments, net of $628 tax effect	—	—	—	(965)	—	(965)
Net income	—	—	—	—	398,111	398,111
Balance at July 1, 2012	230,034	230	1,587,815	165	(851,702)	736,508
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	5,392	5	102,585	—	—	102,590
Tax deficit from stock transactions	—	—	(521)	—	—	(521)
Purchase and retirement of common stock	(2,401)	(2)	(17,248)	—	(68,449)	(85,699)
Cash dividends - $1.02 per share	—	—	—	—	(241,329)	(241,329)
Stock-based compensation	—	—	63,865	—	—	63,865
Unrealized loss on available-for-sale investments, net of $151 tax effect	—	—	—	(431)	—	(431)
Net income	—	—	—	—	406,925	406,925
Balance at June 30, 2013	233,025	233	1,736,496	(266)	(754,555)	981,908
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	5,059	5	100,483	—	—	100,488
Excess tax benefits from stock-based compensation	—	—	11,038	—	—	11,038
Purchase and retirement of common stock	(1,896)	(2)	(14,691)	—	(67,093)	(81,786)
Release of deferred tax liabilities as a result of the conversion of Convertible Senior Notes	—	—	49,313	—	—	49,313
Shares issued as conversion premium for the conversion of Convertible Senior Notes	2,908	3	—	—	—	3
Cash dividends - $1.06 per share	—	—	—	—	(255,305)	(255,305)
Stock-based compensation	—	—	65,128	—	—	65,128
Unrealized loss on available-for-sale investments, net of $201 tax effect	—	—	—	621	—	621
Net income	—	—	—	—	459,961	459,961
Balance at June 29, 2014	239,096	$239	$1,947,767	$355	$(616,992)	$1,331,369

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

Basis of Presentation

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30. Fiscal years 2014, 2013 and 2012 were 52-week years.

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

Investments with maturities over three months at the time of purchase are classified as marketable securities.  At June 29, 2014 and June 30, 2013, the Company’s marketable securities balance consisted primarily of debt securities in municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities.  The Company’s marketable securities are managed by outside professional managers within investment guidelines set by the Company.  The Company’s investment guidelines generally restrict the professional managers to high quality debt instruments with a credit rating of AAA.   Within the Company's investment policy there is a provision that allows the Company to hold AA+ securities under certain circumstances.  The Company’s investments in debt securities are classified as available-for-sale.  Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheets.  The Company classifies investments with maturities greater than twelve months as current as it considers all investments as a potential source of operating cash regardless of maturity date.  The cost of securities matured or sold is based on the specific identification method.

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

Arrow Electronics Inc. (“Arrow”), the Company’s largest distributor, distributes the Company’s products worldwide.  Arrow is one of the largest distributors of electronic components in the world with revenues of $21.4 billion in their December 2013 fiscal year-end.  Arrow's global components business segment covers the world's largest electronics markets - the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific regions.  As of June 29, 2014 and June 30, 2013, Arrow worldwide accounted for 38% and 36% of the Company’s total net accounts receivable, respectively.  Arrow worldwide accounted for 31%,  31% and 29% of the Company’s worldwide net revenues in fiscal 2014, 2013 and 2012, respectively.  As of June 29, 2014 and June 30, 2013, Arrow domestic accounted for 10% and 13% of the Company’s total net accounts receivable, respectively.  Arrow domestic accounted for 12%,  13% and 13% of the Company’s worldwide net revenues in fiscal 2014, 2013 and 2012, respectively.  Arrow, like the Company’s other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company's products.

No end customer accounted for more than 10% of the Company’s worldwide net revenues for any of the periods presented.

The Company’s assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations.  However, the Company’s foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk.  For the three years ended June 29, 2014, the Company did not utilize derivative instruments to hedge foreign currency risk or for any other purpose.  Gains and losses resulting from foreign currency fluctuations are recognized in income.

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

Property, Plant and Equipment and Other Non-Current Assets

Depreciation for property, plant and equipment is provided using the straight-line method over the estimated useful lives of the assets  (5-10 years for equipment and 10-30 years for buildings and building improvements).  Leasehold improvements are amortized over the shorter of the asset’s useful life or the expected term of the lease.  Depreciation expense for fiscal years 2014, 2013, and 2012 was $49.1 million, $49.4 million and $48.5 million, respectively.

Other non-current assets principally relate to intangible assets totaling $11.6 million and goodwill totaling $2.2 million.  Intangible assets are amortized over their estimated useful lives of 5 to 10 years using the straight-line method of amortization.

The Company performs reviews of its long-lived assets for impairment whenever events or changes in circumstance indicate the carrying value may not be recoverable or that the useful life is shorter than originally estimated.

Long-lived assets by geographic area were as follows, net of accumulated depreciation:

	June 29,	June 30,
In thousands	2014	2013
United States	$187,900	$208,971
Malaysia	54,539	56,889
Singapore	48,426	38,591
Total long-lived assets	$290,865	$304,451

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. During fiscal year 2014, the Company performed a qualitative assessment to test goodwill for impairment. Based on the qualitative assessment, if the Company determines that the fair value of a reporting unit is more likely than not (i.e. a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  The Company generally determines the fair value of the Company’s reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.  No impairment charges were recorded associated with the Company's goodwill and intangible assets for any of the periods presented.

Advertising Expense

The Company expenses advertising costs in the period in which they occur. Advertising expenses for fiscal years 2014, 2013, and 2012 were approximately $5.5 million,  $5.4 million and $5.1 million, respectively.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  The Company recognized approximately 15% of net revenues in fiscal year 2014 from North American (“domestic”) distributors.  Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 3%-5% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor’s purchase price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  “Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor, however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors. These price rebates that have been remitted back to distributors have ranged from $2.7 million to $4.2 million per quarter.  The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product to the end customers.

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

Stock-Based Compensation

The Company has equity incentive plans, which are described more fully in “Note 2: Stock-Based Compensation.”  Stock-based compensation is measured at the grant date, based on the fair value of the award.  The Company's equity awards granted in fiscal years 2014 and 2013 were restricted stock awards. Stock-based compensation cost for restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options as determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term and stock price volatility to determine the fair value of a stock option.  The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.  The Company amortizes restricted stock and stock option award compensation cost straight-line over the awards vesting period, which is generally 5 years.

Income Taxes

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in the authoritative accounting literature. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  See “Note 11. Income Taxes” for further information.

Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock and unvested restricted stock outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, unvested restricted stock, the dilutive effect of stock options, calculated using the treasury stock method and the dilutive effect of the conversion premium related to the Notes.  The dilutive effect of stock options for fiscal years 2014, 2013, and 2012 was 1,173,000,  1,050,000, and 1,285,000 shares, respectively.  There were no out-of-the-money stock options that had to be excluded from the weighted average diluted common shares outstanding for fiscal year 2014.  The weighted average diluted common shares outstanding for fiscal years 2013, and 2012 excludes the effect of approximately 4,391,000, and 7,929,000 stock options, respectively, that if included would be anti-dilutive.

The Company included the dilutive effect of 879,000 shares for the conversion premium related to the Notes in the calculation of diluted earnings per common share because the average-per-share market price of the Company's common stock was above the conversion price during the fiscal year prior to the conversion on May 1, 2014.  The conversion premium was not included in the calculation of diluted earnings per common share in the prior fiscal year periods because the average-per-share market price in each year was below the conversion prices during these periods.

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

Export sales by geographic area in fiscal years 2014, 2013, and 2012 were as follows:

	June 29,	June 30,	July 1,
In thousands	2014	2013	2012
Europe	$267,219	$235,300	$243,183
Japan	222,792	190,400	204,478
Rest of the world	520,322	486,800	452,468
Total export sales	$1,010,333	$912,500	$900,129

Recently Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), which will supersede most existing revenue recognition guidance under current US General Accepted Accounting Principles (“GAAP”). The new standard will become effective for the first annual fiscal period beginning after December 15, 2016; accordingly, the standard is effective for the Company beginning in fiscal year 2018, with no option to early adopt under US GAAP.  The core principle of ASU No. 2014-09 is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 provides for one of the two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application.  The Company is currently evaluating the impact of ASU No. 2014-09 on its consolidated financial statements and which transition method to elect.

Note 2.  Stock-Based Compensation

Equity Incentive Plans

The Company has two equity incentive plans (2005 Equity Incentive Plan and 2010 Equity Incentive Plan) under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares and Performance Units.  Under the plans, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options, Restricted Stock and Restricted Stock Units.  At June 29, 2014, 18.4 million shares were available for grant under the plans.  Over the past four years the Company has only granted restricted stock and restricted stock units.   The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Stock options generally become exercisable over a five-year period (generally 10% every six months) and expire seven years after the grant.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At June 29, 2014, 0.8 million shares were available for issuance under the ESPP.  During fiscal year 2014, 0.2 million shares were issued at a weighted-average price of $35.46 per share.

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

As of June 29, 2014 there was approximately $173.8 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the fiscal year ended June 29, 2014, 3.0 million stock options were exercised for a gain (aggregate intrinsic value) of $37.8 million determined as of the date of option exercise.

Stock Options

The following table summarizes the stock option activity and related information under all stock option plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Options	Exercise	Contract	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding options, July 3, 2011	17,543,589	$31.38
Granted	—	—
Forfeited and expired	(3,590,390)	37.31
Exercised	(2,872,339)	24.96
Outstanding options, July 1, 2012	11,080,860	$31.12
Granted	—	—
Forfeited and expired	(1,028,250)	37.28
Exercised	(3,316,280)	28.42
Outstanding options, June 30, 2013	6,736,330	$31.51
Granted	—	—
Forfeited and expired	(1,915,375)	41.19
Exercised	(3,010,856)	30.44
Outstanding options, June 29, 2014	1,810,099	$23.05	1.52	$42,764,840
Vested and expected to vest at June 29, 2014	1,810,094	$23.05	1.52	$42,764,759
Options vested and exercisable at:
July 1, 2012	8,613,560	33.52
June 30, 2013	5,529,186	33.42
June 29, 2014	1,809,099	23.05	1.52	$42,747,870

The following table sets forth certain information with respect to employee stock options outstanding and exercisable at June 29, 2014:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Stock Options	Exercise	Contractual	Stock Options	Exercise
Range of Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price
$22.74-$22.74	1,767,099	$22.74	1.55	1,767,099	$22.74
$29.71-$29.71	1,000	29.71	2.55	—	—
$36.12-$36.12	42,000	36.12	0.25	42,000	36.12
$22.74-$36.12	1,810,099	$23.05	1.52	1,809,099	$23.05

Restricted Awards

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

		Weighted-
	Restricted Awards	Average Grant-
	Outstanding	Date Fair Value
Non-vested at July 3, 2011	5,202,056	$30.37
Granted	2,065,806	31.30
Vested	(1,755,210)	30.53
Forfeited	(114,644)	30.41
Non-vested at July 1, 2012	5,398,008	$30.67
Granted	2,190,049	32.81
Vested	(1,779,799)	30.54
Forfeited	(139,985)	30.80
Non-vested at June 30, 2013	5,668,273	$31.54
Granted	2,367,730	43.49
Vested	(1,789,488)	30.37
Forfeited	(129,428)	33.36
Non-vested at June 29, 2014	6,117,087	$36.46

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

The Company's Level 1 assets consist of investments in money-market funds and United States Treasury securities that are actively traded.  The Company's Level 2 assets consist of municipal bonds, obligations of U.S. government-sponsored enterprises, corporate debt and commercial paper that are less actively traded in the market, but where quoted market prices exist for similar instruments that are actively traded.  The Company determines the fair value of its Level 2 assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter.  The Company had no Level 3 assets in fiscal years 2014 and 2013.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 29, 2014:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury
securities and money-market funds	$443,635	$—	$443,635
Investments in municipal bonds,
obligations of U.S. government-	—	446,931	446,931
sponsored enterprises and commercial paper
Total assets measured at fair value	$443,635	$446,931	$890,566

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 30, 2013:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury
securities and money-market funds	$433,301	$—	$433,301
Investments in municipal bonds,
obligations of U.S. government-	—	1,004,055	1,004,055
sponsored enterprises and commercial paper
Total assets measured at fair value	$433,301	$1,004,055	$1,437,356

Note 4.  Marketable Securities

The following is a summary of cash equivalents and marketable securities at June 29, 2014 and June 30, 2013:

	June 29, 2014
	Amortized	Unrealized	Unrealized
In thousands	Cost	Gain	(Loss) (1)	Fair Value
U.S. Treasury securities	$426,777	$455	$(2)	$427,230
Obligations of U.S. government-sponsored enterprises	133,131	46	(2)	133,175
Municipal bonds	60,267	49	(4)	60,312
Corporate debt securities and other	253,429	18	(3)	253,444
Money market funds	16,405	—	—	16,405
Total	$890,009	$568	$(11)	$890,566
Amounts included in:
Cash equivalents	$35,102	$—	$—	$35,102
Marketable securities	854,907	568	(11)	855,464
Total	$890,009	$568	$(11)	$890,566

	June 30, 2013

	Amortized	Unrealized	Unrealized
In thousands	Cost	Gain	(Loss) (1)	Fair Value
U.S. Treasury securities	$423,090	$247	$(2)	$423,335
Obligations of U.S. government-sponsored enterprises	120,420	100	(3)	120,517
Municipal bonds	674,004	319	(64)	674,259
Corporate debt securities and other	209,257	26	(4)	209,279
Money market funds	9,966	—	—	9,966
Total	$1,436,737	$692	$(73)	$1,437,356
Amounts included in:
Cash equivalents	$39,265	$—	$—	$39,265
Marketable securities	1,397,472	692	(73)	1,398,091
Total	$1,436,737	$692	$(73)	$1,437,356

(1) The Company evaluated the nature of the investments with a loss position at June 29, 2014 and June 30, 2013, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary.  The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of June 29, 2014 and June 30, 2013.

The estimated fair value of investments in debt securities by effective maturity date, is as follows:

	June 29,	June 30,
In thousands	2014	2013
Due in one year or less	$470,453	$1,349,531
Due after one year through three years	385,011	48,560
Total	$855,464	$1,398,091

Note 5.  Acquisition

On December 20, 2011, the Company acquired 100% of the outstanding stock of privately held Dust Networks ("Dust") of Hayward, California, a provider of low power wireless sensor network technology.  The acquisition of Dust enables the Company to offer a complete high performance wireless sensor networking solution. Dust's low power radio and software technology complements the Company's strengths in industrial instrumentation, power management and energy harvesting technology.  The consideration associated with the acquisition was approximately $25.2 million including $1.7 million for Dust acquisition expenses that were expensed immediately.  The Company paid additional consideration over the subsequent two year period of approximately $2.8 million in cash, to certain acquired key employees.

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

Note 6.  Goodwill and Intangible Assets

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable.  The Company expects that none of the goodwill will be deductible for tax purposes.  The goodwill balance of $2.2 million at June 29, 2014 is attributable to the acquisition of Dust Networks ("Dust") in fiscal year 2012.  There were no changes to the goodwill balance for the year ended June 29, 2014.

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

The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 6.4 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years

Intangible assets consisted of the following:

In thousands	June 29, 2014

		Accumulated
	Original Cost	Amortization	Net
Intellectual property	$13,100	$(4,500)	$8,600
Customer relationships	4,000	(1,000)	3,000
Total intangible assets	$17,100	$(5,500)	$11,600

In thousands	June 30, 2013

		Accumulated
	Original Cost	Amortization	Net
Intellectual property	$13,100	$(2,700)	$10,400
Customer relationships	4,000	(600)	3,400
Total intangible assets	$17,100	$(3,300)	$13,800

Amortization expense associated with intangible assets for fiscal year 2014, 2013, and 2012 was $2.2 million, $6.0 million and $6.8 million, respectively.  Amortization expense for intangible assets is estimated to be $2.2 million in fiscal year 2015, $2.2 million in fiscal year 2016, $1.7 million in fiscal year 2017, $1.2 million in fiscal year 2018, $1.2 million in fiscal year 2019 and $3.1 million thereafter.

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

The Company redeemed for cash $395.8 million (the remaining principal amount) of its 2027B notes in fiscal 2011 using a portion of its existing cash and marketable securities balances.  On May 1, 2014 the Company executed the conversion of the remaining principal amount of $845.1 million of its 2027A notes.  On such date, each $1,000 principal amount of the 2027A notes was convertible at a rate of 24.582 shares (which is equivalent to a conversion price of approximately $40.68 per share) of the Company’s common stock.  The first $1,000 in conversion value of $845.1 million was paid in cash and the remaining conversion premium of $138.9 million was settled in common stock, as provided in the Indenture for the 2027A Notes. As a result of the conversion, holders of the 2027A notes received the principal amount of $845.1 million in cash and the remaining conversion premium was settled in shares of the Company’s common stock totaling approximately 2.9 million shares.  There was no gain or loss recognized as a result of the conversion.

The 2027A notes paid cash interest of 3.00% semiannually in arrears on May 1 and November 1.  In accordance with the provisions of ASC 470-20-10 to 35, the Company recognized an effective interest rate of 5.69% on the carrying value of the 2027A notes. The effective rate is based on the interest rates of similar instruments issued at the time of issuance of the 2027A notes that do not have conversion features such as the 2027A notes.  The difference between the effective interest rate of 5.69% and the coupon rate of 3.00%, results in non-cash interest expense that will never be paid by the Company.

Prior to the conversion, interest expense related to the Notes included in interest expense on the condensed consolidated statements of income for fiscal years 2014, 2013, and 2012 was as follows:

In thousands	June 29,	June 30,	July 1,
	2014	2013	2012
Contractual coupon interest	$21,127	$25,353	$25,353
Amortization of debt discount	18,458	21,029	19,868
Amortization of debt issuance costs	1,583	1,898	1,898
Total interest expense related to the Notes	$41,168	$48,280	$47,119

Note 8.  Credit Facility

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

Note 9.  Stockholders’ Equity

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

Shares repurchased in fiscal years 2014, 2013, and 2012 are as follows:

In thousands	June 29,	June 30,	July 1,
	2014	2013	2012
Number of shares of common stock repurchased	1,896	2,401	2,481
Total cost of repurchase	$81,786	$85,699	$76,066

Dividends

On July 23, 2014 the Company’s Board of Directors approved a cash dividend of $0.27 per share which is payable on August 27, 2014 to stockholders of record on August 15, 2014.  During fiscal year 2014, the Company paid $255.3 million in dividends representing $1.06 per share.  The payment of future dividends will be based on quarterly financial performance.

Note 10.  Retirement Plan

The Company has established a 401(k) retirement plan for its qualified U.S. employees.  Under the plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.  The Company contributes to qualified U.S. employees’ 401(k) accounts as part of the Company’s semi-annual profit sharing payouts.  Contributions made by the Company within the fiscal year to this plan were approximately $9.7 million, $9.4 million and $10.6 million in fiscal years 2014, 2013, and 2012, respectively.

Note 11.  Income Taxes

The components of income before income taxes for fiscal years 2014, 2013, and 2012 are as follows:

In thousands	June 29,	June 30,	July 1,
	2014	2013	2012
United States operations	$364,275	$334,693	$390,619

Foreign operations	236,993	194,188	145,291
	$601,268	$528,881	$535,910

The provision for income taxes for fiscal years 2014, 2013, and 2012 consists of the following:

In thousands	June 29,	June 30,	July 1,
	2014	2013	2012
United States federal:
Current	$153,396	$91,308	$102,097
Deferred	(11,706)	23,590	29,387
	141,690	114,898	131,484
State:
Current	(4,207)	2,058	2,265
Deferred	(392)	130	41
	(4,599)	2,188	2,306
Foreign:
Current	3,986	5,014	4,734
Deferred	230	(144)	(725)
	4,216	4,870	4,009
	$141,307	$121,956	$137,799

The provision for income taxes reconciles to the amount computed by applying the statutory U.S. Federal rate at 35% to income before income taxes for fiscal years 2014, 2013, and 2012 are as follows:

In thousands	June 29,	June 30,	July 1,
	2014	2013	2012
Tax at U.S. statutory rate	$210,443	$185,108	$187,569
State income taxes, net of federal benefit	(2,989)	1,422	1,485
Earnings of foreign subsidiaries subject to lower rates	(49,149)	(40,526)	(38,931)
Domestic manufacturing deduction	(13,342)	(12,833)	(10,641)
Research and development credit	(6,378)	(14,506)	(6,944)
Other	2,722	3,291	5,261
	$141,307	$121,956	$137,799

The tax benefits (charges) attributable to equity-based compensation transactions that were applied to additional paid-in capital were $11.0 million,  $(0.5) million and $ (2.6) million, for fiscal 2014, 2013, and 2012, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities recorded in the balance sheet as of June 29, 2014 and June 30, 2013 are as follows:

In thousands	June 29,	June 30,
	2014	2013
Deferred tax assets:
Loss carryforwards	$5,979	$6,887
Credit carryforwards	13,663	8,993
Inventory valuation	19,601	20,697
Deferred income on shipments to distributors	15,827	15,284
Stock-based compensation	12,496	19,178
Accrued compensation and benefits	7,517	7,120
Other	2,581	3,222
Valuation allowance	(13,663)	(8,993)
Total deferred tax assets	64,001	72,388
Deferred tax liabilities:
Depreciation and amortization	$9,469	$13,845
Unremitted earnings of subsidiaries	72,748	58,951
Convertible senior notes	—	81,929
Other	3,489	1,168
Total deferred tax liabilities	85,706	155,893
Net deferred tax liabilities	$(21,705)	$(83,505)

The Company has  state tax credit carryforwards of $13.7 million, that do not expire.  The Company has provided a valuation allowance of $(13.7) million on state tax credit carryforwards which are not likely to be utilized.

The Company has a partial tax holiday in Singapore whereby the local statutory rate is significantly reduced.  The tax holiday is effective through August 2019, if certain conditions are met.  The Company has obtained a partial tax holiday in Malaysia, which is effective through July 2015.  The Company currently expects to extend the Malaysia tax holiday.

The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $22.6 million ($0.09 per diluted share) in fiscal year 2014, $18.9 million ($0.08 per diluted share) in fiscal year 2013, and $18.0 million ($0.08 per diluted share) in fiscal year 2012.  The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysian subsidiaries, as it is the Company's intention to permanently invest these earnings overseas.  Should these earnings be remitted to the U.S. parent, additional U.S. taxable income would be approximately $852.2 million.  Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are permanently reinvested is not practicable.

At June 29, 2014, the Company had $29.4 million of unrecognized tax benefits, of which $10.6 million if recognized, would favorably impact the effective income tax rate in future periods.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Income tax expense for fiscal year 2014 includes accrued interest on unrecognized tax benefits totaling $0.8 million.  At June 29, 2014, the total amount of interest on unrecognized tax benefits is $2.0 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	Unrecognized
Tax Benefits
Balance at July 1, 2012	$30,230
Net additions for current year tax positions	6,808
Net additions for prior year tax positions	1,053
Settlements	—
Lapse in statute of limitations	(7,538)
Balance at June 30, 2013	30,553
Net additions for current year tax positions	6,012
Net additions for prior year tax positions	972
Settlements	(2,215)
Lapse in statute of limitations	(5,879)
Balance at June 29, 2014	$29,443

The Company estimates that it is reasonably possible that the liability for gross unrecognized tax benefits could decrease up to $8.1 million within the next 12 months.  These changes could occur as a result of expiration of various statutes of limitations.

During fiscal year 2014 the Company had $6.4 million of discrete tax benefits that positively impacted the effective tax rate, related primarily to the reversal of estimated tax liabilities for uncertain tax positions as a result of the expiration of open tax years.

Note 12.  Commitments and Contingencies

Contractual Obligations

The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period.  In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities.

At June 29, 2014, future minimum lease payments under non-cancelable operating leases and land leases having an initial term in excess of one year were as follows: fiscal year 2015: $2.8 million; fiscal year 2016: $2.2 million; fiscal year 2017: $1.2 million; fiscal year 2018: $0.8 million, fiscal year 2019: $0.5 million and thereafter: $1.0 million.

Total rent expense was $3.7 million, $4.1 million, and $4.1 million in fiscal years 2014, 2013, and 2012, respectively.

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

Note 13.  Quarterly Information (Unaudited)

In thousands, except per share amounts	June 29,	March 30,	December 29,	September 29,
Quarter Ended Fiscal Year 2014	2014	2014	2013	2013
Revenues	$365,428	$348,006	$334,595	$340,357
Gross profit	277,849	263,527	252,074	256,356
Net income	129,735	117,607	104,751	107,868
Basic earnings per share	0.53	0.49	0.44	0.45
Diluted earnings per share	0.53	0.48	0.44	0.45
Cash dividends per share	0.27	0.27	0.26	0.26
Stock price range per share:
High	50.43	48.68	45.38	40.98
Low	44.23	43.36	38.70	36.75

In thousands, except per share amounts	June 30,	March 31,	December 30,	September 30,
Quarter Ended Fiscal Year 2013	2013	2013	2012	2012
Revenues	$327,265	$314,542	$305,281	$335,148
Gross profit	245,951	235,283	227,096	251,390
Net income	101,941	110,968	88,834	105,182
Basic earnings per share	0.43	0.47	0.38	0.45
Diluted earnings per share	0.43	0.46	0.38	0.45
Cash dividends per share	0.26	—	0.51	0.25
Stock price range per share:
High	38.38	38.58	34.46	33.67
Low	34.61	34.30	31.00	29.66

The stock activity in the above table is based on the high and low closing prices.  These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.  The Company's common stock is traded on the NASDAQ Global Market under the symbol LLTC.

At June 29, 2014 there were approximately 1,664 stockholders of record.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of June 29, 2014 and June 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended June 29, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation as of June 29, 2014 and June 30, 2013, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 29, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Linear Technology Corporation's internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

August 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Linear Technology Corporation

We have audited Linear Technology Corporation's internal control over financial reporting as of June 29, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Linear Technology Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Linear Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of June 29, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Linear Technology Corporation  as of June 29, 2014 and June 30, 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity  and cash flows for each of the three fiscal years in the period ended June 29, 2014 of Linear Technology Corporation and our report dated August 20, 2014 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

San Jose, California

August 20, 2014

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

The Company's management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of June 29, 2014.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company's disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 29, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 29, 2014.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework (1992 framework). Based on its assessment of internal control over financial reporting, management has concluded that, as of June 29, 2014, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 29, 2014 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for the Company’s directors is incorporated herein by reference to the 2014 Proxy Statement, under the caption  “Proposal One - Election of Directors,” and for the executive officers of the Company, the information is included in Part I hereof under the caption  “Executive Officers of the Registrant.”  The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2014 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated by reference to the 2014 Proxy Statement, under the section titled “Executive Compensation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the 2014 Proxy Statement, under the section titled “Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the 2014 Proxy Statement, under the section titled “Fees Paid To Ernst & Young LLP.”

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.   Financial Statements

The following consolidated financial statements are included in Item 8:

2.     Schedules

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Allowance for doubtful accounts:
July 1, 2012	$2,043	$—	$8	$2,035
June 30, 2013	$2,035	$—	$144	$1,891
June 29, 2014	$1,891	$—	$238	$1,653

Schedules other than the schedule listed above have been omitted since they are either not required or the information is included elsewhere.

3.     Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(c)     Exhibit Index

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

3.1	Certificate of Incorporation of Registrant. (6)

3.4	Amended and Restated Bylaws of Registrant. (10)

4.1	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.00% Convertible Senior Notes due May 1, 2027. (13)

4.2	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.125% Convertible Senior Notes Due May 1, 2027. (13)

10.10	Credit Agreement, dated as of October 23, 2013, by and between Linear Technology Corporation and Wells Fargo Bank, National Association. (15)

10.20	Revolving Line of Credit Note, dated as of October 23, 2013, issued by Linear Technology Corporation to Wells Fargo Bank, National Association. (15)

10.36	Form of Indemnification Agreement. (6)

10.45	Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(2)

10.46	Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (3)

10.47	1996 Incentive Stock Option Plan and form of Nonstatutory Stock Option Agreement.(*) (4)

10.48	2009 Executive Bonus Plan, as amended July 20, 2010. (*) (5)

10.49	2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement. (*)(8)

10.50	Third Amended and Restated Employment Agreement between Registrant and Robert H. Swanson, Jr. dated December 18, 2012. (*) (11)

10.51	Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (7)

10.52	Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin. (*) (7)

10.53	2005 Equity Incentive Plan, form of Stock Option Agreement, form of Restricted Stock Agreement, and form of Restricted Stock Unit Agreement. (*) (12)

10.54	2005 Employee Stock Purchase Plan and enrollment form. (*) (9)

10.55	Registration Rights Agreement dated April 24, 2007 for 3.00% Convertible Senior Notes Due May 1, 2027. (13)

10.56	Registration Rights Agreement dated April 24, 2007 for 3.125% Convertible Senior Notes Due May 1, 2027. (13)

10.57	Employment Agreement dated August 11, 2009 between the Registrant and Lothar Maier. (*) (1)

10.58	2010 Equity Incentive Plan. (14)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Lothar Maier and Paul Coghlan Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4) Incorporated by reference to Exhibits 4.1 and 4.2 of the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 30, 1999.

(5) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

(6) Incorporated by reference to identically numbered exhibit filed in response Item 14(a)(3) “Exhibits” of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 1, 2001.

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

(9) Incorporated by reference to the Registrant’s Statement on Form S-8 filed with the Securities and Exchange Commission on September 30, 2005.

(10) Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2006.

(11) Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012.

(12) Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.

(13) Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007.

(14) Incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed on September 15, 2010.

(15) Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 23, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAR TECHNOLOGY CORPORATION

(Registrant)

By: /s/ Lothar Maier

Lothar Maier

Chief Executive Officer

August 20, 2014

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

/s/ Lothar Maier	/s/ Paul Coghlan
Lothar Maier	Paul Coghlan
Chief Executive Officer (Principal	Vice President of Finance and Chief
Executive Officer)	Financial Officer (Principal Financial
August 20, 2014	Officer and Principal Accounting Officer)
August 20, 2014

/s/ Robert H. Swanson, Jr.	/s/ Thomas S. Volpe
Robert H. Swanson, Jr.	Thomas S. Volpe
Executive Chairman of the Board	Director
August 20, 2014	August 20, 2014

/s/ David S. Lee	/s/ Richard M. Moley
David S. Lee	Richard M. Moley
Director	Director
August 20, 2014	August 20, 2014

/s/ Arthur Agnos	/s/ John Gordon
Arthur C. Agnos	John J. Gordon
Director	Director
August 20, 2014	August 20, 2014