Form 10-Q
period 2014-09-28
LINEAR TECHNOLOGY CORP /CA/
filed 2014-11-06
CIK 791907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding at October 24, 2014
Common Stock, $0.001 par value per share	238,531,669 shares

LINEAR TECHNOLOGY CORPORATION

FORM 10-Q

THREE MONTHS ENDED SEPTEMBER 28, 2014

Item 1.Financial Statements

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 28,	September 29,
	2014	2013
Revenues	$371,060	$340,357
Cost of sales(1)	89,007	84,001
Gross profit	282,053	256,356
Expenses:
Research and development (1)	65,600	61,512
Selling, general and administrative(1)	42,089	38,678
Total operating expenses	107,689	100,190
Operating income	174,364	156,166
Interest expense(2)	—	(12,259)
Interest income and other income	581	882
Income before income taxes	174,945	144,789
Provision for income taxes	45,486	36,921
Net income	$129,459	$107,868
Basic earnings per share	$0.53	$0.45
Shares used in the calculation of basic earnings per share	244,145	238,146
Diluted earnings per share	$0.53	$0.45
Shares used in the calculation of diluted earnings per share	244,801	239,328
Cash dividends per share	$0.27	$0.26

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$2,100	$1,964
Research and development	9,791	9,162
Selling, general and administrative	5,056	4,730
(2) Amortization of debt discount (non-cash interest expense)	—	5,446

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended
	September 28,	September 29,
	2014	2013
Net income	$129,459	$107,868
Other comprehensive income, net of tax:
Net changes in unrealized (losses) gains on available-for-sale securities	(197)	319
Total comprehensive income	$129,262	$108,187

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 28,	June 29,
	2014	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,056	$157,323
Marketable securities	881,587	855,464
Accounts receivable, net of allowance for doubtful accounts of $1,653 ($1,653 at June 29, 2014)	175,494	173,340
Inventories:
Raw materials	11,350	10,544
Work-in-process	65,312	62,695
Finished goods	20,980	18,071
Total inventories	97,642	91,310
Deferred tax assets	46,446	46,294
Prepaid expenses and other current assets	40,470	40,982
Total current assets	1,387,695	1,364,713
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	238,809	237,809
Manufacturing and test equipment	706,531	681,071
Office furniture and equipment	6,236	6,028
	980,413	953,745
Accumulated depreciation and amortization	(689,080)	(676,665)
Net property, plant and equipment	291,333	277,080
Identified intangible assets, net and goodwill	13,235	13,785
Total noncurrent assets	304,568	290,865
Total assets	$1,692,263	$1,655,578
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,037	$28,221
Accrued payroll and related benefits	66,942	88,326
Deferred income on shipments to distributors	46,705	45,619
Income taxes payable	45,237	41,731
Other accrued liabilities	13,227	11,218

Total current liabilities	199,148	215,115
Deferred tax liabilities	68,250	67,999
Other long-term liabilities	41,587	41,095
Total liabilities	308,985	324,209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 238,944 and 239,096 shares issued and outstanding at September 28, 2014 and June 29, 2014, respectively	239	239
Additional paid-in capital	1,963,967	1,947,767
Accumulated other comprehensive income, net of tax	158	355
Accumulated deficit	(581,086)	(616,992)
Total stockholders’ equity	1,383,278	1,331,369
Total liabilities and stockholders’ equity	$1,692,263	$1,655,578

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 28,	September 29,
	2014	2013
Cash flow from operating activities:
Net income	$129,459	$107,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,214	12,835
Stock-based compensation	16,947	15,856
Amortization of convertible senior notes discount	—	5,446
Excess tax benefit from stock-based compensation	(2,202)	(1,529)
Change in operating assets and liabilities:
Increase in accounts receivable	(2,154)	(36,912)
(Increase) decrease in inventories	(6,332)	233
Decrease in prepaid expenses, other current assets and deferred tax assets	511	4,255
Decrease in accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	(20,304)	(12,373)
Increase (decrease) in deferred income on shipments to distributors	1,086	(1,843)
Increase in income taxes payable	6,151	28,362
Cash provided by operating activities	136,376	122,198

Cash flow from investing activities:
Purchase of marketable securities	(219,215)	(261,440)
Proceeds from sale and maturities of available-for-sale securities	192,789	344,992
Purchase of property, plant and equipment	(26,917)	(3,888)
Cash (used in) provided by investing activities	(53,343)	79,664

Cash flow from financing activities:
Excess tax benefit from stock-based compensation	2,202	1,529
Issuance of common stock under employee stock plans	3,323	21,655
Purchase of common stock	(34,086)	(14,671)
Payment of cash dividends	(65,739)	(62,059)
Cash used in financing activities	(94,300)	(53,546)

(Decrease) increase in cash and cash equivalents	(11,267)	148,316
Cash and cash equivalents, beginning of year	157,323	126,650
Cash and cash equivalents, end of year	$146,056	$274,966

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature.  The results for the three month period ended September 28, 2014 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 29, 2014 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 29, 2014 has been derived from those audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During the first quarter of fiscal year 2015, the Company recognized approximately 15% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor revenue transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At September 28, 2014, the Company had approximately $58.3 million of deferred revenue and $11.6 million of deferred cost of sales recognized as $46.7 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $2.7 million to $4.4 million per quarter.

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

2. Fiscal Period

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30.  Fiscal years 2015 and 2014 are 52-week years.

3. Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock and unvested restricted stock outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding and the dilutive effect of stock options using the treasury stock method.  The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share:

	Three Months Ended
	September 28,	September 29,
In thousands, except per share amounts	2014	2013
Numerator-net income	$129,459	$107,868
Denominator for basic earnings
per share-weighted average shares	244,145	238,146
Effect of dilutive securities-
employee stock options	656	1,182
Denominator for diluted earnings
per share	244,801	239,328
Basic earnings per share	$0.53	$0.45
Diluted earnings per share	$0.53	$0.45

For the quarter ended September 28, 2014, there were no out-of-the-money stock options that had to be excluded from the weighted average diluted common shares outstanding.  The weighted average diluted common shares outstanding for the quarter ended September 29, 2013 excludes the effect of 2.1 million out-of-the-money stock options, that if included would be anti-dilutive.

4.Fair Value

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 28, 2014:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury
securities and money-market funds	$469,820	$—	$469,820
Investments in municipal bonds,
obligations of U.S. government-	—	488,608	488,608
sponsored enterprises and commercial paper
Total assets measured at fair value	$469,820	$488,608	$958,428

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

5.Marketable Securities

The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AA+ to AAA.  The following is a summary of cash equivalents and marketable securities at September 28, 2014 and June 29, 2014:

	September 28, 2014
	Amortized	Unrealized	Unrealized
In thousands	Cost	Gain	(Loss) (1)	Fair Value
U.S. Treasury securities	$437,160	$307	$(46)	$437,421
Obligations of U.S. government-sponsored enterprises	147,937	35	(57)	147,915
Municipal bonds	77,472	48	(10)	77,510
Corporate debt securities and other	263,206	9	(32)	263,183
Money market funds	32,399	—	—	32,399
Total	$958,174	$399	$(145)	$958,428
Amounts included in:
Cash equivalents	$76,841	$—	$—	$76,841
Marketable securities	881,333	399	(145)	881,587
Total	$958,174	$399	$(145)	$958,428

	June 29, 2014

	Amortized	Unrealized	Unrealized
In thousands	Cost	Gain	(Loss) (1)	Fair Value
U.S. Treasury securities	$426,777	$455	$(2)	$427,230
Obligations of U.S. government-sponsored enterprises	133,131	46	(2)	133,175
Municipal bonds	60,267	49	(4)	60,312
Corporate debt securities and other	253,429	18	(3)	253,444
Money market funds	16,405	—	—	16,405
Total	$890,009	$568	$(11)	$890,566
Amounts included in:
Cash equivalents	$35,102	$—	$—	$35,102
Marketable securities	854,907	568	(11)	855,464
Total	$890,009	$568	$(11)	$890,566

(1) The Company evaluated the nature of the investments with a loss position at September 28, 2014 and June 29, 2014, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of September 28, 2014 and June 29, 2014.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

	September 28,	June 29,
In thousands	2014	2014
Due in one year or less	$492,609	$470,453
Due after one year through three years	388,978	385,011
Total	$881,587	$855,464

6.    Stock-based Compensation

Equity Incentive Plans

 At September 28, 2014, 21.0 million shares were available for grant under the Company’s equity incentive plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options also generally become exercisable over a five-year period (generally 10% every six months) based upon continued employment.  Options granted prior to January 11, 2005 expire ten years after the date of grant; options granted after January 11, 2005 expire seven years after the date of the grant. The Company's last stock option grant to an employee was in January 2010.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At September 28, 2014, 0.8 million shares were available for issuance under the ESPP.

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

As of September 28, 2014, there was approximately $179.5 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately 5 years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the three months ended September 28, 2014, options for approximately 124.9 thousand shares were exercised for a gain to the optionee (aggregate intrinsic value) of $2.3 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

		Weighted
		Average
	Stock Options	Exercise
	Outstanding	Price
Outstanding options, June 29, 2014	1,810,099	$23.05
Granted	—	—
Forfeited and expired	—	—
Exercised	(124,925)	26.86
Outstanding options, September 28, 2014	1,685,174	$22.77
Options vested and exercisable at:
September 28, 2014	1,684,674	$22.77

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

		Weighted-
	Restricted Awards	Average Grant-
	Outstanding	Date Fair Value
Non-vested at June 29, 2014	6,117,087	$36.46
Granted	542,785	44.49
Vested	(493,100)	32.14
Forfeited	(25,069)	34.70
Non-vested at September 28, 2014	6,141,703	$37.54

7.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of other comprehensive income at September 28, 2014 and September 29, 2013 were as follows:

Accumulated Other
Comprehensive Income
Balance, June 29, 2014	$355
Net changes in unrealized losses on
available-for-sale securities, net of tax	(197)
Accumulated other comprehensive loss, September 28, 2014	$158

Accumulated Other
Comprehensive Income
Balance, June 30, 2013	$(266)
Net changes in unrealized losses on
available-for-sale securities, net of tax	319
Accumulated other comprehensive income, September 29, 2013	$53

8. Goodwill and Intangible Assets

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable.  The Company expects that none of the goodwill will be deductible for tax purposes.  The goodwill balance of $2.2 million at September 28, 2014 is attributable to the acquisition of Dust Networks ("Dust") in fiscal year 2012.  There were no changes to the goodwill balance for the quarter ended September 28, 2014.

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

The remaining amortization expense, related to finite-intangible assets, will be recognized over a weighted-average period of approximately 6.3 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years

Intangible assets consisted of the following:

In thousands	September 28, 2014

		Accumulated
	Original Cost	Amortization	Net
Intellectual property	$13,100	$(4,950)	$8,150
Customer relationships	4,000	(1,100)	2,900
Total intangible assets	$17,100	$(6,050)	$11,050

9.Convertible Senior Notes

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

The 2027A notes paid cash interest of 3.00% semiannually in arrears on May 1 and November 1.  In accordance with the provisions of ASC 470-20-10 to 35, the Company recognized an effective interest rate of 5.69% on the carrying value of the 2027A notes. The effective rate was based on the interest rates of similar instruments issued at the time of issuance of the 2027A notes that did not have conversion features such as the 2027A notes.  The difference between the effective interest rate of 5.69% and the coupon rate of 3.00%, resulted in non-cash interest expense.

Prior to the conversion, interest expense related to the Notes included in the interest expense on the consolidated statement of income for the quarter ended September 29, 2013 was as follows:

In thousands	September 29,
2013
Contractual coupon interest	$6,338
Amortization of debt discount	5,446
Amortization of debt issuance costs	475
Total interest expense related to the Notes	$12,259

10. Credit Facility

On October 23, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”) to enhance cash deployment flexibility.

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

11. Stockholders’ Equity

Stock Repurchase

On October 14, 2014, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.  During the quarter ended September 28, 2014, the Company repurchased approximately 0.6 million shares of its common stock for approximately $26.5 million under a previous two-year open market repurchase program authorized by the Board of Director in October 2012.  As of September 28, 2014, the end of the two-year authorization period, the Company had repurchased approximately 3.6 million shares of the Company’s common stock out of the 10.0 million originally authorized in 2012.

In addition to open market repurchases, the Company also repurchases shares related to equity award vestings as outlined below. During the quarter ended September 28, 2014, the Company repurchased approximately 170.0 thousand shares related to equity grants of its common stock for approximately $7.6 million. The Company generally grants restricted stock awards and restricted stock units under its equity incentive plans, which are subject to vesting. Recipients are required to pay tax on such awards and units at the time they vest. For the majority of restricted stock awards and units granted, the number of shares issued on the date the awards and units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the open market common stock repurchase totals in the above paragraph even though they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would otherwise have been issued.

Dividends

In October 2014, the Company's Board of Directors approved a cash dividend of $0.27 per share to be paid on November 26, 2014 to stockholders of record on November 14, 2014.  During the three months ended September 28, 2014, the Company paid $65.7 million in dividends representing $0.27 per share.  The payment of future dividends will be based on the Company's financial performance.

12.Product Warranty and Indemnification

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

13.Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of September 28, 2014, the Company's other long-term liabilities account includes $31.7 million of unrecognized tax benefits of which approximately $12.9 million would favorably impact its effective income tax rate in future periods if the Company's positions on these tax matters are upheld.   The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $2.3 million accrued for interest at September 28, 2014.

14.Contingencies

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Quarterly revenues of $371.1 million for the first quarter of fiscal year 2015 increased $5.6 million or 1.5% over the previous quarter's revenue of $365.4 million and increased $30.7 million or 9.0% over $340.4 million reported in the first quarter of fiscal year 2014.  Net income of $129.5 million decreased $0.3 million from the fourth quarter of fiscal year 2014 and increased $21.6 million or 20.0% over the first quarter of fiscal year 2014.  First quarter net income and earnings per share were negatively impacted by a higher effective income tax rate of 26% that more than offset the benefit of lower interest expense that resulted from the conversion of the Convertible Senior Notes at the end of fiscal year 2014.  Diluted earnings per share of $0.53 per share in the first quarter of fiscal year 2015 was flat compared to the fourth quarter of fiscal year 2014 and increased $0.08 per share or 18% over the first quarter of fiscal year 2014.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during three months ended September 28, 2014, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014.

Results of Operations

The table below summarizes the income statement items for the three months ended September 28, 2014 and September 29, 2013 as a percentage of total revenues and provides the percentage change in absolute dollars of such items comparing the interim period ended September 28, 2014 to the corresponding period from the prior fiscal year:

	Three Months Ended

	September 28,	September 29,	Increase/
	2014	2013	(Decrease)
Revenues	100.0%	100.0%	9%
Cost of sales	24.0	24.7	6
Gross margin	76.0	75.3	10
Expenses:
Research & development	17.7	18.1	7
Selling, general & administrative	11.3	11.4	9
	29.0	29.5	8
Operating margin	47.0	45.9	12
Interest expense	—	(3.6)	—
Interest and other income	0.1	0.3	(34)
Income before income taxes	47.1%	42.5%	21
Tax rate	26.0%	25.5%

Revenues for the quarter ended September 28, 2014 were $371.1 million, an increase of $30.7 million or 9% over revenues of $340.4 million for the same quarter of fiscal year 2014.  Revenues grew over the prior year across all the Company’s end-markets primarily in the Industrial, Automotive and Communication end-markets.  Revenues for the quarter ended September 28, 2014 increased over the prior fiscal year quarter primarily due to a higher number of units shipped and a higher average selling price (“ASP”).  The number of units shipped in the first quarter of fiscal 2015 increased by approximately 7% to 200.6 million units from 188.0 million units shipped in the same quarter of fiscal year 2014.  The ASP of $1.87 per unit in the first quarter of fiscal year 2015 increased as compared to the ASP of $1.81 per unit in the same quarter of fiscal year 2014.

Geographically, revenues for the quarter ended September 28, 2014 increased in each major geographical region.  International revenues for the quarter ended September 28, 2014 were $269.4 million or 73% of revenues, an increase of $22.3 million as compared to international revenues of $247.1 million or 72% of revenues for the same period in fiscal year 2014.  Revenues for the quarter ended September 28, 2014 for Rest of World ("ROW"), which is primarily Asia excluding Japan, represented $139.7 million or 38% of revenues, while revenues to Europe and Japan were $73.8 million or 20% of revenues and $55.9 million or 15% of revenues, respectively.  Domestic revenues were $101.7 million or 27% of revenues in the first quarter of fiscal year 2015.  Domestic revenues increased $8.4 million over $93.3 million or 28% of revenues in the same period of fiscal year 2014.

Gross profit of $282.1 million for the quarter ended September 28, 2014 increased $25.7 million or 10% over gross profit of $256.4 million in the same quarter of fiscal year 2014.  Gross profit as a percentage of revenues increased to 76.0% in the first quarter of fiscal year 2015 as compared to 75.3% for the same period in fiscal year 2014.  The increase in gross profit as a percentage of revenues for the quarter ended September 28, 2014 was primarily due to  a higher ASP and spreading fixed costs over a higher revenue base.

Research and development (“R&D”) expense for the quarter ended September 28, 2014 was $65.6 million, an increase of $4.1 million or 7% over R&D expense of $61.5 million for the same period in fiscal year 2014.  R&D increased $2.1 million due to higher labor costs as a result of increased headcount, merit compensation and fringe benefit costs.  In addition, employee profit sharing increased $1.4 million and employee stock-based compensation increased $0.6 million.

Selling, general and administrative expense (“SG&A”) for the quarter ended September 28, 2014 was $42.1 million, an increase of $3.4 million or 9% over SG&A expense of $38.7 million for the same period in fiscal year 2014.  The increase in SG&A expense was due to a $1.1 million increase in compensation costs as a result of increased headcount, merit compensation, commissions and fringe benefit costs. In addition, employee profit sharing increased $1.1 million and employee stock-based compensation increased $0.3 million.  Other SG&A expenses increased $0.9 million primarily due to advertising and legal expenses.

Interest expense decreased $12.3 million for the quarter ended September 28, 2014 from the corresponding period of fiscal year 2014 primarily due to the May 1, 2014 conversion of the Company’s 3.00% Convertible Senior Notes (“Notes”).

Interest income was $0.6 million for the quarter ended September 28, 2014, a decrease of $0.3 million from the corresponding period of fiscal year 2014.  Interest income decreased due to a decrease in the average interest rate earned on the Company's cash, cash equivalents and marketable securities balances and lower cash, cash equivalents and marketable security balances as a result of the conversion of the Notes on May 1, 2014, as the principal amount of $845.1 million was settled in cash.

The Company's effective income tax rate for the first quarter of fiscal year 2015 was 26.0% as compared to 25.5% in the same period of fiscal year 2014.  The increase in the effective income tax rate from the prior year period was primarily due to the expiration of the Federal Research and Development Tax Credit (“R&D Tax Credit”) on December 31, 2013. As a result of the R&D Tax Credit legislation expiration, fiscal year 2014 included the benefit of the R&D Tax Credit for six months whereas fiscal year 2015 included no benefit for the R&D Tax Credit.

Excluding the effect of quarterly discrete tax adjustments, the Company estimates that its annual effective income tax rate for fiscal year 2015 will be in the range of 25.5% to 26.5%.

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

First quarter revenue grew $5.6 million which approximated the midpoint of the Company’s guidance of 1% to 3%, and represented 9% growth over the same quarter in the prior year.  Operating income grew in concert with revenues and remained an industry leading 47% of revenues.  Bookings were down from the prior quarter and the Company’s book-to-bill ratio was modestly negative.  The Company generally sees some seasonality in its revenues during the summer and fall as its major end-markets, Industrial and Automotive, generally experience some softness in this time period, but show strength in the first half of the calendar year.  The Industrial end-market was 43% of the Company’s business, down from 44% last quarter whereas Automotive at 19% was similar to last quarter.

Looking forward, revenue in the December quarter is typically down from the September quarter, averaging down sequentially 6% over the past four years.  Based upon this and the current bookings rate, the Company is forecasting revenue to be down 3% to 6% sequentially though up year over year in the 4% to 8% range.  The Company remains optimistic about the increased electronics content in its end-markets, especially Automotive and Industrial.

Although the Company believes that it has the product lines, manufacturing facilities and technical and financial resources for its current operations, revenue and profitability could be significantly affected by factors described above as well as other factors.  Additionally, the Company’s common stock could be subject to significant price volatility should revenue and/or earnings fail to meet expectations of the investment community.

Liquidity and Capital Resources

At September 28, 2014, the Company’s cash, cash equivalents and marketable securities balances were $1,027.6 million in aggregate, representing an increase of $14.8 million over the June 29, 2014 balances of $1,012.8 million. The increase was primarily due to positive cash flows from operations of $136.4 million and to a lesser extent the issuance of common stock under employee stock plans of $3.3 million and the excess tax benefit from stock-based compensation of $2.2 million.  These were partially offset by $65.7 million for the payment of cash dividends, representing $0.27 per share for the three months ended September 28, 2014, $34.1 million to purchase common stock; and $26.9 million for capital additions. Working capital at September 28, 2014 was $1,188.5 million.

Accounts receivable totaled $175.5 million at the end of the first quarter of fiscal year 2015, an increase of $2.2 million over the June 29, 2014 balance of $173.3 million primarily due to higher shipments in the first quarter of fiscal year 2015 as compared to the fourth quarter of fiscal year 2014.  Inventory totaled $97.6 million at the end of the first quarter of fiscal year 2015, an increase of $6.3 million over the fourth quarter of fiscal year 2014 primarily due to work in process and finished goods inventories.  The Company increased inventory levels for its newer products, mainly automotive and micromodule products to ensure low lead times and timely delivery.  Net property, plant and equipment increased $14.3 million over the fourth quarter of fiscal year 2014.  Fixed asset additions totaled $26.9 million primarily due to the procurement of assembly and test equipment offset by $12.6 million in depreciation expense.

Accrued payroll and related benefits decreased $21.4 million from the fourth quarter of fiscal year 2014 primarily due to a decrease in the employee profit sharing accrual balance.  The Company accrues for employee profit sharing on a quarterly basis, but distributes pay-outs to employees on a semi-annual basis during the first and the third quarter of each fiscal year.  Income taxes payable totaled $45.2 million at the end of the first quarter of fiscal year 2015, an increase of $3.5 million over the fourth quarter of fiscal year 2014 primarily due to the quarterly tax provision partially offset by tax payments.

In October 2014, the Company's Board of Directors declared a cash dividend of $0.27 per share.  The dividend will be paid on November 26, 2014 to stockholders of record on November 14, 2014.  The payment of future dividends will be based on the Company's financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the near future.

On October 23, 2013, the Company entered into a $100.0 million Credit Agreement with Wells Fargo Bank, National Association.  The Company entered into the Credit Agreement to enhance cash deployment flexibility in connection with the redemption of its Convertible Senior Notes, for further information on the credit facility see Note 10 of Notes to Consolidated Financial Statement.  Presently, the Company has not utilized the Credit Agreement.

Off Balance-Sheet Arrangements

As of September 28, 2014, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

During the second quarter of fiscal 2014, the Company entered into a $100.0 million Credit Agreement with Wells Fargo Bank, National Association.  Presently, the Company has not utilized the Credit Agreement.

Fair Value

As of September 28, 2014, the Company’s cash equivalents and marketable securities investments in debt securities had a fair value of $958.4 million.  The Company’s cash equivalents and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. For further information see Note 5 of Notes to Consolidated Financial Statements, included in Part 1, “Financial Information,” for additional information. Most of the Company’s investments in debt instruments have an investment rating of AA+ to AAA.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 29, 2014.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2014.  At September 28, 2014, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

The Company’s revenues outside the United States are transacted in U.S. dollars; accordingly the Company’s revenues are not directly impacted by foreign currency rate changes, although the Company's expenses can be impacted by such foreign currency rate changes.  To date, fluctuations in foreign currency exchange rates have had a minor impact on the results of operations.

Item 4.Controls and Procedures

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 28, 2014.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act at a reasonable assurance level is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

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

During the first quarter of fiscal year 2015, 73% of our revenues were derived from customers in international markets. In addition, we have test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international revenue and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In past years, natural disasters in Japan and Thailand have affected the global marketplace.

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

The stock market in general and prices for companies in our industry in particular, has experienced extreme volatility that often has been unrelated to the operating performance of a particular company.  These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)
Month #1 (June 30, 2014 – July 27, 2014)	—	$—	—	6,963,980
Month #2 (July 28, 2014 - August 24, 2014)	769,967	$44.27	600,000	6,363,980
Month #3 (August 25, 2014 – September 28, 2014)	—	$—	—	6,363,980
Total	769,967	$44.27	600,000	6,363,980

(1) During the quarter ended September  28, 2014, the Company withheld 169,967 shares of restricted stock for  $7.6 million to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.  In addition, the Company repurchased 600,000 shares of its common stock in the open market for approximately $26.5 million under a open market repurchase program authorized by the Board of Director in October 2012.

(2) During the quarter ended September 28, 2014, the Company repurchased approximately 0.6 million shares of its common stock under a two-year open market repurchase program authorized by the Board of Director in October 2012.  As of September 28, 2014, the end of the two-year authorization period, the Company had repurchased approximately 3.6 million shares of the Company’s common stock out of the 10.0 million originally authorized in 2012.  On October 14, 2014, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

Item 3.Defaults Upon Senior Securities

N/A

Item 5.Other Information

N/A

Item 6.Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Linear Technology Corporation, incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed September 26, 2014.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

LINEAR TECHNOLOGY CORPORATION

DATE:	November 6, 2014	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)