Form 10-Q
period 2014-12-28
LINEAR TECHNOLOGY CORP /CA/
filed 2015-02-06
CIK 791907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding at January 23, 2015
Common Stock, $0.001 par value per share	239,194,328 shares

LINEAR TECHNOLOGY CORPORATION

FORM 10-Q

THREE AND SIX MONTHS ENDED DECEMBER 28, 2014

Item 1.Financial Statements

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Revenues	$352,575	$334,595	$723,635	$674,952
Cost of sales(1)	86,726	82,521	175,733	166,522
Gross profit	265,849	252,074	547,902	508,430
Expenses:
Research and development (1)	65,101	62,008	130,701	123,520
Selling, general and administrative(1)	42,537	38,852	84,626	77,530
Total operating expenses	107,638	100,860	215,327	201,050
Operating income	158,211	151,214	332,575	307,380
Interest expense(2)	—	(12,337)	—	(24,596)
Interest income and other income	253	791	834	1,673
Income before income taxes	158,464	139,668	333,409	284,457
Provision for income taxes	34,862	34,917	80,348	71,838
Net income	$123,602	$104,751	253,061	$212,619
Basic earnings per share	$0.51	$0.44	$1.04	$0.89
Shares used in the calculation of basic earnings per share	244,033	239,206	244,067	238,857
Diluted earnings per share	$0.51	$0.44	$1.03	$0.89
Shares used in the calculation of diluted earnings per share	244,591	240,670	244,674	240,000
Cash dividends per share	$0.27	$0.26	$0.54	$0.52

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$2,223	$2,106	$4,323	$4,070
Research and development	10,350	9,816	20,141	18,978
Selling, general and administrative	5,346	5,069	10,402	9,799
(2) Amortization of debt discount (non-cash interest expense)	—	5,524	—	10,970

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2014	2013	2014	2013
Net income	$123,602	$104,751	$253,061	$212,619
Other comprehensive income, net of tax:
Net changes in unrealized (losses) gains on available-for-sale securities	(416)	(45)	(613)	274
Total comprehensive income	$123,186	$104,706	$252,448	$212,893

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 28,	June 29,
	2014	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$136,289	$157,323
Marketable securities	936,577	855,464
Accounts receivable, net of allowance for doubtful accounts of $1,651 ($1,653 at June 29, 2014)	148,584	173,340
Inventories:
Raw materials	11,318	10,544
Work-in-process	65,226	62,695
Finished goods	23,597	18,071
Total inventories	100,141	91,310
Deferred tax assets	47,492	46,294
Prepaid expenses and other current assets	52,251	40,982
Total current assets	1,421,334	1,364,713
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	239,182	237,809
Manufacturing and test equipment	720,340	681,071
Office furniture and equipment	6,500	6,028
	994,859	953,745
Accumulated depreciation and amortization	(700,330)	(676,665)
Net property, plant and equipment	294,529	277,080
Identified intangible assets, net and goodwill	12,685	13,785
Total noncurrent assets	307,214	290,865
Total assets	$1,728,548	$1,655,578
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,017	$28,221
Accrued payroll and related benefits	89,022	88,326
Deferred income on shipments to distributors	47,083	45,619
Income taxes payable	2,855	41,731
Other accrued liabilities	10,813	11,218

Total current liabilities	169,790	215,115
Deferred tax liabilities	74,136	67,999
Other long-term liabilities	46,130	41,095
Total liabilities	290,056	324,209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 238,954 and 239,096 shares issued and outstanding at December 28, 2014 and June 29, 2014, respectively	239	239
Additional paid-in capital	1,989,324	1,947,767
Accumulated other comprehensive (loss) income, net of tax	(258)	355
Accumulated deficit	(550,813)	(616,992)
Total stockholders’ equity	1,438,492	1,331,369
Total liabilities and stockholders’ equity	$1,728,548	$1,655,578

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 28,	December 29,
	2014	2013
Cash flow from operating activities:
Net income	$253,061	$212,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,769	25,627
Stock-based compensation	34,866	32,847
Amortization of convertible senior notes discount	—	10,970
Excess tax benefit from stock-based compensation	(4,750)	(1,829)
Change in operating assets and liabilities:
Decrease in accounts receivable	24,756	6,748
Increase in inventories	(8,831)	(566)
Decrease (increase) in prepaid expenses, other current assets and deferred tax assets	5,489	(134)
(Decrease) increase in accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	(7,644)	3,193
Increase (decrease) in deferred income on shipments to distributors	1,464	(1,636)
(Decrease) increase in income taxes payable	(40,847)	3,103
Cash provided by operating activities	284,333	290,942

Cash flow from investing activities:
Purchase of marketable securities	(405,732)	(702,183)
Proceeds from sale and maturities of available-for-sale securities	323,674	795,201
Purchase of property, plant and equipment	(43,118)	(7,897)
Cash (used in) provided by investing activities	(125,176)	85,121

Cash flow from financing activities:
Excess tax benefit from stock-based compensation	4,750	1,829
Issuance of common stock under employee stock plans	15,415	59,516
Purchase of common stock	(68,795)	(26,853)
Payment of cash dividends	(131,561)	(124,082)
Cash used in financing activities	(180,191)	(89,590)

(Decrease) increase in cash and cash equivalents	(21,034)	286,473
Cash and cash equivalents, beginning of year	157,323	126,650
Cash and cash equivalents, end of year	$136,289	$413,123

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature.  The results for the three and six month periods ended December 28, 2014 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 29, 2014 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 29, 2014 has been derived from those audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  For the quarter and six months ended December 28, 2014, the Company recognized approximately 15% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor revenue transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At December 28, 2014, the Company had approximately $58.9 million of deferred revenue and $11.8 million of deferred cost of sales recognized as $47.1 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $2.9 million to $4.4 million per quarter.

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

3. Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock (including unvested restricted stock) outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, the dilutive effect of stock options, calculated using the treasury stock method and the dilutive effect of the conversion premium related to the Convertible Senior Notes.  The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
In thousands, except per share amounts	2014	2013	2014	2013
Numerator-net income	$123,602	$104,751	$253,061	$212,619
Denominator for basic earnings
per share-weighted average shares	244,033	239,206	244,067	238,857
Effect of dilutive securities-
employee stock options	558	1,147	607	1,143
Effect of dilutive securities-
convertible senior notes	—	317	—	—
Denominator for diluted earnings
per share	244,591	240,670	244,674	240,000
Basic earnings per share	$0.51	$0.44	$1.04	$0.89
Diluted earnings per share	$0.51	$0.44	$1.03	$0.89

For the quarter and six months ended December 28, 2014, there were no out-of-the-money stock options that had to be excluded from the weighted average diluted common shares outstanding.  There was no dilutive effect from the conversion premium in the calculation of diluted earnings per common shares for the current fiscal year as a result of the extinguishment of the Convertible Senior Notes at the end of fiscal year 2014.

The weighted average diluted common shares outstanding for the quarter and six months ended December 29, 2013 excludes the effect of 0.6 million and 1.5 million, respectively, out-of-the-money stock options, that if included would be anti-dilutive.  In the quarter ended December 29, 2013, the Company included the dilutive effect from the conversion premium related to the convertible senior notes in the calculation of diluted earnings per common share because the average per share market price of the Company’s common stock was above the conversion price during the quarter.  The conversion premium was not included in the calculation of diluted earnings per common share for the six months ended December 29, 2013 because the average per share market price was below the conversion price during the period.

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 28, 2014:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury
securities and money-market funds	$446,571	$—	$446,571
Investments in municipal bonds,
obligations of U.S. government-	—	566,612	566,612
sponsored enterprises and commercial paper
Total assets measured at fair value	$446,571	$566,612	$1,013,183

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

5.Marketable Securities

The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AA+ to AAA.  The following is a summary of cash equivalents and marketable securities at December 28, 2014 and June 29, 2014:

	December 28, 2014
In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss) (1)	Fair Value
U.S. Treasury securities	$422,278	$49	$(169)	$422,158
Obligations of U.S. government-sponsored enterprises	178,867	2	(154)	178,715
Municipal bonds	106,590	10	(94)	106,506
Corporate debt securities and other	281,424	10	(43)	281,391
Money market funds	24,413	—	—	24,413
Total	$1,013,572	$71	$(460)	$1,013,183
Amounts included in:
Cash equivalents	$76,606	$—	$—	$76,606
Marketable securities	936,966	71	(460)	936,577
Total	$1,013,572	$71	$(460)	$1,013,183

	June 29, 2014

In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss) (1)	Fair Value
U.S. Treasury securities	$426,777	$455	$(2)	$427,230
Obligations of U.S. government-sponsored enterprises	133,131	46	(2)	133,175
Municipal bonds	60,267	49	(4)	60,312
Corporate debt securities and other	253,429	18	(3)	253,444
Money market funds	16,405	—	—	16,405
Total	$890,009	$568	$(11)	$890,566
Amounts included in:
Cash equivalents	$35,102	$—	$—	$35,102
Marketable securities	854,907	568	(11)	855,464
Total	$890,009	$568	$(11)	$890,566

(1) The Company evaluated the nature of the investments with a loss position at December 28, 2014 and June 29, 2014, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of December 28, 2014 and June 29, 2014.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

	December 28,	June 29,
In thousands	2014	2014
Due in one year or less	$500,832	$470,453
Due after one year through three years	435,745	385,011
Total	$936,577	$855,464

6.    Stock-based Compensation

Equity Incentive Plans

 At December 28, 2014, 20.8 million shares were available for grant under the Company’s equity incentive plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options vest over a five-year period (generally 10% every six months) based upon continued employment.   Options expire seven years after the date of the grant. The Company's last stock option grant to an employee was in January 2009.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At December 28, 2014, 0.6 million shares were available for issuance under the ESPP.

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

As of December 28, 2014, there was approximately $176.2 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately 5 years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the six months ended December 28, 2014, options for approximately 440.0 thousand shares were exercised for a gain to the optionee (aggregate intrinsic value) of $8.9 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

		Weighted
		Average
	Stock Options	Exercise
	Outstanding	Price
Outstanding options, June 29, 2014	1,810,099	$23.05
Granted	—	—
Forfeited and expired	—	—
Exercised	(440,010)	24.03
Outstanding options, December 28, 2014	1,370,089	$22.74
Options vested and exercisable at:
December 28, 2014	1,369,589	$22.74

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

		Weighted-
	Restricted Awards	Average Grant-
	Outstanding	Date Fair Value
Non-vested at June 29, 2014	6,117,087	$36.46
Granted	938,310	42.55
Vested	(922,954)	32.56
Forfeited	(68,006)	35.85
Non-vested at December 28, 2014	6,064,437	$37.98

7.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of other comprehensive income at December 28, 2014 and December 29, 2013 were as follows:

Accumulated Other
Comprehensive Income
Balance, June 29, 2014	$355
Net changes in unrealized losses on
available-for-sale securities, net of tax	(613)
Accumulated other comprehensive loss, December 28, 2014	$(258)

Accumulated Other
Comprehensive Income
Balance, June 30, 2013	$(266)
Net changes in unrealized gains on
available-for-sale securities, net of tax	274
Accumulated other comprehensive income, December 29, 2013	$8

8. Goodwill and Intangible Assets

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable.  The Company expects that none of the goodwill will be deductible for tax purposes.  The goodwill balance of $2.2 million at December 28, 2014 is attributable to the acquisition of Dust Networks ("Dust") in fiscal year 2012.  There were no changes to the goodwill balance for the quarter ended December 28, 2014.

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

The remaining amortization expense, related to finite-intangible assets, will be recognized over a weighted-average period of approximately 6.1 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years

Intangible assets consisted of the following:

In thousands	December 28, 2014

		Accumulated
	Original Cost	Amortization	Net
Intellectual property	$13,100	$(5,400)	$7,700
Customer relationships	4,000	(1,200)	2,800
Total intangible assets	$17,100	$(6,600)	$10,500

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

Prior to the conversion, interest expense related to the Notes included in the interest expense on the consolidated statement of income for the quarter and the six months ended December 29, 2013 was as follows:

	December 29, 2013
	Three Months Ended	Six Months Ended
In thousands
Contractual coupon interest	$6,338	$12,676
Amortization of debt discount	5,524	10,970
Amortization of debt issuance costs	475	950
Total interest expense related to the Notes	$12,337	$24,596

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

11. Stockholders’ Equity

Stock Repurchase

On October 14, 2014, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.  During the quarter ended December 28, 2014, the Company repurchased approximately 0.7 million shares of its common stock for approximately $28.6 million.

In addition to open market repurchases, the Company also repurchases shares related to equity award vestings as outlined below. During the quarter ended December 28, 2014, the Company repurchased approximately 151.1 thousand shares related to equity grants of its common stock for approximately $6.1 million. The Company generally grants restricted stock awards and restricted stock units under its equity incentive plans, which are subject to vesting. Recipients are required to pay tax on such awards and units at the time they vest. For the majority of restricted stock awards and units granted, the number of shares issued on the date the awards and units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the open market common stock repurchase totals in the above paragraph even though they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would otherwise have been issued.

Dividends

In January 2015,  the Company's Board of Directors approved an increase in the Company's quarterly dividend from $0.27 per share to $0.30 per share. This marked the 23rd consecutive year the Company has increased its dividend. A cash dividend of $0.30 per share will be paid on February 25, 2015 to stockholders of record on February 13, 2015.   During the six months ended December 28, 2014, the Company paid $131.6 million in dividends representing $0.54 per share.  The payment of future dividends will be based on the Company's financial performance.

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

13.Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of December 28, 2014, the Company's other long-term liabilities account includes $36.0 million of unrecognized tax benefits of which approximately $14.3 million would favorably impact its effective income tax rate in future periods if the Company's positions on these tax matters are upheld.   The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $2.5 million accrued for interest at December 28, 2014.

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

Revenues of $352.6 million for the second quarter of fiscal year 2015 increased $18.0 million or 5.4% over $334.6 million reported in the second quarter of fiscal year 2014, but decreased sequentially $18.5 million or 5.0% from the previous quarter's revenue of $371.1 million.  Net income of $123.6 million increased $18.9 million or 18.0% over the second quarter of fiscal year 2014, but decreased $5.9 million from the first quarter of fiscal year 2015.  Second quarter net income and earnings per share were positively impacted by a lower effective income tax rate of 22%.  In addition, the Company had no interest expense compared with $12.3 million of interest expense in the second quarter of the prior fiscal year as a result of the extinguishment of the Convertible Senior Notes at the end of fiscal year 2014. Diluted earnings per share of $0.51 per share in the second quarter of fiscal year 2015 increased $0.07 per share or 16% over the second quarter of fiscal year 2014, but decreased $.02 per share or 4% compared to the first quarter of fiscal year 2015.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during six months ended December 28, 2014, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014.

Results of Operations

The table below summarizes the income statement items for the three and six months ended December 28, 2014 and December 29, 2013 as a percentage of total revenues and provides the percentage change in absolute dollars of such items comparing the interim periods ended December 28, 2014 to the corresponding periods from the prior fiscal year:

	Three Months Ended			Six Months Ended

	December 28,	December 29,	Increase/	December 28,	December 29,	Increase/
	2014	2013	(Decrease)	2014	2013	(Decrease)
Revenues	100.0%	100.0%	5.4%	100.0%	100.0%	7.2%
Cost of sales	24.6	24.7	5.1	24.3	24.7	5.5
Gross margin	75.4	75.3	5.5	75.7	75.3	7.8
Expenses:
Research & development	18.5	18.5	5.0	18.0	18.3	5.8
Selling, general & administrative	12.1	11.6	9.5	11.7	11.5	9.2
	30.6	30.1	6.7	29.7	29.8	7.1
Operating margin	44.8	45.2	4.6	46.0	45.5	8.2
Interest expense	—	(3.7)	—	—	(3.6)	—
Interest and other income	0.1	0.2	(68.0)	0.1	0.2	(50.1)
Income before income taxes	44.9%	41.7%	13.5	46.1%	42.1%	17.2
Tax rate	22.0%	25.0%		24.1%	25.25%

Revenues for the quarter ended December 28, 2014 were $352.6 million, an increase of $18.0 million or 5.4% over revenues of $334.6 million for the same quarter of fiscal year 2014.  Revenues grew over the prior year across most of the Company’s end-markets primarily in the Industrial and Automotive end-markets and were generally unchanged in the Computer and Communications end-markets.  Revenues for the quarter ended December 28, 2014 increased over the prior fiscal year quarter primarily due to a higher number of units shipped and a higher average selling price (“ASP”).  The number of units shipped in the second quarter of fiscal 2015 increased by approximately 4% to  188.8 million units over 180.9 million units shipped in the same quarter of fiscal year 2014.  The ASP of $1.88 per unit in the second quarter of fiscal year 2015 increased as compared to the ASP of $1.83 per unit in the same quarter of fiscal year 2014.

Geographically, revenues for the quarter ended December 28, 2014 increased over revenues for the same quarter of fiscal 2014 in each major geographical region except Japan.  International revenues for the quarter ended December 28, 2014 were $256.2 million or 73% of revenues, an increase of $14.2 million as compared to international revenues of $242.0 million or 72% of revenues for the same period in fiscal year 2014.  Revenues for the quarter ended December 28, 2014 for Rest of World ("ROW"), which is primarily Asia excluding Japan, represented $135.1 million or 38% of revenues, while revenues to Europe and Japan were $66.4 million or 19% of revenues and $54.7 million or 16% of revenues, respectively.  Domestic revenues were $96.4 million or 27% of revenues in the second quarter of fiscal year 2015.  Domestic revenues increased by $3.8 million and were $92.6 million or 28% of revenues in the same period of fiscal year 2014.

Revenues for the six months ended December 28, 2014 was $723.6 million, an increase of $48.7 million or 7.2% over revenue of $675.0 million for the same period of the previous fiscal year.  The increase in revenues for the six months ended December 28, 2014 compared to the same period in the prior fiscal year was primarily due to increases in revenues in the Automotive, Industrial and Communications end-markets.  The number of units shipped increased by approximately 5% from 368.9 million units in the prior year period to 389.3 million units in the current year period.  The ASP of $1.87 per unit for the first six-month period of fiscal year 2015 increased as compared to the ASP of $1.82 per unit in the same period of fiscal year 2014.

Geographically, revenues for the six months ended December 28, 2014 increased in each major geographical region. International revenues for the six months ended December 28, 2014 were $525.5 million or 73% of revenues, an increase of $36.4 million as compared to international revenues of $489.2 million or 72% of revenues for the same period in the previous fiscal year.  Revenues for the six months ended December 28, 2014 for ROW, represented $274.7 million or 38% of revenues, while sales to Europe and Japan were $140.2 million or 19% of revenues and $110.6 million or 15% of revenues, respectively.  Domestic revenues were $198.1 million or 27% of revenues for the six months ended December 28, 2014, an increase of $12.2 million over $185.8 million or 28% of revenues in the same period of fiscal year 2014.

Gross profit of $265.8 million for the quarter ended December 28, 2014 increased $13.8 million or 5.5% over gross profit of $252.1 million in the same quarter of fiscal year 2014.  Gross profit of $547.9 million for the six months ended December 28, 2014 increased $39.5 million or 7.8% over gross profit of $508.4 million in the same quarter of fiscal year 2014.  Gross profit as a percentage of revenues increased to 75.4% in the second quarter of fiscal year 2015 as compared to 75.3% for the same period in fiscal year 2014.  Gross profit as a percentage of revenues increased to 75.7% in the first six months of fiscal year 2015 as compared to 75.3% for the same period in fiscal year 2014. The increase in gross profit as a percentage of revenues for the quarter and six months ended December 28, 2014 was primarily due to  a higher ASP and spreading fixed costs over a higher revenue base, partially offset by higher labor costs.

Research and development (“R&D”) expense for the quarter ended December 28, 2014 was $65.1 million, an increase of $3.1 million or 5.0% over R&D expense of $62.0 million for the same period in fiscal year 2014.  R&D increased $2.0 million due to higher labor costs as a result of increased headcount, merit compensation and fringe benefit costs.  In addition, employee profit sharing increased $0.6 million and employee stock-based compensation increased $0.5 million.

R&D expense for the six months ended December 28, 2014 was $130.7 million, an increase of $7.2 million or 5.8% over R&D expense of $123.5 million for the same period in the previous fiscal year.  R&D increased $4.1 million due to higher labor costs as a result of increased headcount, merit compensation and fringe benefit costs.  In addition, employee profit sharing increased $2.0 million and employee stock-based compensation increased $1.1 million.

Selling, general and administrative expense (“SG&A”) for the quarter ended December 28, 2014 was $42.5 million, an increase of $3.7 million or 9.5% over SG&A expense of $38.9 million for the same period in fiscal year 2014.  The increase in SG&A expense was due to a $0.9 million increase in compensation costs as a result of increased headcount, merit compensation, commissions and fringe benefit costs. In addition, employee profit sharing increased $0.5 million and employee stock-based compensation increased $0.3 million.  Other SG&A expenses increased $2.0 million primarily due to advertising and legal expenses.

SG&A for the six months ended December 28, 2014 was $84.6 million, an increase of $7.1 million or 9.1% over SG&A expense of $77.5 million for the same period in the previous fiscal year. The increase in SG&A expense was primarily due to a $2.0 million increase in compensation costs primarily due to increased merit compensation, commissions and fringe benefit costs. In addition, employee profit sharing increased $1.6 million and employee stock-based compensation increased $0.6 million.  Other SG&A expenses increased $2.9 million primarily due to advertising and legal expenses.

Interest expense decreased $12.3 million and $24.6 million for the quarter and six months ended December 28, 2014, respectively, from the corresponding periods of fiscal year 2014 primarily due to the May 1, 2014 extinguishment of the Company’s Convertible Senior Notes.

Interest and other income was $0.3 million and $0.8 million for the quarter and six months ended December 28, 2014, respectively, a decrease of $0.5 million and $0.8 million, respectively, from the corresponding periods of fiscal year 2014.  Interest income decreased due to lower cash, cash equivalents and marketable security balances as a result of the extinguishment of the Company’s Convertible Senior Notes on May 1, 2014, a decrease in the average interest rate earned on the Company's cash, cash equivalents and marketable securities balances and marginally due to higher foreign currency exchange losses on non-trade foreign receivables.

The Company's effective income tax rate for the second quarter and the first six months of fiscal year 2015 was 22.0% and 24.1%, respectively, as compared to 25.00% and 25.25%, respectively, in the same periods of fiscal year 2014.  The decrease in the effective income tax rate from the prior year periods was primarily due to the retroactive reinstatement of the Federal Research and Development Tax Credit (“R&D Tax Credit”) for calendar year 2014 during the second fiscal quarter.  As a result, during the second quarter of fiscal 2015, the Company adjusted its fiscal 2015 effective tax rate for the R&D Tax Credit available for half the fiscal year ending December 31, 2014, and recorded a discrete tax benefit for the R&D Tax Credit for the first six months of 2014 that was previously unavailable for the 2014 fiscal year.

Excluding the effect of quarterly discrete tax adjustments, the Company estimates that its annual effective income tax rate for fiscal year 2015 will be in the range of 25% to 25.5%.

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

Second quarter revenues decreased 5.0% sequentially from the first quarter of fiscal year 2015 and were up 5.4% year over year.  The Company had expected a  sequential decline in this range as the second quarter in recent history has been seasonally weak.  The Company’s bookings declined slightly from the previous quarter although they improved as the quarter progressed with the Industrial end-market showing the most strength.  Compared to the first quarter, gross margin and operating margin of 75.4% and 44.9% were also down modestly on lower revenue but remain industry leading.  The Company typically expects its major end-markets to improve during the second half of its fiscal year.  Looking ahead, although there remain some weaker pockets of the global economy, the US economy is strong. The Company’s book-to-bill ratio was slightly positive in the December quarter and there is typically positive bookings momentum in the Automotive and Industrial end-markets in the March quarter.  Accordingly, the Company expects revenues to grow sequentially by 4% to 7% in the fiscal third quarter.

In the near term the Company does not anticipate the recent strengthening of the U.S. dollar to significantly impact operating results due to the Company’s revenues and billings being transacted in U.S. dollars.  In addition, product pricing for global customers is generally determined at the time of initial design acceptance rather than the subsequent date of shipment.  The Company expects that minor pricing pressure as a result of the strengthening dollar will be partially offset by lower operating expenses at its foreign operations.

Although the Company believes that it has the product lines, manufacturing facilities and technical and financial resources for its current operations, revenue and profitability could be significantly affected by factors described above and in Item 1A – “Risk Factors” section of this Quarterly Report on Form 10-Q, as well as other factors.  Additionally, the Company’s common stock could be subject to significant price volatility should revenue and/or earnings fail to meet expectations of the investment community.

Liquidity and Capital Resources

At December 28, 2014, the Company’s cash, cash equivalents and marketable securities balances were $1,072.9 million in aggregate, representing an increase of $60.1 million over the June 29, 2014 balances of $1,012.8 million. The increase was primarily due to positive cash flows from operations of $284.3 million and to a lesser extent the issuance of common stock under employee stock plans of $15.4 million and the excess tax benefit from stock-based compensation of $4.8 million.  These were partially offset by $131.6 million for the payment of cash dividends, representing $0.54 per share for the six months ended December 28, 2014, $68.8  million to purchase common stock; and $43.1 million for capital additions. Working capital at December 28, 2014 was $1,251.5 million.

Accounts receivable totaled $148.6 million at the end of the second quarter of fiscal year 2015, a decrease of $24.8 million from the June 29, 2014 balance of $173.3 million primarily due to lower shipments in the second quarter of fiscal year 2015 as compared to the fourth quarter of fiscal year 2014.  Inventory totaled $100.1 million at the end of the second quarter of fiscal year 2015, an increase of $8.8 million over the fourth quarter of fiscal year 2014 primarily due to work in process and finished goods inventories.  The Company increased inventory levels for its newer products and increased its finished goods level to build up shippable inventory prior to Chinese New Year, when the Company’s Asian factories will be closed.  Net property, plant and equipment increased $17.4 million over the fourth quarter of fiscal year 2014.  Fixed asset additions totaled $43.1 million primarily due to the procurement of assembly, test and wafer fabrication equipment offset by $25.7 million in depreciation expense.

Income taxes  payable totaled $2.9 million at the end of the second quarter of fiscal year 2015, a decrease of $38.9 million from the fourth quarter of fiscal year 2014 primarily due to the timing of quarterly tax payments.

In January 2015, the Company's Board of Directors approved an increase to the Company's quarterly dividend from $0.27 per share to $0.30 per share. This marked the 23rd consecutive year the Company has increased its dividend. This was an 11% increase in the quarterly dividend.  The Company no longer has debt to pay down and has more discretion to utilize its free cash flow.  A cash dividend of $0.30 per share will be paid on February 25, 2015 to stockholders of record on February 13, 2015.    During the six months ended December 28, 2014, the Company paid $131.6 million in dividends representing $0.54 per share.  The payment of future dividends will be based on the Company's financial performance.

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

Off Balance-Sheet Arrangements

As of December 28, 2014, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

During the second quarter of fiscal 2014, the Company entered into a $100.0 million Credit Agreement with Wells Fargo Bank, National Association.  Presently, the Company has not utilized the Credit Agreement.

Fair Value

As of December 28, 2014, the Company’s cash equivalents and marketable securities investments in debt securities had a fair value of $1,013.2 million.  The Company’s cash equivalents and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. For further information see Note 5 of Notes to Consolidated Financial Statements, included in Part 1, “Financial Information,” for additional information. Most of the Company’s investments in debt instruments have an investment rating of AA+ to AAA.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 29, 2014.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2014.  At December 28, 2014, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of December 28, 2014.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act at a reasonable assurance level is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 28, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times.  The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our results of operations.  The growth rate of the global economy is one of the factors affecting demand for semiconductor components.  Many factors could adversely affect regional or global economic growth including turmoil or depressed conditions in financial or credit markets, depressed business or consumer confidence, inventory excesses, increased unemployment, inflation for goods, services or materials, volatility in oil pricing, rising interest rates in the United States and the rest of the world, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest, reduced levels of economic activity, or disruptions of international transportation.

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

We are exposed to business, economic, currency, political and other risks through our significant worldwide operations.

During the six months ended December 28, 2014, 73% of our revenues were derived from customers in international markets. In addition, we have test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international revenue and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In past years, natural disasters in Japan and Thailand have affected the global marketplace.

Changes in currency exchange rates where the Company conducts business may impact it financially.  As mentioned above, during the six months ended December 28, 2014, 73% of the Company’s revenues were derived from customers in international markets. The Company’s revenues and billings are transacted in U.S. dollars.  Recently, the U.S. dollar has significantly strengthened against other currencies.  The strengthening of the U.S. dollar results in the Company’s products being more expensive for certain of its international customers.  Accordingly, the Company’s competitive position may be adversely affected if the U.S. dollar continues to strengthen.  The adverse effect to revenue may be partially offset in operating expenses since the Company generally incurs its foreign operating expenses, primarily labor, in the corresponding local currency.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)
Month #1 (September 29, 2014 – October 26, 2014)	—	$—	—	10,000,000
Month #2 (October 27, 2014 - November 23, 2014)	876,137	$39.62	725,000	9,275,000
Month #3 (November 24, 2014 – December 28, 2014)	—	$—	—	9,275,000
Total	876,137	$38.64	725,000	9,275,000

(1) During the quarter ended December  28, 2014, the Company withheld 151,137 shares of restricted stock for  $6.1 million to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.  In addition, the Company repurchased 725,000 shares of its common stock in the open market for approximately $28.6 million under an open market repurchase program authorized by the Board of Director in October 2014.

(2) On October 14, 2014, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

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

LINEAR TECHNOLOGY CORPORATION

DATE:	February 6 , 2015	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)