Form 10-Q
period 2015-03-29
LINEAR TECHNOLOGY CORP /CA/
filed 2015-05-06
CIK 791907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding at April 24, 2015
Common Stock, $0.001 par value per share	239,467,432 shares

LINEAR TECHNOLOGY CORPORATION

FORM 10-Q

THREE AND NINE MONTHS ENDED MARCH 29, 2015

Item 1.Financial Statements

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014
Revenues	$372,021	$348,006	$1,095,656	$1,022,958
Cost of sales(1)	89,147	84,479	264,880	251,001
Gross profit	282,874	263,527	830,776	771,957
Expenses:
Research and development (1)	67,100	62,129	197,801	185,649
Selling, general and administrative(1)	42,221	40,693	126,847	118,223
Total operating expenses	109,321	102,822	324,648	303,872
Operating income	173,553	160,705	506,128	468,085
Interest expense(2)	—	(12,416)	—	(37,012)
Interest income and other income	881	581	1,715	2,254
Income before income taxes	174,434	148,870	507,843	433,327
Provision for income taxes	39,247	31,263	119,595	103,101
Net income	$135,187	$117,607	388,248	$330,226
Basic earnings per share	$0.55	$0.49	$1.59	$1.38
Shares used in the calculation of basic earnings per share	244,286	240,669	244,181	239,592
Diluted earnings per share	$0.55	$0.48	$1.58	$1.37
Shares used in the calculation of diluted earnings per share	245,084	243,992	245,117	241,724
Cash dividends per share	$0.30	$0.27	$0.84	$0.79

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$2,240	$1,961	$6,563	$6,031
Research and development	10,447	9,133	30,588	28,111
Selling, general and administrative	5,394	4,718	15,796	14,517
(2) Amortization of debt discount (non-cash interest expense)	—	5,603	—	16,573

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2015	2014	2015	2014
Net income	$135,187	$117,607	$388,248	$330,226
Other comprehensive income, net of tax:
Net changes in unrealized gains (losses) on available-for-sale securities	1,057	(120)	444	154
Total comprehensive income	$136,244	$117,487	$388,692	$330,380

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 29,	June 29,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$206,067	$157,323
Marketable securities	929,217	855,464
Accounts receivable, net of allowance for doubtful accounts of $1,651 ($1,653 at June 29, 2014)	159,964	173,340
Inventories:
Raw materials	11,173	10,544
Work-in-process	68,488	62,695
Finished goods	22,979	18,071
Total inventories	102,640	91,310
Deferred tax assets	44,185	46,294
Prepaid expenses and other current assets	49,945	40,982
Total current assets	1,492,018	1,364,713
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	241,440	237,809
Manufacturing and test equipment	726,752	681,071
Office furniture and equipment	6,540	6,028
	1,003,569	953,745
Accumulated depreciation and amortization	(711,036)	(676,665)
Net property, plant and equipment	292,533	277,080
Identified intangible assets, net and goodwill	12,135	13,785
Total noncurrent assets	304,668	290,865
Total assets	$1,796,686	$1,655,578
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,408	$28,221
Accrued payroll and related benefits	68,522	88,326
Deferred income on shipments to distributors	47,560	45,619
Income taxes payable	16,449	41,731
Other accrued liabilities	13,509	11,218

Total current liabilities	165,448	215,115
Deferred tax liabilities	83,579	67,999
Other long-term liabilities	36,229	41,095
Total liabilities	285,256	324,209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 239,445 and 239,096 shares issued and outstanding at March 29, 2015 and June 29, 2014, respectively	239	239
Additional paid-in capital	2,018,415	1,947,767
Accumulated other comprehensive income, net of tax	799	355
Accumulated deficit	(508,023)	(616,992)
Total stockholders’ equity	1,511,430	1,331,369
Total liabilities and stockholders’ equity	$1,796,686	$1,655,578

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	March 29,	March 30,
	2015	2014
Cash flow from operating activities:
Net income	$388,248	$330,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,361	38,404
Stock-based compensation	52,947	48,659
Amortization of convertible senior notes discount	—	16,573
Excess tax benefit from stock-based compensation	(8,973)	(6,937)
Change in operating assets and liabilities:
Accounts receivable	13,376	(36,758)
Inventories	(11,330)	(446)
Prepaid expenses, other current assets and deferred tax assets	4,137	2,258
Accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	(30,115)	(7,126)
Deferred income on shipments to distributors	1,941	(894)
Income taxes payable	(13,038)	8,726
Cash provided by operating activities	437,554	392,685

Cash flow from investing activities:
Purchase of marketable securities	(613,020)	(1,072,330)
Proceeds from sale and maturities of available-for-sale securities	539,952	1,513,276
Purchase of property, plant and equipment	(54,164)	(16,636)
Cash (used in) provided by investing activities	(127,232)	424,310

Cash flow from financing activities:
Excess tax benefit from stock-based compensation	8,973	6,937
Issuance of common stock under employee stock plans	26,413	90,581
Purchase of common stock	(91,997)	(45,584)
Payment of cash dividends	(204,967)	(189,210)
Cash used in financing activities	(261,578)	(137,276)

Increase in cash and cash equivalents	48,744	679,719
Cash and cash equivalents, beginning of year	157,323	126,650
Cash and cash equivalents, end of period	$206,067	$806,369

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

Interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature.  The results for the three and nine month periods ended March 29, 2015 are not necessarily an indication of results to be expected for the entire fiscal year.  All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 29, 2014 included in the Company’s Annual Report on Form 10-K.  The accompanying balance sheet at June 29, 2014 has been derived from those audited financial statements.  Because the Company is viewed as a single operating segment for management purposes, no segment information has been disclosed.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  For the quarter and nine months ended March 29, 2015, the Company recognized approximately 16% and 15%, respectively, of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor revenue transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At March 29, 2015, the Company had approximately $59.6 million of deferred revenue and $12.0 million of deferred cost of sales recognized as $47.6 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment as the Company offers stock rotation privileges to distributors (up to 3% to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company had a significant reduction in distributor price or grants significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. The price rebates that have been remitted back to distributors have generally ranged from $3.5 million to $4.4 million per quarter.

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

3. Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock (including unvested restricted stock) outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, the dilutive effect of stock options and restricted stock units, calculated using the treasury stock method and the dilutive effect of the conversion premium related to the Convertible Senior Notes.  The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
In thousands, except per share amounts	2015	2014	2015	2014
Numerator-net income	$135,187	$117,607	$388,248	$330,226
Denominator for basic earnings
per share-weighted average shares	244,286	240,669	244,181	239,592
Effect of dilutive securities-
equity plans	798	901	936	1,313
Effect of dilutive securities-
convertible senior notes	—	2,422	—	819
Denominator for diluted earnings
per share	245,084	243,992	245,117	241,724
Basic earnings per share	$0.55	$0.49	$1.59	$1.38
Diluted earnings per share	$0.55	$0.48	$1.58	$1.37

For the quarter and nine months ended March 29, 2015, there were no out-of-the-money stock options that had to be excluded from the weighted average diluted common shares outstanding.  There was no dilutive effect from the conversion premium in the calculation of diluted earnings per common shares for the current fiscal year as a result of the conversion of the Convertible Senior Notes at the end of fiscal year 2014.

For the quarter and the nine months ended March 30, 2014, there were no out-of-the-money stock options that had to be excluded from the weighted average diluted common shares outstanding. For the quarter and the nine months ended March 30, 2014, the Company included the dilutive effect from the conversion premium related to the convertible senior notes in the calculation of diluted earnings per common share because the average per share market price of the Company’s common stock was above the conversion price during the quarter.

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 29, 2015:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury
securities and money-market funds	$395,479	$—	$395,479
Investments in municipal bonds,
obligations of U.S. government-	—	627,512	627,512
sponsored enterprises and commercial paper
Total assets measured at fair value	$395,479	$627,512	$1,022,991

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

5.Marketable Securities

The Company’s cash equivalents and marketable securities in debt instruments are classified as available-for-sale; most of the debt instruments have an investment rating of AA+ to AAA.  The following is a summary of cash equivalents and marketable securities at March 29, 2015 and June 29, 2014:

	March 29, 2015
In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss) (1)	Fair Value
U.S. Treasury securities	$375,580	$764	$(2)	$376,342
Obligations of U.S. government-sponsored enterprises	249,663	412	—	250,075
Municipal bonds	112,261	50	(29)	112,282
Corporate debt securities and other	265,109	51	(5)	265,155
Money market funds	19,137	—	—	19,137
Total	$1,021,750	$1,277	$(36)	$1,022,991
Amounts included in:
Cash equivalents	$93,774	$—	$—	$93,774
Marketable securities	927,976	1,277	(36)	929,217
Total	$1,021,750	$1,277	$(36)	$1,022,991

	June 29, 2014

In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss) (1)	Fair Value
U.S. Treasury securities	$426,777	$455	$(2)	$427,230
Obligations of U.S. government-sponsored enterprises	133,131	46	(2)	133,175
Municipal bonds	60,267	49	(4)	60,312
Corporate debt securities and other	253,429	18	(3)	253,444
Money market funds	16,405	—	—	16,405
Total	$890,009	$568	$(11)	$890,566
Amounts included in:
Cash equivalents	$35,102	$—	$—	$35,102
Marketable securities	854,907	568	(11)	855,464
Total	$890,009	$568	$(11)	$890,566

(1) The Company evaluated the nature of the investments with a loss position at March 29, 2015 and June 29, 2014, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of March 29, 2015 and June 29, 2014.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

	March 29,	June 29,
In thousands	2015	2014
Due in one year or less	$496,547	$470,453
Due after one year through three years	432,670	385,011
Total	$929,217	$855,464

6.    Stock-based Compensation

Equity Incentive Plans

 At March 29, 2015,  20.4 million shares were available for grant under the Company’s equity incentive plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options vest over a five-year period (generally 10% every six months) based upon continued employment.   Options expire seven years after the date of the grant. The Company's last stock option grant to an employee was in January 2009.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At March 29, 2015,  0.6 million shares were available for issuance under the ESPP.

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

As of March 29, 2015, there was approximately $184.4 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately 5 years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the nine months ended March 29, 2015, options for approximately 0.9 million shares were exercised for a gain to the optionee (aggregate intrinsic value) of $21.2 million determined as of the dates of the option exercises.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

		Weighted
		Average
	Stock Options	Exercise
	Outstanding	Price
Outstanding options, June 29, 2014	1,810,099	$23.05
Granted	—	—
Forfeited and expired	—	—
Exercised	(937,146)	23.34
Outstanding options, March 29, 2015	872,953	$22.74
Options vested and exercisable at:
March 29, 2015	872,953	$22.74

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

		Weighted-
	Restricted Awards	Average Grant-
	Outstanding	Date Fair Value
Non-vested at June 29, 2014	6,117,087	$36.46
Granted	1,571,970	43.51
Vested	(1,422,299)	34.52
Forfeited	(105,213)	36.36
Non-vested at March 29, 2015	6,161,545	$38.70

7.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains or losses on available-for-sale securities.  The components of other comprehensive income at March 29, 2015 and March 30, 2014 were as follows:

Accumulated Other
Comprehensive Income
Balance, June 29, 2014	$355
Net changes in unrealized gains on
available-for-sale securities, net of tax	444
Accumulated other comprehensive income, March 29, 2015	$799

Accumulated Other
Comprehensive Income
Balance, June 30, 2013	$(266)
Net changes in unrealized gains on
available-for-sale securities, net of tax	154
Accumulated other comprehensive loss, March 30, 2014	$(112)

8. Goodwill and Intangible Assets

Goodwill

The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable.  The Company expects that none of the goodwill will be deductible for tax purposes.  The goodwill balance of $2.2 million at March 29, 2015 is attributable to the acquisition of Dust Networks ("Dust") in fiscal year 2012.  There have been no changes to the goodwill balance since the fiscal year ended June 29, 2014.

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

The remaining amortization expense, related to finite-intangible assets, is being recognized over a weighted-average period of approximately 5.9 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years

Intangible assets consisted of the following:

In thousands	March 29, 2015

		Accumulated
	Original Cost	Amortization	Net
Intellectual property	$13,100	$(5,850)	$7,250
Customer relationships	4,000	(1,300)	2,700
Total intangible assets	$17,100	$(7,150)	$9,950

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

Prior to the conversion, interest expense related to the Notes included in interest expense on the consolidated statements of income for the quarter and the nine months ended March 30, 2014 was as follows:

	March 30, 2014
	Three Months Ended	Nine Months Ended
In thousands
Contractual coupon interest	$6,338	$19,014
Amortization of debt discount	5,603	16,573
Amortization of debt issuance costs	475	1,425
Total interest expense related to the Notes	$12,416	$37,012

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

11. Stockholders’ Equity

Stock Repurchase

On October 14, 2014, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.  During the quarter ended March 29, 2015, the Company repurchased approximately 0.3 million shares of its common stock for approximately $14.7 million.

In addition to open market repurchases, the Company also repurchases shares related to equity award vestings as outlined below. During the quarter ended March 29, 2015, the Company repurchased approximately 0.2 million shares related to equity grants of its common stock for approximately $8.5 million. The Company generally grants restricted stock awards and restricted stock units under its equity incentive plans, which are subject to vesting. Recipients are required to pay tax on such awards and units at the time they vest. For the majority of restricted stock awards and units granted, the number of shares issued on the date the awards and units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the open market common stock repurchase totals in the above paragraph even though they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would otherwise have been issued.

Dividends

A cash dividend of $0.30 per share will be paid on May 27, 2015 to stockholders of record on May 15, 2015.   During the nine months ended March 29, 2015, the Company paid $205.0 million in dividends representing $0.84 per share.  The payment of future dividends will be based on the Company's financial performance.

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

13.Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of March 29, 2015, the Company's other long-term liabilities account includes $30.1 million of unrecognized tax benefits of which approximately $11.4 million would favorably impact its effective income tax rate in future periods if the Company's positions on these tax matters are upheld.   The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $1.9 million accrued for interest at March 29, 2015.

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

Revenues of $372.0 million for the third quarter of fiscal year 2015 increased $24.0 million or 6.9% over the $348.0 million reported in the third quarter of fiscal year 2014 and increased $19.4 million or 5.5% over the previous quarter's revenue of $352.6 million.  Net income of $135.2 million increased $17.6 million or 15.0% over the third quarter of fiscal year 2014 and increased $11.6 million or 9.4% over the second quarter of fiscal year 2015.  The Company had no interest expense compared with $12.4 million of interest expense in the third quarter of the prior fiscal year as a result of the conversion of the Convertible Senior Notes at the end of fiscal year 2014. Diluted earnings per share of $0.55 per share in the third quarter of fiscal year 2015 increased $0.07 per share or 14.6% over the third quarter of fiscal year 2014 and increased $0.04 per share or 7.8% over the second quarter of fiscal year 2015.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies during the nine months ended March 29, 2015, as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014.

Results of Operations

The table below summarizes the income statement items for the three and nine months ended March 29, 2015 and March 30, 2014 as a percentage of total revenues and provides the percentage change in absolute dollars of such items comparing the interim periods ended March 29, 2015 to the corresponding periods from the prior fiscal year:

	Three Months Ended			Nine Months Ended

	March 29,	March 30,	Increase/	March 29,	March 30,	Increase/
	2015	2014	(Decrease)	2015	2014	(Decrease)
Revenues	100.0%	100.0%	6.9%	100.0%	100.0%	7.1%
Cost of sales	24.0	24.3	5.5	24.2	24.5	5.5
Gross margin	76.0	75.7	7.3	75.8	75.5	7.6
Expenses:
Research & development	18.0	17.8	8.0	18.1	18.1	6.5
Selling, general & administrative	11.3	11.7	3.8	11.6	11.6	7.3
	29.3	29.5	6.3	29.7	29.7	6.8
Operating margin	46.7	46.2	8.0	46.1	45.8	8.1
Interest expense	—	(3.6)	—	—	(3.6)	—
Interest and other income	0.2	0.2	51.6	0.2	0.2	(23.9)
Income before income taxes	46.9%	42.8%	17.2	46.3%	42.4%	17.2
Tax rate	22.5%	21.0%		23.5%	23.8%

Revenues for the quarter ended March 29, 2015 were $372.0 million, an increase of $24.0 million or 6.9% over revenues of $348.0 million for the same period of fiscal year 2014.  Revenues grew over the prior year across every end-market except the Communications end-market.  The Company’s largest end markets, Industrial and Automotive had the most revenue growth.  Revenues for the quarter ended March 29, 2015 increased over the prior fiscal year quarter due to a higher number of units shipped and a higher average selling price (“ASP”).  The number of units shipped in the third quarter of fiscal 2015 increased by approximately 3% to  195.8 million units over 189.4 million units shipped in the same period of fiscal year 2014.  The ASP of $1.91 per unit in the third quarter of fiscal year 2015 increased as compared to the ASP of $1.83 per unit in the same period of fiscal year 2014.

Geographically, revenues for the quarter ended March 29, 2015 increased over revenues for the same period of fiscal 2014 in each major geographical region.  International revenues for the quarter ended March 29, 2015 were $266.5 million or 72% of revenues, an increase of $12.1 million as compared to international revenues of $254.4 million or 73% of revenues for the same period in fiscal year 2014.  Revenues for the quarter ended March 29, 2015 for Rest of World ("ROW"), which is primarily Asia excluding Japan, represented $133.5 million or 36% of revenues, while revenues to Europe and Japan were $76.4 million or 21% of revenues and $56.6 million or 15% of revenues, respectively.  Domestic revenues were $105.5 million or 28% of revenues in the third quarter of fiscal year 2015, an  increase of $11.9 million over domestic revenue of $93.6 million or 27% of revenues in the same period of fiscal year 2014.

Revenues for the nine months ended March 29, 2015 was $1,095.7 million, an increase of $72.7 million or 7.1% over revenue of $1,023.0 million for the same period of the previous fiscal year.  The increase in revenues for the nine months ended March 29, 2015 compared to the same period in the prior fiscal year was primarily due to increases in revenues in all of the major end-markets with the largest end-markets, Industrial and Automotive showing the most gains.  The number of units shipped increased by approximately 5% from 558.4 million units in the prior year period to 585.2 million units in the current year period.  The ASP of $1.88 per unit for the nine month period of fiscal year 2015 increased over the ASP of $1.82 per unit in the same period of fiscal year 2014.

Geographically, revenues for the nine months ended March 29, 2015 increased in each major geographical region. International revenues for the nine months ended March 29, 2015 were $792.0 million or 72% of revenues, an increase of $48.5 million over international revenues of $743.5 million or 73% of revenues for the same period in the previous fiscal year.  Revenues for the nine months ended March 29, 2015 for ROW, represented $408.2 million or 37% of revenues, while sales to Europe and Japan were $216.6 million or 20% of revenues and $167.2 million or 15% of revenues, respectively.  Domestic revenues were $303.7 million or 28% of revenues for the nine months ended March 29, 2015, an increase of $24.2 million over domestic revenues of $279.5 million or 27% of revenues in the same period of fiscal year 2014.

Gross profit of $282.9 million for the quarter ended March 29, 2015 increased $19.4 million or 7.3% over the gross profit of $263.5 million in the same period of fiscal year 2014.  Gross profit of $830.8 million for the nine months ended March 29, 2015 increased $58.8 million or 7.6% over gross profit of $772.0 million in the same period of fiscal year 2014.  Gross margin increased to 76.0% in the third quarter of fiscal year 2015 as compared to 75.7% for the same period in fiscal year 2014.  Gross margin increased to 75.8% in the first nine months of fiscal year 2015 as compared to 75.5% for the same period in fiscal year 2014. The increase in gross margin for the quarter and nine months ended March 29, 2015 was primarily due spreading fixed costs over a higher revenue base and a higher ASP, partially offset by higher labor costs.

Research and development (“R&D”) expense for the quarter ended March 29, 2015 was $67.1 million, an increase of $5.0 million or 8.1% over R&D expense of $62.1 million for the same period in fiscal year 2014.  R&D increased $2.1 million due to higher labor costs as a result of increased headcount, merit compensation and fringe benefit costs.  In addition, employee profit sharing increased $1.0 million and employee stock-based compensation increased $1.3 million.

R&D expense for the nine months ended March 29, 2015 was $197.8 million, an increase of $12.2 million or 6.6% over R&D expense of $185.6 million for the same period in the previous fiscal year.  R&D increased $6.2 million due to higher labor costs as a result of increased headcount, merit compensation and fringe benefit costs.  In addition, employee profit sharing increased $3.0 million and employee stock-based compensation increased $2.4 million.

Selling, general and administrative expense (“SG&A”) for the quarter ended March 29, 2015 was $42.2 million, an increase of $1.5 million or 3.7% over SG&A expense of $40.7 million for the same period in fiscal year 2014.  The increase in SG&A expense was due to a $0.8 million increase in employee profit sharing and a $0.7 million increase in employee stock-based compensation.  Other SG&A expenses increased $0.4 million primarily due to advertising and legal expenses.  These increases were partially offset by a $0.5 million decrease in fringe benefit costs and the benefit of the stronger U.S. dollar on foreign denominated expenses.

SG&A for the nine months ended March 29, 2015 was $126.8 million, an increase of $8.6 million or 7.3% over the SG&A expense of $118.2 million for the same period in the previous fiscal year. The increase in SG&A expense was primarily due to a $1.5 million increase in compensation costs primarily due to increased merit compensation, commissions and fringe benefit costs. In addition, employee profit sharing increased $2.4 million and employee stock-based compensation increased $1.3 million.  Other SG&A expenses increased $3.4  million primarily due to advertising and legal expenses.

Interest expense decreased $12.4 million and $37.0 million for the quarter and nine months ended March 29, 2015, respectively, from the corresponding periods in the previous fiscal year primarily due to the May 1, 2014 conversion of the Company’s Convertible Senior Notes.

Interest and other income was $0.9 million for the quarter ended March 29, 2015,  an increase of $0.3 million over the same period in fiscal year 2014.   Interest income increased due to an increase in the average interest rate earned on the Company's cash, cash equivalents and marketable securities balances.

Interest and other income for the nine months ended March 29, 2015 was $1.7 million, a decrease of $0.6 million from the same period in the previous fiscal year.  Interest income decreased due to lower cash, cash equivalents and marketable security balances as a result of the conversion of the Company’s Convertible Senior Notes on May 1, 2014 and marginally due to higher foreign currency exchange losses on non-trade foreign receivables.

The Company's effective income tax rate for the quarter ended March 29, 2015 was 22.5% as compared to 21.0%  for the same period of fiscal year 2014.  The effective tax rates for each of the quarterly periods were favorably impacted by certain discrete tax benefits, primarily from the release of unrecognized tax benefits attributable to tax periods no longer subject to audit.  The release of these tax benefits in fiscal 2014 had a greater impact on the effective tax rate recognized for the fiscal third quarter of 2014 as compared to the same period of fiscal 2015.

The Company's effective income tax rate for the nine months ended March 29, 2015 was 23.5%, just slightly lower than the effective tax rate of 23.8% for the same period in the previous fiscal year. Each period benefited from similar quarterly discrete items, primarily the retroactive reinstatement of the Federal Research and Development Tax Credit (“R&D Tax Credit”) for the prior calendar year in 2013 and again in 2014 and the release of tax reserves in each period due to the expiration of open fiscal years that were previously subject to audit

Excluding the effect of quarterly discrete tax adjustments, the Company estimates that its annual effective income tax rate for fiscal year 2015 will be in the range of 25.0% to 25.5%.

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

The third quarter is historically a growth quarter for the Company and fiscal year 2015 continued that trend with another successful quarter.  Revenues increased 5.5% sequentially and operating margin increased 9.7%.  The operating margin as a percent of sales was 46.7%, an increase from the 44.9% reported in the second quarter of fiscal year 2015.  Compared to the same period in the previous fiscal year, sales increased 6.9% and operating income increased 8.0%. The Company’s book-to-bill ratio was positive for the quarter and bookings increased sequentially in all major end-markets with the largest end-markets, Industrial and Automotive, showing the most gains. Looking forward growth is expected to continue in the June quarter although moderately

tempered by worldwide macroeconomic conditions.   Accordingly, the Company expects revenues to grow sequentially by 2% to 5% in the fiscal fourth quarter.

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

Liquidity and Capital Resources

At March 29, 2015, the Company’s cash, cash equivalents and marketable securities balances were $1,135.3 million in aggregate, representing an increase of $122.5 million over the June 29, 2014 balances of $1,012.8 million. The increase was primarily due to positive cash flows from operations of $437.6 million and to a lesser extent the issuance of common stock under employee stock plans of $26.4 million and the excess tax benefit from stock-based compensation of $9.0 million.  These were partially offset by $205.0 million for the payment of cash dividends, representing $0.84 per share for the nine months ended March 29, 2015,  $92.0 million to purchase common stock, and $54.2 million for capital additions. Working capital at March 29, 2015 was $1,326.6 million.

Accounts receivable totaled $160.0 million at the end of the third quarter of fiscal year 2015, a decrease of $13.3 million from the June 29, 2014 balance of $173.3 million primarily due to greater collections on slightly higher sales in the third quarter of fiscal year 2015 as compared to the fourth quarter of fiscal year 2014.  Inventory totaled $102.6 million at the end of the third quarter of fiscal year 2015, an increase of $11.3 million over the fourth quarter of fiscal year 2014 primarily due to work in process and finished goods inventories.  The Company increased inventory levels for its newer products and increased its finished goods level to build up shippable inventory to meet anticipated sales.  Net property, plant and equipment increased $15.5 million over the fourth quarter of fiscal year 2014.  Fixed asset additions totaled $54.2 million primarily due to the procurement of assembly, test and wafer fabrication equipment.   Depreciation expense was  $38.7 million during the nine month period ended March 29, 2015.

Accrued payroll and related benefits decreased $19.8 million from the fourth quarter of fiscal year 2014 primarily due to a decrease in the employee profit sharing accrual balance.  The Company accrues for employee profit sharing on a quarterly basis, but distributes pay-outs to employees on a semi-annual basis during the first and the third quarter of each fiscal year. Income taxes  payable totaled $16.4 million at the end of the third quarter of fiscal year 2015, a decrease of $25.3 million from the fourth quarter of fiscal year 2014 primarily due to the timing of quarterly tax payments partially offset by the 2015 tax provision.

The Company's Board of Directors declared that a cash dividend of $0.30 per share will be paid on May 27, 2015 to stockholders of record on May 15, 2015.  During the nine months ended March 29, 2015, the Company paid $205.0 million in dividends representing $0.84 per share which was an increase of $0.05 per share over the prior year nine month period.  The payment of future dividends will be based on the Company's financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities will be sufficient to meet its liquidity and capital expenditures requirements for the near future.

On October 23, 2013, the Company entered into a $100.0 million Credit Agreement with Wells Fargo Bank, National Association.  The Company entered into the Credit Agreement to enhance cash deployment flexibility in connection with the conversion of its Convertible Senior Notes, for further information on the credit facility see Note 10 of Notes to Consolidated Financial Statement.  Presently, the Company has not utilized the Credit Agreement.

Off Balance-Sheet Arrangements

As of March 29, 2015, the Company had no off-balance sheet financing arrangements.

Contractual Obligations

During the second quarter of fiscal 2014, the Company entered into a $100.0 million Credit Agreement with Wells Fargo Bank, National Association.  Presently, the Company has not utilized the Credit Agreement.

Fair Value

As of March 29, 2015, the Company’s cash equivalents and marketable securities investments in debt securities had a fair value of $1,135.3 million.  The Company’s cash equivalents and marketable securities investment portfolio consists of money-market funds, U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. For further information see Note 5 of Notes to Consolidated Financial Statements, included in Part 1, “Financial Information,” for additional information. Most of the Company’s investments in debt instruments have an investment rating of AA+ to AAA.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For additional quantitative and qualitative disclosures about market risk affecting the Company, see item 7A of the Company’s Form 10-K for the fiscal year ended June 29, 2014.  There have been no material changes in the market risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2014.  At March 29, 2015, the Company’s cash and cash equivalents, and marketable securities consisted of money-market funds, U.S. Treasury securities, obligations of U.S. government sponsored enterprises, municipal bonds, commercial debt and corporate debt securities. The Company did not hold any derivative financial instruments. The Company’s interest income is sensitive to changes in the general level of interest rates. In this regard, changes in interest rates can affect the interest earned on cash and cash equivalents and short-term investments.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of March 29, 2015.  Based on this evaluation, the Company’s

Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Exchange Act at a reasonable assurance level is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

(b) Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 29, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The semiconductor market has historically been cyclical and subject to significant economic downturns at various times.  The cyclical nature of the semiconductor industry may cause us to experience substantial period-to-period fluctuations in our results of operations.  The growth rate of the global economy is one of the factors affecting demand for semiconductor components.  Many factors could adversely affect regional or global economic growth including turmoil or depressed conditions in financial or credit markets, depressed business or consumer confidence, inventory excesses, increased unemployment, inflation for goods, services or materials, volatility in oil pricing, fluctuations of the United States dollar, rising interest rates in the United States and the rest of the world, a significant act of terrorism which disrupts global trade or consumer confidence, geopolitical tensions including war and civil unrest, reduced levels of economic activity, or disruptions of international transportation.

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

During the nine months ended March 29, 2015, 72% of our revenues were derived from customers in international markets. In addition, we have test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international revenue and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In past years, natural disasters in Japan and Thailand have affected the global marketplace.

Changes in currency exchange rates where the Company conducts business may impact it financially.  As mentioned above, during the nine months ended March 29, 2015,  72% of the Company’s revenues were derived from customers in international markets. The Company’s revenues and billings are transacted in U.S. dollars.  Recently, the U.S. dollar has significantly strengthened against other currencies.  The strengthening of the U.S. dollar results in the Company’s products being more expensive for certain of its international customers.  Accordingly, the Company’s competitive position may be adversely affected if the U.S. dollar continues to strengthen.  The adverse effect to revenue may be partially offset in operating expenses since the Company generally incurs its foreign operating expenses, primarily labor, in the corresponding local currency.

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

Our financial results may be adversely affected by the ongoing drought in California, where we operate one of our wafer fabrication manufacturing facilities.

We rely on our internal manufacturing facilities located in California and Washington to fabricate most of our wafers.  California is in its fourth year of drought and the state government ordered a mandatory residential reduction in statewide water use in April 2015. In the future, this may impact businesses in the form of rate increases and/or mandatory reductions.  Our fabrication process consumes a significant amount of water and we are generally dependent upon water provided by public utilities.  We also maintain a well at the California facility; however, we may be restricted on the amount of water we can draw from that well.  Restrictions on our access to water could have a significant adverse impact on our business as production at our California facility could be disrupted by the unavailability of water.  In addition, we may be charged more for water or fined for deemed excessive usage which could impact our operating margins if we are not able to pass along price increases to our customers.

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

A significant disruption in, or breach in security of, our information technology systems could materially and adversely affect our business or reputation.

We rely on information technology systems throughout our organization to process and maintain financial records and employee and customer data, process orders, manage inventory, coordinate shipments to customers, process and maintain personal data and other confidential and proprietary information, assist in semiconductor engineering and other technical activities and operate other critical functions such as internet connectivity, network communications and email. The information technology systems we use in our business may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. If we were to experience a disruption in the information technology systems that involve our internal communications or our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.

We may also be subject to security breaches or other unauthorized access to, or misuse or acquisition of, personal data or other proprietary or confidential information caused by computer viruses, illegal break-ins or hacking, sabotage, acts of vandalism by third parties, or intentional or inadvertent breaches by our employees or service providers.  In addition, we provide our confidential and proprietary information to third-party business partners where necessary to conduct our business.  While we employ confidentiality agreements to protect such information, those third parties may also suffer security breaches or otherwise compromise the protection of such information.  If any security breaches or unauthorized access to, or use or acquisition of, personal data or other confidential or proprietary information were to occur or believed to have occurred, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, and governmental authorities or affected persons or entities could initiate enforcement actions, investigations, or other legal or regulatory action against us, which could cause us to incur significant fines, expenses and liability or could result in orders, judgments, or consent decrees forcing us to modify our business practices.  Any of these events could have a material adverse impact on our business, operating results and financial condition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)
Month #1 (December 29, 2014 – January 25, 2015)	—	$—	—	9,275,000
Month #2 (January 26, 2015 - February 22, 2015)	505,801	45.86	321,910	8,953,090
Month #3 (February 23, 2015 – March 29, 2015)	—	—	—	8,953,090
Total	505,801	$45.86	321,910	8,953,090

(1) During the quarter ended March 29, 2015, the Company withheld 183,891 shares of restricted stock for $8.5 million to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.  In addition, the Company repurchased 321,910 shares of its common stock in the open market for approximately $14.7 million under an open market repurchase program authorized by the Board of Director in October 2014.

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

LINEAR TECHNOLOGY CORPORATION

DATE:	May 6, 2015	BY	/s/Paul Coghlan
Paul Coghlan
Vice President, Finance &
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)