Form 10-K
period 2015-06-28
LINEAR TECHNOLOGY CORP /CA/
filed 2015-08-19
CIK 791907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,328,000,000 as of December  26, 2014 based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 239,757,722 shares of the registrant’s common stock issued and outstanding as of July 24, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the "2015 Proxy Statement") for the 2015 Annual Meeting of Stockholders, to be filed subsequently.

LINEAR TECHNOLOGY CORPORATION

FORM 10-K

For the Fiscal Year Ended June 28, 2015

PART I

ITEM 1.     BUSINESS

Except for historical information contained in this Annual Report on Form 10-K ("Form 10-K"), certain statements set forth herein, including statements regarding future revenues and profits; the anticipated trends in the Company’s revenue and the Company’s expectations regarding the duration of the weak cycle; future conditions in the Company’s markets; availability of resources and manufacturing capacity; resolution of certain tax matters; and the anticipated impact of current and future lawsuits and investigations are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders for the Company’s products, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Words such as “expect,” “anticipate,” "forecast," “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  See “Risk Factors” in the “Business” section of this Form 10-K for a more thorough list of potential risks and uncertainties.

General

Linear Technology Corporation (together with its consolidated subsidiaries, "Linear," “Linear Technology” or the “Company”), a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for over three decades. The Company’s products provide an essential bridge between our analog world and the digital electronics in communications, networking, industrial, automotive, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule® subsystems, and wireless sensor network products.  The Company is a Delaware corporation; it was originally organized and incorporated in California in 1981.  The Company competes primarily on the basis of performance, functional value, quality, reliability and service.

Available Information

The Company makes available free of charge through its website, www.linear.com, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission (“SEC”).  These reports may also be requested by contacting Don Zerio, Vice President of Finance and Chief Financial Officer, 1630 McCarthy Blvd., Milpitas, CA 95035. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.  In addition, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or may obtain information by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that the Company files electronically with the SEC at http://www.sec.gov.

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

The Company believes that several factors generally distinguish the linear integrated circuit business from the digital integrated circuit business, including:

Importance of Individual Design Contribution.  The Company believes that the creativity of individual design engineers is of particular importance in the linear integrated circuit industry.  The design of a linear integrated circuit generally involves greater variety and less repetition of integrated circuit elements than digital design.  In addition, the interaction of linear integrated circuit elements is complex, and the exact placement of these elements in the integrated circuit is critical to the circuit’s precision and performance.  Computer-aided engineering and design tools for linear integrated circuits are not as accurate in modeling circuits as those tools used for designing digital circuits.  As a result, the contributions of a relatively small number of individual design engineers are generally of greater importance in the design of linear integrated circuits than in the design of digital circuits.

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

Products and Markets

Linear Technology produces a wide range of products for a variety of customers and markets.  The Company emphasizes standard products and multi-customer application specific products to address larger markets and to reduce the risk of dependency upon a single customer’s requirements.  The Company targets the high performance segment of the analog integrated circuit market.  “High performance” may be characterized by higher precision, higher efficiency, lower noise, lower power, higher linearity, higher speed, higher voltage, more subsystem integration on a single chip and many other special features.  Increased demand for more complex integrated analog solutions has fostered the expansion of the Company’s products to include fully integrated module solutions for system power, signal processing and data acquisition applications. The Company’s SmartMesh IP and SmartMesh WirelessHART technology offers complete wireless network based solutions using low power electronic components, board level products with mesh networking and software addressing high level applications such as industrial process automation, data center energy management, building energy management, renewable energy monitoring, and transportation management systems.  The Company focuses virtually all of its design efforts on proprietary products, which at the time of introduction are original designs by the Company offering unique characteristics differentiating them from those offered by competitors.

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

SmartMesh® Embedded Wireless Sensor Network-  SmartMesh IP™ and SmartMesh® WirelessHART products consist of low power electronic components, board level products, and software that together form a wireless mesh sensor network with optimized network reliability at ultralow power with no network stack development required. This is particularly important for industrial IoT applications, where wireless sensor networks may be deployed in harsh and remote environments. With an average power consumption of less than 50µA in heavy usage applications, SmartMesh products deliver over 10 year battery life, enabling wireless sensor nodes to be placed anywhere. Since all SmartMesh products include secure, precompiled network stacks, dynamic mesh optimization software, and network diagnostics software, developers can focus on rapid industrial IoT application development.

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

Power Over Ethernet (“PoE”) Controllers - PoE controller circuits enable efficient transmission of voltage and current over standard Ethernet cables to power equipment or devices connected to the network.

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
DNA and blood analyzers
Patient monitors
Infusion pumps
IR cameras
Ultra sound diagnostic equipment

Space/Military/Harsh	Communications	Space qualified (JAN/QML)
Environment	Satellites	Radiation hardened
	Guidance and navigation systems	Military plastic
	Displays	Military hermetic (SMD’s)
	Firing controls	Extreme temperature
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
Media players
Video/multimedia systems
Wearables

Marketing and Customers

The Company markets its products worldwide primarily through a direct sales staff and through electronics distributors to a broad range of customers in diverse industries.  Arrow Electronics Inc. (“Arrow”), the Company’s largest distributor, distributes the Company’s products worldwide.  Arrow is one of the largest distributors of electronic components in the world with revenues of $22.8 billion in their December 2014 fiscal year-end.  Arrow’s global components business segment covers the world’s largest electronics markets - the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific regions.  As of June 28, 2015 and June 29, 2014, Arrow accounted worldwide for 36% and 38% of the Company’s total net accounts receivable, respectively.  Arrow worldwide accounted for 32%, 31% and 31% of the Company’s worldwide net revenues in fiscal 2015, 2014 and 2013, respectively.  Arrow, like the Company’s other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company’s products.

No end customer accounted for more than 10% of the Company’s worldwide net revenues for any of the periods presented.

The Company’s products require a sophisticated technical sales effort.  The Company’s sales organization is divided into domestic and international regions. The Company’s sales offices are located throughout most major metropolitan areas in the United States.  Internationally, the Company has sales offices in or near: Dortmund, Helsinki, London, Milan, Munich, Paris, Copenhagen, Stockholm, Oulu, Stuttgart, Sydney, Melbourne, Beijing, Hong Kong, Tokyo, Nagoya, Osaka, Seoul, Shanghai, Shenzhen, Chengdu, Xian, Wuhan, Singapore, Taipei, Tel Aviv, Bangalore, Montreal, Ottawa, Toronto, Calgary, and Vancouver.

The Company has an agreement with one independent sales representative in South America.  Commissions are paid to sales representatives upon shipments either directly from the Company or through distributors.  The Company has agreements with four independent distributors in North America, five in Europe, three in China, seven in Japan, three in Taiwan, two in Russia, and one each in Korea, Singapore, Malaysia, Thailand, India, South Africa, Philippines, Israel, Brazil, Australia, and New Zealand.

The Company’s agreements with domestic distributors allow for price protection on certain distribution inventory if the Company lowers the prices of its products.  The Company’s agreements with domestic distributors also allow for stock rotation privileges of up to 5% of quarterly purchases, which enable distributors to rotate slow moving inventory.  The Company’s sales to international distributors are made under agreements which permit limited stock return privileges but not sales price rebates.  The agreements generally permit distributors to exchange up to 5% of eligible purchases on a semi-annual basis.  See Critical Accounting Policies and Note 1 of Notes to Consolidated Financial Statements of this Form 10-K, which contains information regarding the Company’s revenue recognition policy.

During fiscal years 2015,  2014 and 2013, international revenues were $1,066.9 million or 72% of revenues, $1,010.3 million or 73% of revenues, and $912.5 million or 71% of revenues, respectively. The Company’s export sales are billed and payable in United States dollars, and thus export sales are generally not directly subject to fluctuating currency exchange rates.  During fiscal years 2015,  2014 and 2013, domestic revenues were $408.2 million or 28% of revenues, $378.1 million or 27% of revenues, and $369.7 million or 29% of revenues, respectively.

The Company’s backlog of released and firm orders was approximately $153.9 million at June 28, 2015 as compared with $187.4 million at June 29, 2014.  The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months.  Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty.  Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month.   Also, the Company’s agreements with certain domestic distributors provide for price protection.  Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

In the operating history of the Company, seasonality of business has not been a material factor, although the results of operations for the first and second fiscal quarters of each year are slightly impacted by customary summer vacation and calendar year-end holidays. In addition, industrial customers typically have stronger demand in the first half of the calendar year.

The Company’s warranty policy provides for the replacement of defective parts.  In certain large contracts, the Company has agreed to negotiate in good faith a product warranty in the event that an epidemic failure of its parts was to take place. To date there have been no significant occurrences of epidemic failure.  Warranty expense has been nominal to date.  Refer to Note 1 of Notes to Consolidated Financial Statements of this Form 10-K, which contains information regarding the Company’s warranty policy.

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

The Company’s basic process technologies include high-speed bipolar, high gain low noise bipolar, radio frequency bipolar, silicon gate complementary metal-oxide semiconductor (“CMOS”) and BiCMOS. The Company also has two proprietary complementary bipolar processes. The Company’s bipolar processes are typically used in linear integrated circuits where high voltages, high power, high frequency, low noise or effective component matching is necessary.  The Company’s proprietary silicon gate CMOS processes provide switch characteristics required for many linear integrated circuit functions, as well as an efficient mechanism for combining linear and digital circuits on the same chip.  The Company’s CMOS processes were developed to address the specific requirements of linear integrated circuit functions.  The complementary bipolar processes were developed to address higher speed analog functions. The Company’s basic processes can be combined with a number of adjunct processes to create a diversity of IC components.  A minor portion of the Company’s wafer manufacturing, particularly very small feature size products, is done at two independent foundries. The accompanying chart provides a brief overview of the Company’s IC process capabilities:

Process Families	Benefits/ Market Advantages	Product Application
P-Well SiGate CMOS	General purpose, stability	Switches, filters, data conversion, chopper amplifiers
N-Well SiGate CMOS	Speed, density, stability	Switches, data conversion
Bi-CMOS	Speed, density, stability, flexibilities	Data conversion, power controller, battery management
High Power Bipolar	Power (100 watts), high current (10 amps)	Linear and smart power products, switching regulators
Low Noise Bipolar	Precision, low current, low noise, high gain	Op amps, voltage references
High Speed Bipolar	Fast, wideband, video high data rate	Op amps, video, comparators, switching regulators
JFETS	Speed, precision, low current	Op amps, switches, sample and hold
Rad-Hard	Total dose radiation hardened	All space products
Complementary Bipolar	Speed, low distortion, precision	Op amps, video amps, converters
CMOS/Thin Films	Stability, precision	Filters, data conversion
High Voltage CMOS	High voltage general purpose compatible with Bipolar	Switches, chopper amplifiers
Bipolar/Thin Films	Precision, stability, matching	Converters, amplifiers
RF Bipolar	High speed, low power	RF wireless, high speed data communications
BCD (Bipolar CMOS DMOS)	Higher density, high speed, lower current	Switchers, controllers

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

After assembly, most products are sent to the Company’s Singapore facility for final testing, inspection and packaging as required.  The Singapore facility opened in fiscal year 1990.  Some products are returned to Milpitas for the same back-end processing.  The Company’s Singapore facility serves as a major warehouse and distribution center with the bulk of the Company’s shipments to end customers originating from this facility.

Manufacturing of individual products, from wafer fabrication through final testing, may take from eight to sixteen weeks.  Since the Company sells a wide variety of device types, and customers typically expect delivery of products within a short period of time following order, the Company maintains a substantial work-in-process and finished goods inventory.

Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal year 2016.

Patents, Licenses and Trademarks

The Company has been awarded 1,258 United States and international patents and has considerable pending and published patent applications outstanding. Although the Company believes that these patents and patent applications may have value, the Company’s future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

As of June 28, 2015, the Company had 1,289 employees involved in research, development and engineering related functions, as compared to 1,244 employees as of June 29, 2014. The Company has remote design centers throughout the United States, as well as in Singapore, China and Germany as part of the Company’s strategy of obtaining and retaining analog engineering design talent.  For fiscal years 2015, 2014, and 2013, the Company’s R&D expense was $266.8 million, $250.4 million and $235.2 million, respectively.  The increase in R&D expense was primarily due to an $8.1 million increase in compensation costs as a result of increases in headcount, annual salary increases and increases in related fringe benefit costs.  In addition, employee profit sharing increased $3.5 million and employee stock-based compensation costs increased $4.0 million.

Government Contracts

The Company currently has no material U.S. Government contracts.

Employees

As of June 28, 2015, the Company had 4,868 employees, including 486 in marketing and sales, 1,289 in research, development and engineering related functions, 2,991 in manufacturing and production, and 102 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

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

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of August 1, 2015, are as follows:

Name	Age	Position
Robert H. Swanson, Jr.	76	Executive Chairman of the Board of Directors
Lothar Maier	60	Chief Executive Officer
Paul Chantalat	65	Vice President Quality and Reliability
Donald P. Zerio	55	Vice President of Finance and Chief Financial Officer; Secretary
Robert C. Dobkin	71	Vice President of Engineering and Chief Technical Officer
Alexander R. McCann	49	Vice President and Chief Operating Officer
Richard Nickson	65	Vice President of North American Sales
David A. Quarles	49	Vice President of International Sales
Donald Paulus	58	Vice President and General Manager, D Power Products
Steve Pietkiewicz	55	Vice President and General Manager, S Power Products
Robert Reay	54	Vice President and General Manager, Mixed Signal Products
Erik M. Soule	51	Vice President and General Manager, Signal Conditioning Products

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

Mr. Zerio has served as Vice President of Finance and Chief Financial Officer of the Company since June 2015. Prior to that Mr. Zerio served as the Company’s Corporate Controller for eleven years, and prior to that, International Controller. Mr. Zerio has over 25 years of financial experience in the technology industry gained from senior financial management positions with large multinational companies, small emerging growth companies and PricewaterhouseCoopers. Mr. Zerio received a B.S. degree in Accounting from the University of Connecticut.

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

ITEM 1A.     RISK FACTORS

A description of the risk factors associated with the Company is set forth below. In addition to the risk factors discussed below, see “Factors Affecting Future Operating Results” included in “Management’s Discussion and Analysis” for further discussion of other risks and uncertainties that may affect the Company.

Fluctuations in consumer and/or corporate spending, including due to uncertainties in the macroeconomic environment, could adversely affect our revenues and profitability.

We depend on demand from the industrial, communication, computer, consumer and automotive end-markets we serve. Our revenues and profitability are based on certain levels of consumer and corporate spending. Reductions or other fluctuations in consumer and/or corporate spending, including as a result of uncertain conditions in the macroeconomic environment, such as government economic or fiscal instability, restricted global credit conditions, reduced demand, imbalanced inventory levels, mortgage failures, fluctuations in interest rates, energy prices, currencies, or other conditions, could adversely affect our revenues and profitability. The impact of general economic sluggishness relating to government debt limits, unemployment issues and other causes can cause customers to be cautious, or delay or reduce orders for our products until these economic uncertainties improve.

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

We generate revenue from thousands of customers worldwide and our revenues are diversified by end-market and geographical region.  Our results in any period, or sequence of periods, may be positively affected by the fact that a customer has designed one of our products into one of their high selling products. This positive effect may not last, however, as our customers frequently redesign their high selling products, especially to lower their products’ costs. In such redesigns, they may decide to no longer use our product or may seek pricing terms from us that we choose not to accede to, thus resulting in the customer ceasing or significantly decreasing its purchases from us. The loss of, or a significant reduction in, purchases by a portion of our customer base, for this or other reasons, such as changes in purchasing practices, could adversely affect our results of operations.  In addition, the timing of customers’ inventory adjustments may adversely affect our results of operations.

We may be unsuccessful in developing and selling new products required to maintain or expand our business.

The markets for our products depend on continued demand for our products in the communications, industrial, computer, high-end consumer and automotive end-markets. The semiconductor industry is characterized by rapid technological change, variations in manufacturing efficiencies of new products, and significant expenditures for capital equipment and product development. New product offerings by competitors and customer demands for increasing linear integrated circuit performance or lower prices may render our products less competitive over time, thus necessitating our continual development of new products.  New product introductions are thus a critical factor for maintaining or increasing future revenue growth and sustained or increased profitability, but they can present significant business challenges because product development commitments and expenditures must be made well in advance of the related revenues, in some cases years. The success of a new product depends on a variety of factors including accurate forecasts of long-term market demand and future technological developments, accurate anticipation of competitors’ actions and offerings, timely and efficient completion of process design and development, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability of the product, and effective marketing, revenue and service.

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

We are dependent on outside silicon foundries for a small portion (roughly 5%) of our wafer fabrication.  As a result, we cannot directly control delivery schedules for these products, which could lead to product shortages, quality assurance problems, increases in the cost of our products and delays in delivering our products to our customers.  If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to our quality standards, our business and relationships with our customers for the limited quantities of products produced by these foundries could be adversely affected.  Finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.  In addition, the manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment.  Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a third party foundry could adversely affect the foundry’s ability to achieve acceptable manufacturing yields and product reliability.

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

During fiscal year 2015, 72% of our revenues were derived from customers in international markets. In addition, we have test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international revenue and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In past years, natural disasters in Japan and Thailand have affected the global marketplace.

Changes in currency exchange rates where the Company conducts business may impact it financially.  As mentioned above, the Company’s revenues and billings are transacted in U.S. dollars.  Recently, the U.S. dollar has significantly strengthened against other currencies.  The strengthening of the U.S. dollar results in the Company’s products being more expensive for certain of its international customers.  Accordingly, the Company’s competitive position may be adversely affected if the U.S. dollar continues to strengthen.  The adverse effect to revenue may be partially offset in operating expenses since the Company generally incurs its foreign operating expenses, primarily labor, in the corresponding local currency.

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

We rely on our internal manufacturing facilities located in California and Washington to fabricate most of our wafers. California is in its fourth year of drought and the state government ordered a mandatory residential reduction in statewide water use in April 2015. In the future, this drought may impact businesses in the form of rate increases and/or mandatory reductions.  Our fabrication process consumes a significant amount of water and we are generally dependent upon water provided by public utilities. We also maintain a well at the California facility; however, we may be restricted on the amount of water we can draw from that well. Restrictions on our access to water could have a significant adverse impact on our business as production at our California facility could be disrupted by the unavailability of water.  In addition, we may be charged more for water or fined for deemed excessive usage which could impact our operating margins if we are not able to pass along price increases to our customers.

We are subject to a variety of domestic and international laws and regulations, including those relating to the use of "conflict minerals", U.S. Customs and Export Regulations and the Foreign Corrupt Practices Act.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Act"), the SEC has promulgated disclosure requirements regarding the use of certain minerals (tantalum, tin, tungsten and gold), which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals.  Certain of the Company’s products contain gold, tungsten and tin.  As a result of the Act, the Company must annually publicly disclose whether it manufactures (as defined in the Act) any products that contain conflict minerals.  Additionally, customers typically rely on the Company to provide critical data regarding the parts they purchase, including conflict mineral information.  The Company’s material sourcing is broad-based and multi-tiered, and it is difficult to verify the origins for conflict minerals used in the products it sells. The Company has many suppliers and each may provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, the Company may face reputational challenges from being unable to sufficiently verify the origins of conflict minerals used in its products.  Additionally, customers may demand that the products they purchase be free of conflict minerals. This may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices.

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

As a global company, our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region.  We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities.  We have a partial tax holiday through July 2015 in Malaysia which we expect to be extended if certain conditions are met and a partial tax holiday in Singapore through August 2019.  The ability to extend such tax holidays beyond their date of expiration cannot be assured.  The Company expects to receive notice of the extension of the partial tax holiday in Malaysia during its first fiscal quarter of 2016. However, the timing and outcome of the notice of extension cannot be assured.  Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability.  In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Finally, jurisdictions could change their tax regulations to include profits that were previously exempt.

We have not provided for U.S. federal and state income taxes on a portion of our undistributed earnings of our non-U.S. subsidiaries that are considered permanently reinvested outside the United States.  It is our intent to keep these funds permanently reinvested outside of the United States and current plans do not demonstrate a need to repatriate them to fund our U.S. operations, but if in the future we decide to repatriate such foreign earnings to fund U.S. operations, we would incur incremental U.S. federal and state income taxes.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

At June 28, 2015, the Company owned the major facilities described below:

No. of Bldgs	Location	Total Sq. Ft	Use
6	Milpitas, California	430,000	Executive and administrative offices, wafer fabrication, test and assembly operations, research and development, sales and marketing, and warehousing and distribution

1	Camas, Washington	105,000	Wafer fabrication
1	Chelmsford, Massachusetts	30,000	Research and development; sales and administration
1	Colorado Springs, Colorado	20,000	Research and development
1	Auburn, New Hampshire	20,000	Research and development
1	Raleigh, North Carolina	20,000	Research and development; sales and administration
2	Singapore (A)	260,000	Test and packaging operations, warehousing and distribution, research and development, and sales and administration
1	Malaysia (B)	350,000	Assembly operations, research and development

(A)           Leases on the land used for this facility expire in 2021 through 2022 with an option to extend the lease for an additional 30 years.

(B)           Leases on the land used for this facility expire in 2054 through 2057.

The Company leases additional design facilities located in: Burlington, Vermont; Santa Barbara, California; Grass Valley, California; Phoenix, Arizona; Dallas, Texas; Munich, Germany; and Hangzhou, China. The Company leases sales offices in the United States in the areas of Chicago, Cleveland, Minneapolis, Philadelphia, Sacramento, San Jose, Denver, Portland, Seattle, Austin, Irvine, Los Angeles and San Diego; and internationally in London, Stockholm, Helsinki, Dortmund, Munich, Stuttgart, Paris, Milan, Sydney, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Beijing, Shanghai, Shenzhen, Chengdu, Xian, Wuhan and Bangalore.  See Note 11 of Notes to Consolidated Financial Statements contained in this Form 10-K.  The Company believes that its existing facilities are suitable and adequate for its business purposes through fiscal year 2016.

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

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended June 28, 2015.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)
Month #1 (March 30, 2015 – April 26, 2015)	—	$—	—	8,953,090
Month #2 (April 27, 2015 - May 24, 2015)	695,547	$46.34	520,295	8,432,795
Month #3 (May 25, 2015 – June 28, 2015)	—	$—	—	8,432,795
Total	695,547	$46.34	520,295	8,432,795

(1) During the quarter ended June 28, 2015, the Company withheld 175,252 shares of restricted stock for $8.2 million to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.  In addition, the Company repurchased 520,295 shares of its common stock in the open market for approximately $24.0 million under an open market repurchase program authorized by the Board of Director in October 2014.

(2) On October 14, 2014, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

Stock Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the S&P 500 and the Philadelphia Semiconductor Index for the period of five years commencing June 27, 2010 and ending June 28, 2015.  The graph assumes that $100 was invested on June 27, 2010 in each of Linear Technology common stock, the S&P 500 Index, and the Philadelphia Semiconductor Index.

ITEM 6.     SELECTED FINANCIAL DATA

The following table includes selected financial data for each of our last five fiscal years.

	2015	2014	2013	2012	2011
In thousands, except per share amounts
Income statement information
Revenues	$1,475,139	$1,388,386	$1,282,236	$1,266,621	$1,483,962
Net income	520,963	459,961	406,925	398,111	580,782
Basic earnings per share	$2.13	$1.91	$1.72	$1.71	$2.52
Diluted earnings per share	2.12	1.90	1.71	1.70	2.50
Weighted average shares outstanding – Basic	244,408	240,498	236,703	233,013	230,806
Weighted average shares outstanding – Diluted	245,218	242,551	237,753	234,298	232,772
Balance sheet information
Cash, cash equivalents and marketable securities	$1,202,722	$1,012,787	$1,524,741	$1,203,059	$922,537
Total assets	1,884,079	1,655,578	2,098,341	1,851,068	1,594,066
Convertible senior notes	—	—	826,629	805,599	785,732
Cash dividends per share	$1.14	$1.06	$1.02	$0.98	$0.94

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Linear Technology Corporation, a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for over three decades. The Company’s products provide an essential bridge between our analog world and the digital electronics in communications, networking, industrial, automotive, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule® subsystems, and wireless sensor network products.

Quarterly revenues of $379.5 million for the fourth quarter of fiscal year 2015 increased $14.1 million or 3.8% over $365.4 million reported in the fourth quarter of fiscal year 2014 and increased $7.5 million or 2.0% over the previous quarter’s revenue of $372.0 million. Net income of $132.7 million increased $3.0 million or 2.3% over the fourth quarter of fiscal year 2014 but decreased $2.5 million or 1.8% from the third quarter of fiscal year 2015. Diluted earnings per share of $0.54 per share in the fourth quarter of fiscal year 2015 increased $0.01 per share or 2% over the fourth quarter of fiscal year 2014 but decreased $0.01 per share or 2% from the third quarter of fiscal year 2015. Net income and diluted earnings per share decreased on a sequential basis primarily due to a higher effective tax rate of 25.25% compared to 22.50% in the third quarter of fiscal 2015.

Revenue for fiscal year 2015 was $1,475.1 million, an increase of $86.7 million or 6.2% over revenue of $1,388.4 million in the prior fiscal year. Net income of $521.0 million for fiscal year 2015 increased $61.0 million or 13.3% over $460.0 million reported in the previous fiscal year. Net income grew at a greater percentage than revenue primarily due to the extinguishment of the Convertible Senior Notes at the end of fiscal 2014. Accordingly, fiscal year 2015 had no related interest expense.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During fiscal years 2015 and 2014, the Company recognized approximately 15% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At June 28, 2015, the Company had approximately $58.8 million of deferred revenue and $11.9 million of deferred cost of sales recognized as $46.9 million of “Deferred income on shipments to distributors.” At June 29, 2014, the Company had approximately $56.8 million of deferred revenue and $11.2 million of deferred cost of sales recognized as $45.6 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment, as the Company offers stock rotation privileges to distributors (up to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company was to have a significant reduction in distributor price or grant significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. During fiscal years 2015 and 2014, the price rebates that have been remitted back to distributors have ranged from $3.5 million to $4.4 million per quarter.

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

	Fiscal Year Ended			Change

	June 28,	June 29,	June 30,	2015	2014
	2015	2014	2013	%	%
Revenues	100.0%	100.0%	100.0%	6%	8%
Cost of sales	24.1	24.4	25.2	5	5
Gross margin	75.9	75.6	74.8	7	9
Expenses:
Research & development	18.1	18.0	18.3	7	6
Selling, general & administrative	11.5	11.5	11.8	6	5
	29.6	29.5	30.1	6	6
Operating margin	46.3	46.1	44.7	7	12
Interest expense	—	(3.0)	(3.8)	—	(15)
Interest and other income	0.2	0.2	0.3	(1)	(34)
Income before income taxes	46.5%	43.3%	41.2%	14	14
Tax rate	24.0%	23.5%	23.1%

 Fiscal year 2015 revenues of $1,475.1 million increased $86.7 million or 6.2% over revenues of $1,388.4 million in fiscal year 2014.  Fiscal year 2015 revenues increased over the prior fiscal year due to increases in revenues in all of the end-markets led by the Industrial and Automotive end-markets. The Company continues to limit its exposure to the Consumer and cell-phone end-markets in favor of the Industrial, Automotive, Communication infrastructure and Military end-markets.  The Company’s bookings in the Industrial, Automotive, Communication infrastructure, and Military end-markets in aggregate were 88% of bookings in fiscal year 2015, as compared to 88% of bookings for fiscal year 2014 and 86% in fiscal 2013.

Revenues in fiscal year 2015 increased over the prior fiscal year due to increases in the number of units shipped and in the average selling price (“ASP”) of units. The number of units shipped in fiscal year 2015 increased 4% to 785.3 million units over 753.8 million units in fiscal year 2014.  The ASP in fiscal year 2015 increased 3% to $1.89 per unit over $1.84 per unit in fiscal year 2014.

Revenues in fiscal year 2015 increased in each major geographic region over revenues in the prior fiscal year. International revenues were $1,066.9 million or 72% of revenues in fiscal year 2015, an increase of $56.6 million over international revenues of $1,010.3 million or 73% of revenues in the previous fiscal year.  Internationally, sales to Rest of World (“ROW”) represented $545.8 million or 37% of revenues, sales to Europe were $292.0 million or 20% of revenues, and sales to Japan were $229.1 million or 15% of revenues.  Domestic revenues were $408.2 million or 28% of revenues in fiscal year 2015, an increase of $30.1 million over domestic revenues of $378.1 million or 27% of revenues in fiscal year 2014.

Fiscal year 2014 revenues of $1,388.4 million increased $106.2 million or 8.3% over revenues of $1,282.2 million in fiscal year 2013.  Fiscal year 2014 revenues increased over the prior fiscal year due to increases in revenues in the Industrial, Automotive, Communication and Consumer end-markets partially offset by lower revenues in the Computer and Military end-markets. The Company’s bookings in the Industrial, Automotive, Communication infrastructure, and Military end-markets in aggregate were 88% of bookings in fiscal year 2014, as compared to 86% of bookings for fiscal year 2013 and 84% in fiscal 2012.

Revenues in fiscal year 2014 increased over the prior fiscal year due to an increase in the number of units shipped while the ASP remained flat. The number of units shipped in fiscal year 2014 increased 9% to 753.8 million units over 691.0 million units in the fiscal year 2013.  The ASP of $1.84 per unit in fiscal years 2014 was flat compared to fiscal year 2013.

Revenues in fiscal year 2014 increased in each major geographic region over revenues in the prior fiscal year 2013.  International revenues were $1,010.3 million or 73% of revenues in fiscal year 2014, an increase of $97.8 million over international revenues of $912.5 million or 71% of revenues in the previous fiscal year.  Internationally, sales to the ROW represented $520.3 million or 38% of revenues, sales to Europe were $267.2 million or 19% of revenues, and sales to Japan were $222.8 million or 16% of revenues.  Domestic revenues were $378.1 million or 27% of revenues in fiscal year 2014, an increase of $8.4 million over domestic revenues of $369.7 million or 29% of revenues in fiscal year 2013.

Gross profit for fiscal year 2015 was $1,119.4 million, an increase of $69.6 million or 6.6% over gross profit of $1,049.8 million in fiscal year 2014.  Gross margin increased to 75.9% in fiscal year 2015 as compared to 75.6% in fiscal year 2014.  The increase in gross margin in fiscal year 2015 was primarily due to spreading fixed costs over a higher revenue base and a higher ASP, partially offset by higher labor, raw material, and electronic component costs.

Gross profit for fiscal year 2014 was $1,049.8 million, an increase of $90.1 million or 9.4% over gross profit of $959.7 million in fiscal year 2013.  Gross margin increased to 75.6% in fiscal year 2014 as compared to 74.8% in fiscal year 2013.  The increase in gross margin in fiscal year 2014 was primarily due to spreading fixed costs over a higher revenue base.

Research and development (“R&D”) expense for fiscal year 2015 was $266.8 million, an increase of $16.4 million or 6.5% over R&D expense of $250.4 million in fiscal year 2014.  The increase in R&D expense was primarily due to an $8.1 million increase in compensation costs as a result of increases in headcount, annual salary increases and increases in related fringe benefit costs.  In addition, employee profit sharing increased $3.5 million and employee stock-based compensation costs increased $4.0 million.

R&D expense for fiscal year 2014 was $250.4 million, an increase of $15.2 million or 6.5% over R&D expense of $235.2 million in fiscal year 2013.  The increase in R&D expense was primarily due to an $8.0 million increase in compensation costs as a result of increases in headcount, annual salary increases and increases in related fringe benefit costs.  In addition, employee profit sharing increased $4.5 million and employee stock-based compensation costs increased $0.7 million.  Other R&D expense increased $2.0 million primarily due to patent fees and travel costs.

Selling general and administrative (“SG&A”) expense for fiscal year 2015 was $170.0 million, an increase of $10.4 million or 6.5% over SG&A expense of $159.6 million in fiscal year 2014.   The increase in SG&A expense was primarily due to a $2.1 million increase in compensation costs primarily due to annual salary increases and commission costs. In addition, employee profit sharing increased $2.8 million and employee stock-based compensation increased $2.2 million.  Other SG&A expenses increased $3.3 million primarily due to advertising and legal expenses.

SG&A expense for fiscal year 2014 was $159.6 million, an increase of $8.2 million or 5.5% over SG&A expense of $151.4 million in fiscal year 2013.   The increase in SG&A expense was primarily due to a $4.8 million increase in compensation costs primarily due to annual salary increases, commission costs and increases in related fringe benefit costs. In addition, employee profit sharing increased $3.5 million and employee stock-based compensation increased $0.4 million.  These increases were partially offset by a $0.5 million decrease in other SG&A expenses primarily due to lower legal expenses.

As a result of the conversion of the Company’s 3.00% Convertible Senior Notes at the end of the fiscal year 2014 the Company had no related interest expense in fiscal year 2015. Accordingly, interest expense decreased $41.2 million from the prior fiscal year.

Interest expense for fiscal year 2014 was $41.2 million, a decrease of $7.1 million from $48.3 million in fiscal year 2013 due to the May 1, 2014 conversion of the Company’s 3.00% Convertible Senior Notes (the “Notes”). As a result of the conversion, holders of the Notes received the principal amount of $845.1 million in cash.  The remaining conversion premium was settled in shares of the Company’s common stock totaling approximately 2.9 million shares.  There was no gain or loss recognized as a result of the conversion.

Interest and other income for fiscal year 2015 was $2.7 million and remained flat with the interest and other income of $2.7 million in fiscal year 2014.  The average interest rate earned increased during the current fiscal year; however, interest income was unchanged due to lower cash, cash equivalents and marketable security balances as a result of the debt extinguishment of the Notes and marginally due to higher foreign currency exchange losses on non-trade foreign receivables.

Interest and other income for fiscal year 2014 was $2.7 million, a decrease of $1.4 million or 33.5% from interest and other income of $4.1 million in fiscal year 2013.   Interest income decreased primarily due to a decrease in the average interest rate earned on the Company’s cash, cash equivalents and marketable securities balance, as well as due to lower cash, cash equivalent and marketable securities balances as a result of the debt extinguishment of the Notes.

The Company’s effective income tax rate was 24.0% in fiscal year 2015 compared to 23.5% in fiscal year 2014.  Each period benefited from similar discrete items, primarily the retroactive reinstatement of the Federal Research and Development Tax Credit (“R&D Tax Credit”) for the prior calendar year in 2013 and again in 2014 and the release of tax reserves in each period due to the expiration of open fiscal years that were previously subject to audit.

The Company’s effective income tax rate was 23.5% in fiscal year 2014 compared to 23.1% in fiscal year 2013.  The increase in the effective income tax rate from the prior year periods was primarily due to the expiration of the R&D Tax Credit that had occurred on December 31, 2013.  Accordingly, the annual effective tax rate for fiscal 2014 includes the benefit of the R&D Tax Credit for six months.

The Company’s effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday in Singapore through August 2019 and a partial tax holiday through July 2015 in Malaysia, which the Company expects to be extended if certain conditions are met.  The Company expects to receive notice of the extension of the partial tax holiday in Malaysia during its first fiscal quarter of 2016. However, the timing and outcome of the notice of extension cannot be assured. The Company also receives tax benefits as a domestic manufacturer and from R&D tax credits when that benefit is in effect.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Annual Report on Form 10-K, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during a fiscal period, timely ramp-up of new facilities, the timely introduction of new processes and products; fluctuations in costs associated with utilities, transportation and raw materials; currency fluctuations; the effects of adverse economic and financial conditions in the United States and throughout the world; and other factors described below and in “Item 1A – Risk Factors” section of this Annual Report on Form 10-K.

Quarterly revenues of $379.5 million for the fourth quarter of fiscal year 2015 increased $7.5 million or 2.0% over the previous quarter's revenue of $372.0 million. The Company’s quarterly industry leading gross margin and operating margin percentages remained relatively steady at 76.1% and 46.5% while earnings per share declined $0.01 to $0.54 primarily due to a higher tax rate. For the fiscal year, revenue grew 6.2% to $1,475.1 million, while earnings per share increased 11.6% to $2.12. The fourth quarter is typically a strong quarter for the Company, although there were some concerns with global macroeconomic conditions that tempered expectations. As the quarter progressed, these conditions appeared to worsen and bookings slowed considerably. The bookings decline was broad based across all major markets and regions. The Company’s largest market, Industrial, suffered the largest decline followed by the Computer market which appears to be weak for the entire industry. In the early weeks of the first quarter of fiscal year 2016, bookings have improved. However, due to the decline in bookings received in the fourth quarter of fiscal year 2015, coupled with a sluggish global economic environment, the Company is anticipating a difficult first fiscal quarter in fiscal year 2016. The Company forecasts revenue to decline sequentially in the 7% - 12% range. The Company is optimistic that this will be a short down cycle and that this is temporary weakness experienced as customers react to global uncertainties and adjust their inventories to match their cautiousness and end customer demand.  Design activity remains robust and the Company sees many opportunities where new products may require our innovative analog solutions.

Liquidity and Capital Resources

At June 28, 2015, cash, cash equivalents and marketable securities totaled $1,202.7 million, an increase of $189.9 million from the June 29, 2014 balance. Major uses of cash provided by operating activities of $598.9 million were (i) cash dividends of $278.4 million, representing $1.14 per share for fiscal year 2015, (ii) $93.8 million to purchase 2.2 million shares of the Company’s common stock in the open market and, (iii) $30.4 million to purchase 0.7 million shares to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards. Working capital at June 28, 2015 was $1,401.8 million.

The Company’s accounts receivable balance of $179.3 million at the end of fiscal year 2015 increased $5.9 million over the June 29, 2014 balance of $173.3 million. The increase is primarily due to higher shipments in the fourth quarter of fiscal year 2015 as compared to the fourth quarter of fiscal year 2014.  Inventory totaled $99.9 million at the end of fiscal year 2015, an increase of $8.6 million over the prior year balance.  The increase in inventory was primarily due to an increase in the Company’s work in process inventory, primarily diebank, as well as in the finished goods inventory. The Company increased inventory levels for its newer products and increased its finished goods level to build up shippable inventory to meet anticipated sales.

The Company’s net property, plant and equipment balance of $287.7 at the end of fiscal year 2015 increased $10.7 million over the prior year balance. Fixed asset additions totaled $62.6 million primarily for procurement of assembly, test and wafer fabrication equipment.  Depreciation expense was $51.9 million during fiscal year 2015.

In July 2015, the Company’s Board of Directors declared a cash dividend of $0.30 per share.  The $0.30 per share dividend will be paid on August 26, 2015 to stockholders of record on August 14, 2015.  The payment of future dividends will be based on financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities should be sufficient to meet its liquidity and capital expenditures for the foreseeable future.

On October 23, 2013, the Company entered into a $100.0 million credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”).  The Company originally entered into the Credit Agreement to enhance cash deployment flexibility in connection with the conversion of its Notes and potential onshore cash requirements post-conversion.  On July 27, 2015, the Credit Agreement was amended to increase the size of the line of credit to $150.0 million and to extend the maturity date from October 23, 2015 to July 27, 2017. The Company has not utilized the Credit Agreement to date. For further information on the Credit Agreement, see Note 7 of Notes to Consolidated Financial Statements.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at June 28, 2015 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

(In thousands)		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (1)	$9,529	$3,154	$3,374	$2,050	$951
Line of credit agreement (2)	—	—	—	—	—
Total	$9,529	$3,154	$3,374	$2,050	$951

(1) The Company leases some of its facilities under non-cancelable operating leases that expire at various dates through fiscal 2057.  See Note 11 of Notes to Consolidated Financial Statement contained in this Form 10-K for additional information about operating leases.

(2) During the second quarter of fiscal year 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association providing for a $100.0 million unsecured revolving line of credit.  On July 27, 2015, the Credit Agreement was extended for two years with similar terms for $150.0 million. The Company has not utilized the Credit Agreement to date.

Off-Balance Sheet Arrangements

As of June 28, 2015, the Company had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The Company’s cash equivalents and marketable securities are subject to market risk, primarily interest rate and credit risk.  The Company’s investments are managed by outside professional managers within investment guidelines set by the Company.  Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.  Based upon the weighted average duration of the Company’s investments at June 28, 2015, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company’s investments totaling approximately $9.3 million.  Such losses would only be realized if the Company sold the investments prior to maturity. These investments are reported at fair value with the related unrealized gains or losses reported in accumulated other comprehensive income, a component of stockholders’ deficit. The Company generally holds securities until maturity.

Foreign exchange risk

The Company’s sales outside the United States are transacted in U.S. dollars; accordingly, the Company’s sales are not generally impacted by foreign currency rate changes. The operations outside of the United States incur operating expenses denominated in foreign currencies. The results of operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates. The Company has not entered into any foreign currency exchange contracts to hedge foreign exchange risk.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	June 28,	June 29,	June 30,
For the year ended	2015	2014	2013
Revenues	$1,475,139	$1,388,386	$1,282,236
Cost of sales(1)	355,727	338,580	322,516
Gross profit	1,119,412	1,049,806	959,720
Expenses:
Research and development (1)	266,761	250,434	235,184
Selling, general and administrative(1)	169,952	159,642	151,382
Total operating expenses	436,713	410,076	386,566
Operating income	682,699	639,730	573,154
Interest expense(2)	—	(41,168)	(48,343)
Interest income and other income	2,690	2,706	4,070
Income before income taxes	685,389	601,268	528,881
Provision for income taxes	164,426	141,307	121,956
Net income	$520,963	$459,961	$406,925
Basic earnings per share	$2.13	$1.91	$1.72
Shares used in the calculation of basic earnings per share	244,408	240,498	236,703
Diluted earnings per share	$2.12	$1.90	$1.71
Shares used in the calculation of diluted earnings per share	245,218	242,551	237,753
Cash dividends per share	$1.14	$1.06	$1.02

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$8,966	$8,074	$7,912
Research and development	41,584	37,624	36,904
Selling, general and administrative	21,581	19,430	19,049
(2) Amortization of debt discount (non-cash interest expense)	—	18,458	21,029

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	June 28,	June 29,	June 30,
For the year ended	2015	2014	2013
Net income	$520,963	$459,961	$406,925
Other comprehensive income, net of tax:
Net changes in unrealized gains (losses) on available-for-sale securities	206	621	(431)
Total comprehensive income	$521,169	$460,582	$406,494

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 28,	June 29,
As of	2015	2014
Assets
Current assets:
Cash and cash equivalents	$195,679	$157,323
Marketable securities	1,007,043	855,464
Accounts receivable, net of allowances ($1,651) and ($1,653)	179,264	173,340
Inventories:
Raw materials	10,668	10,544
Work-in-process	66,572	62,695
Finished goods	22,621	18,071
Total inventories	99,861	91,310
Deferred tax assets	48,493	46,294
Prepaid expenses and other current assets	54,412	40,982
Total current assets	1,584,752	1,364,713
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	243,977	237,809
Manufacturing and test equipment	730,719	681,071
Office furniture and equipment	6,727	6,028
	1,010,260	953,745
Accumulated depreciation and amortization	(722,518)	(676,665)
Net property, plant and equipment	287,742	277,080
Identified intangible assets, net and goodwill	11,585	13,785
Total noncurrent assets	299,327	290,865
Total assets	$1,884,079	$1,655,578
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,608	$28,221
Accrued payroll and related benefits	98,498	88,326
Deferred income on shipments to distributors	46,860	45,619
Income taxes payable	5,822	41,731
Other accrued liabilities	14,130	11,218
Total current liabilities	182,918	215,115
Deferred tax liabilities	85,612	67,999
Other long-term liabilities	37,622	41,095
Total liabilities	306,152	324,209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 239,751 shares issued and outstanding (239,096 as of June 29, 2014)	240	239
Additional paid-in capital	2,052,250	1,947,767
Accumulated other comprehensive income, net of tax	561	355
Accumulated deficit	(475,124)	(616,992)
Total stockholders’ equity	1,577,927	1,331,369
Total liabilities and stockholders’ equity	$1,884,079	$1,655,578

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	June 28,	June 29,	June 30,
For the year ended	2015	2014	2013
Cash flow from operating activities:
Net income	$520,963	$459,961	$406,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,098	51,255	55,366
Stock-based compensation	72,131	65,128	63,865
Amortization of convertible senior notes discount	—	18,458	21,029
Excess tax benefit from stock-based compensation	(15,190)	(11,038)	—
Change in operating assets and liabilities:
Accounts receivable	(5,924)	(28,066)	7,816
Inventories	(8,551)	(4,081)	(7,565)
Prepaid expenses, other current assets and deferred tax assets	(3,816)	1,464	(2,159)
Long-term assets	—	—	1,426
Accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	(1,496)	21,038	(4,727)
Deferred income on shipments to distributors	1,241	1,531	2,755
Income taxes payable	(14,537)	20,777	19,203
Cash provided by operating activities	598,919	596,427	563,934

Cash flow from investing activities:
Purchase of marketable securities	(886,222)	(1,496,652)	(1,181,592)
Proceeds from sale and maturities of available-for-sale securities	734,961	2,039,216	772,968
Purchase of property, plant and equipment	(62,560)	(37,669)	(17,640)
Cash (used in) provided by investing activities	(213,821)	504,895	(426,264)

Cash flow from financing activities:
Extinguishment of Convertible Senior Notes	—	(845,087)	—
Excess tax benefit from stock-based compensation	15,190	11,038	—
Issuance of common stock under employee stock plans	40,712	100,491	102,590
Purchase of common stock	(124,240)	(81,786)	(85,699)
Payment of cash dividends	(278,404)	(255,305)	(241,329)
Cash used in financing activities	(346,742)	(1,070,649)	(224,438)

Increase (decrease) in cash and cash equivalents	38,356	30,673	(86,768)
Cash and cash equivalents, beginning of year	157,323	126,650	213,418
Cash and cash equivalents, end of year	$195,679	$157,323	$126,650

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$186,920	$119,797	$99,720
Cash paid for interest expense	$—	$21,127	$25,485

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Accumulated
	Common Stock			Other		Total
			Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balance at July 1, 2012	230,034	230	1,587,815	165	(851,702)	736,508
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	5,392	5	102,585	—	—	102,590
Tax deficit from stock transactions	—	—	(521)	—	—	(521)
Purchase and retirement of common stock	(2,401)	(2)	(17,248)	—	(68,449)	(85,699)
Cash dividends - $1.02 per share	—	—	—	—	(241,329)	(241,329)
Stock-based compensation	—	—	63,865	—	—	63,865
Unrealized loss on available-for-sale investments, net of tax effect	—	—	—	(431)	—	(431)
Net income	—	—	—	—	406,925	406,925
Balance at June 30, 2013	233,025	233	1,736,496	(266)	(754,555)	981,908
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	5,059	5	100,483	—	—	100,488
Excess tax benefits from stock-based compensation	—	—	11,038	—	—	11,038
Purchase and retirement of common stock	(1,896)	(2)	(14,691)	—	(67,093)	(81,786)
Release of deferred tax liabilities as a result of the conversion of Convertible Senior Notes	—	—	49,313	—	—	49,313
Shares issued as conversion premium for the conversion of Convertible Senior Notes	2,908	3	—	—	—	3
Cash dividends - $1.06 per share	—	—	—	—	(255,305)	(255,305)
Stock-based compensation	—	—	65,128	—	—	65,128
Unrealized gain on available-for-sale investments, net of tax effect	—	—	—	621	—	621
Net income	—	—	—	—	459,961	459,961
Balance at June 29, 2014	239,096	239	1,947,767	355	(616,992)	1,331,369
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	3,502	4	40,708	—	—	40,712
Excess tax benefits from stock-based compensation	—	—	15,190	—	—	15,190
Purchase and retirement of common stock	(2,847)	(3)	(23,546)	—	(100,691)	(124,240)
Cash dividends - $1.14 per share	—	—	—	—	(278,404)	(278,404)
Stock-based compensation	—	—	72,131	—	—	72,131
Unrealized gain on available-for-sale investments, net of tax effect	—	—	—	206	—	206
Net income	—	—	—	—	520,963	520,963
Balance at June 28, 2015	239,751	$240	$2,052,250	$561	$(475,124)	$1,577,927

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Significant Accounting Policies

Description of Business

Linear Technology Corporation (together with its consolidated subsidiaries, "Linear," “Linear Technology” or the “Company”), a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for over three decades. The Company’s products provide an essential bridge between our analog world and the digital electronics in communications, networking, industrial, automotive, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule® subsystems, and wireless sensor network products.  The Company is a Delaware corporation; it was originally organized and incorporated in California in 1981.

Basis of Presentation

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30. Fiscal years 2015, 2014 and 2013 were 52-week years. Fiscal year 2016 will be a 53-week fiscal year, with the additional week falling in the second quarter of fiscal year 2016.

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

Investments with maturities over three months at the time of purchase are classified as marketable securities.  At June 28, 2015 and June 29, 2014, the Company’s marketable securities balance consisted primarily of debt securities in municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities.  The Company’s marketable securities are managed by outside professional managers within investment guidelines set by the Company.  The Company’s investment guidelines generally restrict the professional managers to high quality debt instruments with a credit rating of AAA.   Within the Company’s investment policy there is a provision that allows the Company to hold AA+ securities under certain circumstances.  The Company’s investments in debt securities are classified as available-for-sale.  Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheets.  The Company classifies investments with maturities greater than twelve months as current as it considers all investments as a potential source of operating cash regardless of maturity date.  The cost of securities matured or sold is based on the specific identification method.

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

Concentrations of Credit Risk

The Company’s investment policy restricts investments to high credit quality investments with maturities of three years or less and limits the amount invested with any one issuer.  Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company’s customers, customer end-markets, and customer geographical locations.  The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, primarily letters of credit, as deemed necessary.

Arrow Electronics Inc. (“Arrow”), the Company’s largest distributor, distributes the Company’s products worldwide.  Arrow is one of the largest distributors of electronic components in the world with revenues of $22.8 billion in their December 2014 fiscal year-end.  Arrow’s global components business segment covers the world’s largest electronics markets - the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific regions.  As of June 28, 2015 and June 29, 2014, Arrow worldwide accounted for 36% and 38% of the Company’s total net accounts receivable, respectively.  Arrow worldwide accounted for 32%,  31% and 31% of the Company’s worldwide net revenues in fiscal 2015, 2014 and 2013, respectively.  Arrow, like the Company’s other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company’s products.

No end customer accounted for more than 10% of the Company’s worldwide net revenues for any of the periods presented.

The Company’s assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations.  However, the Company’s foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk.  For the three years ended June 28, 2015, the Company did not utilize derivative instruments to hedge foreign currency risk or for any other purpose.  Gains and losses resulting from foreign currency fluctuations are recognized in income.

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

Property, Plant and Equipment and Other Non-Current Assets

Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is generally 5-10 years for equipment and 10-30 years for buildings.  Leasehold improvements are amortized over the shorter of the asset’s useful life or the expected term of the lease.  Depreciation expense for fiscal years 2015, 2014, and 2013 was $51.9 million, $49.1 million and $49.4 million, respectively.

Other non-current assets consist of intangible assets totaling $9.4 million and goodwill totaling $2.2 million.  Intangible assets are amortized over their estimated useful lives of 5 to 10 years using the straight-line method of amortization.

The Company performs reviews of its long-lived assets for impairment whenever events or changes in circumstance indicate the carrying value may not be recoverable or that the useful life is shorter than originally estimated.

Long-lived assets by geographic area were as follows, net of accumulated depreciation:

	June 28,	June 30,
In thousands	2015	2014
United States	$189,248	$187,464
Malaysia	51,356	54,539
Singapore	58,375	48,426
Other	348	436
Total long-lived assets	$299,327	$290,865

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The Company tests goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis or more frequently if the Company believes indicators of impairment exist. During fiscal year 2015, the Company performed a qualitative assessment to test goodwill for impairment. Based on the qualitative assessment, if the Company determines that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the two step impairment test will be performed.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill.  The Company generally determines the fair value of the Company’s reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.  No impairment charges were recorded associated with the Company’s goodwill and intangible assets for any of the periods presented.

Advertising Expense

The Company expenses advertising costs in the period in which they occur. Advertising expenses for fiscal years 2015, 2014, and 2013 were approximately $5.9 million, $5.5 million and $5.4 million, respectively.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  The Company recognized approximately 15% of net revenues in fiscal year 2015 from North American (“domestic”) distributors.  Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 5% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor’s purchase price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  “Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor, however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors. During fiscal years 2015 and 2014, these price rebates that have been remitted back to distributors have ranged from $3.5 million to $4.4 million per quarter.  The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product to the end customers.

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

Product Warranty and Indemnification

The Company’s warranty policy provides for the replacement of defective parts.  In certain large contracts, the Company has agreed to negotiate in good faith a product warranty in the event that an epidemic failure of its parts was to take place. To date there have been no significant occurrences of epidemic failure.  Warranty expense historically has been immaterial.

The Company provides a limited indemnification for certain customers against intellectual property infringement claims related to the Company’s products. In certain cases, there are limits on and exceptions to the Company’s potential liability for indemnification relating to intellectual property infringement claims.  To date, the Company has not incurred any significant indemnification expenses relating to intellectual property infringement claims.  The Company cannot estimate the amount of potential future payments, if any, which the Company might be required to make as a result of these agreements, and accordingly, the Company has not accrued any amounts for its indemnification obligations.

Stock-Based Compensation

The Company has equity incentive plans, which are described more fully in “Note 2: Stock-Based Compensation.”  Stock-based compensation is measured at the grant date, based on the fair value of the award.  The Company’s equity awards granted in fiscal years 2015 and 2014 were restricted stock awards. Stock-based compensation cost for restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options as determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term and stock price volatility to determine the fair value of a stock option.  The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.  The Company amortizes restricted stock and stock option award compensation cost straight-line over the awards vesting period, which is generally 5 years.

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

Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock and unvested restricted stock outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding, plus the dilutive effect of stock options and restricted stock units calculated using the treasury stock method, and prior to fiscal year 2015, the dilutive effect of the conversion premium related to the Convertible Senior Notes (the “Notes”).  The dilutive effect of stock options and restricted stock units for fiscal years 2015, 2014, and 2013 was 810,000,  1,173,000, and 1,050,000 shares, respectively.  There were no out-of-the-money stock options that had to be excluded from the weighted average diluted common shares outstanding for fiscal years 2015 and 2014.  The weighted average diluted common shares outstanding for fiscal years 2013 excludes the effect of approximately 4,391,000 stock options that if included would be anti-dilutive.

There was no dilutive effect from the conversion premium in the calculation of diluted earnings per common shares for the current fiscal year, because of the debt extinguishment of the Notes at the end of fiscal year 2014. In fiscal year 2014 the Company included the dilutive effect of 879,000 shares for the conversion premium related to the Notes in the calculation of diluted earnings per common share because the average-per-share market price of the Company’s common stock was above the conversion price during the fiscal year prior to the conversion on May 1, 2014.  The conversion premium was not included in the calculation of diluted earnings per common share in fiscal year 2013 because the average-per-share market price was below the conversion price during that fiscal year.

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

Export sales by geographic area in fiscal years 2015, 2014, and 2013 were as follows:

	June 28,	June 29,	June 30,
In thousands	2015	2014	2013
Europe	$291,988	$267,219	$235,300
Japan	229,110	222,792	190,400
Rest of the world	545,828	520,322	486,800
Total export sales	$1,066,926	$1,010,333	$912,500

Recently Announced Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606). On July 9, 2015, the FASB agreed to delay the effective date by one year from the first quarter of fiscal year 2018. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2019. Early adoption is permitted, but not before the original effective date of the standard. The core principle of ASU No. 2014-09 is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 provides for one of the two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application.  The Company is currently evaluating the impact of ASU No. 2014-09 on its consolidated financial statements and which transition method to elect.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Each reporting period, management is required to assess whether there is substantial doubt about an entity’s ability to continue as a going concern and if so to provide related footnote disclosures. The new guidance is effective for annual and interim periods ending after December 15, 2016. Early adoption is permitted. This ASU is not expected to have an impact on the Company’s financial statements or disclosures.

Note 2.  Stock-Based Compensation

Equity Incentive Plans

The Company currently has a 2010 Equity Incentive Plan, under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares and Performance Units.  Prior to its expiration in July 2015, the Company also had a 2005 Equity Incentive Plan, under which it could grant similar awards.  Under the plans, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options, Restricted Stock and Restricted Stock Units.  At June 28, 2015,  19.6 million shares were available for grant under the plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options vest over a five-year period (generally 10% every six months) based upon continued employment.   Options expire seven years after the date of the grant. The Company’s last stock option grant to an employee was in January 2009.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At June 28, 2015,  0.5 million shares were available for issuance under the ESPP.

The following is a brief description of each of the Company’s equity incentive plans:

2010 Equity Incentive Plan.  The 2010 Equity Incentive Plan enables the Company to issue Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performances Shares and Performance Units.  Under the 2010 Equity Incentive Plan, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.

2005 Equity Incentive Plan.  The 2005 Equity Incentive Plan expired in July 2015. Prior to its expiration, the plan enabled the Company to issue Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performances Shares and Performance Units.  Under the 2005 Equity Incentive Plan, the Company could grant awards to employees, executive officers, directors and consultants who provided services to the Company.

2005 Employee Stock Purchase Plan.  The 2005 Employee Stock Purchase Plan provides employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions.  The maximum number of shares that may be issued to any one participant in any six-month offering period under the ESPP is currently 300 shares.

As of June 28, 2015 there was approximately $205.5 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the fiscal year ended June 28, 2015,  1.3 million stock options were exercised for a gain (aggregate intrinsic value) of $30.8 million determined as of the date of option exercise.

Stock Options

The following table summarizes the stock option activity and related information under all stock option plans:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock Options	Exercise	Contract	Intrinsic
	Outstanding	Price	Life (Years)	Value
Outstanding options, July 1, 2012	11,080,860	$31.12
Granted	—	—
Forfeited and expired	(1,028,250)	37.28
Exercised	(3,316,280)	28.42
Outstanding options, June 30, 2013	6,736,330	$31.51
Granted	—	—
Forfeited and expired	(1,915,375)	41.19
Exercised	(3,010,856)	30.44
Outstanding options, June 29, 2014	1,810,099	$23.05
Granted	—	—
Forfeited and expired	—	—
Exercised	(1,328,337)	23.17
Outstanding options, June 28, 2015	481,762	$22.75	0.55	$10,720,537
Vested and expected to vest at June 28, 2015	481,762	$22.75	0.55	$10,720,537
Options vested and exercisable at:
June 30, 2013	5,529,186	33.42
June 29, 2014	1,809,099	23.05
June 28, 2015	481,762	22.75	0.55	$10,720,537

The following table sets forth certain information with respect to employee stock options outstanding and exercisable at June 28, 2015:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Stock Options	Exercise	Contractual	Stock Options	Exercise
Range of Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price
$22.74-$22.74	481,262	$22.74	0.55	481,262	$22.74
$29.71-$29.71	500	29.71	1.55	500	29.71
$22.74-$29.71	481,762	$22.75	0.55	481,762	$22.75

Restricted Awards

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

		Weighted-
	Restricted Awards	Average Grant-
	Outstanding	Date Fair Value
Non-vested at July 1, 2012	5,398,008	$30.67
Granted	2,190,049	32.81
Vested	(1,779,799)	30.54
Forfeited	(139,985)	30.80
Non-vested at June 30, 2013	5,668,273	$31.54
Granted	2,367,730	43.49
Vested	(1,789,488)	30.37
Forfeited	(129,428)	33.36
Non-vested at June 29, 2014	6,117,087	$36.46
Granted	2,495,074	44.71
Vested	(1,903,091)	34.63
Forfeited	(127,306)	36.70
Non-vested at June 28, 2015	6,581,764	$40.13

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

The Company’s Level 1 assets consist of investments in money-market funds and United States Treasury securities that are actively traded.  The Company’s Level 2 assets consist of municipal bonds, obligations of U.S. government-sponsored enterprises, corporate debt and commercial paper that are less actively traded in the market, but where quoted market prices exist for similar instruments that are actively traded.  The Company determines the fair value of its Level 2 assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter.  The Company had no Level 3 assets in fiscal years 2015 and 2014.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 28, 2015:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury
securities and money-market funds	$427,800	$—	$427,800
Investments in municipal bonds,
obligations of U.S. government-	—	677,899	677,899
sponsored enterprises and commercial paper
Total assets measured at fair value	$427,800	$677,899	$1,105,699

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 29, 2014:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury
securities and money-market funds	$443,635	$—	$443,635
Investments in municipal bonds,
obligations of U.S. government-	—	446,931	446,931
sponsored enterprises and commercial paper
Total assets measured at fair value	$443,635	$446,931	$890,566

Note 4.  Marketable Securities

The following is a summary of cash equivalents and marketable securities at June 28, 2015 and June 29, 2014:

	June 28, 2015
	Amortized	Unrealized	Unrealized
In thousands	Cost	Gain	(Loss) (1)	Fair Value
U.S. Treasury securities	$364,925	$618	$(6)	$365,537
Obligations of U.S. government-sponsored enterprises	258,519	299	(1)	258,817
Municipal bonds	138,419	26	(80)	138,365
Corporate debt securities and other	280,699	21	(3)	280,717
Money market funds	62,263	—	—	62,263
Total	$1,104,825	$964	$(90)	$1,105,699
Amounts included in:
Cash equivalents	$98,657	$—	$(1)	$98,656
Marketable securities	1,006,168	964	(89)	1,007,043
Total	$1,104,825	$964	$(90)	$1,105,699

	June 29, 2014

	Amortized	Unrealized	Unrealized
In thousands	Cost	Gain	(Loss) (1)	Fair Value
U.S. Treasury securities	$426,777	$455	$(2)	$427,230
Obligations of U.S. government-sponsored enterprises	133,131	46	(2)	133,175
Municipal bonds	60,267	49	(4)	60,312
Corporate debt securities and other	253,429	18	(3)	253,444
Money market funds	16,405	—	—	16,405
Total	$890,009	$568	$(11)	$890,566
Amounts included in:
Cash equivalents	$35,101	$—	$—	$35,101
Marketable securities	854,908	568	(11)	855,465
Total	$890,009	$568	$(11)	$890,566

(1) The Company evaluated the nature of the investments with a loss position at June 28, 2015 and June 29, 2014, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary.  The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of June 28, 2015 and June 29, 2014.

The estimated fair value of investments in debt securities by effective maturity date, is as follows:

	June 28,	June 29,
In thousands	2015	2014
Due in one year or less	$605,726	$470,453
Due after one year through three years	401,317	385,011
Total	$1,007,043	$855,464

Note 5.  Goodwill and Intangible Assets

On December 20, 2011, the Company acquired 100% of the outstanding stock of privately held Dust Networks ("Dust") of Hayward, California, a provider of low power wireless sensor network technology. As a result of the acquisition the Company recorded goodwill and intangible assets during fiscal year 2012.

Goodwill

The goodwill balance of $2.2 million at June 28, 2015 is attributable to the acquisition of Dust.  There were no changes to the goodwill balance for the year ended June 28, 2015. The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable.  The Company expects that none of the goodwill will be deductible for tax purposes.

Intangible Assets

Attributable to the acquisition of Dust the Company recorded intangible assets of $13.1 million for intellectual property and $4.0 million for customer relationships.  The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable.  Finite-intangible assets are amortized on a straight-line basis over their estimated useful lives that is expected to reflect the estimated pattern of economic use.

The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 5.7 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years

Intangible assets consisted of the following:

In thousands	June 28, 2015

		Accumulated
	Original Cost	Amortization	Net
Intellectual property	$13,100	$(6,300)	$6,800
Customer relationships	4,000	(1,400)	2,600
Total intangible assets	$17,100	$(7,700)	$9,400

In thousands	June 29, 2014

		Accumulated
	Original Cost	Amortization	Net
Intellectual property	$13,100	$(4,500)	$8,600
Customer relationships	4,000	(1,000)	3,000
Total intangible assets	$17,100	$(5,500)	$11,600

Amortization expense associated with intangible assets for fiscal year 2015, 2014, and 2013 was $2.2 million, $2.2 million and $6.0 million, respectively.  Amortization expense for intangible assets is estimated to be $2.2 million in fiscal year 2016, $1.7 million in fiscal year 2017, $1.2 million in fiscal year 2018, $1.2 million in fiscal year 2019, $1.2 million in fiscal year 2020 and $1.8 million thereafter.

Note 6.  Convertible Senior Notes

During the fourth quarter of fiscal year 2007, the Company issued $1.7 billion aggregate principal amount of Convertible Senior Notes (the “Notes”).  The Notes paid cash interest ranging from 3.00% to 3.125% semiannually.  The Company used the entire net proceeds of the offering to fund a portion of its repurchase of $3.0 billion of its common stock pursuant to an accelerated stock repurchase transaction.

In accordance with the provisions of ASC 470-20-10 to 35, the Company recognized an effective interest rate of 5.69% on the carrying value of the Notes. The difference between the effective interest rate of 5.69% and the Notes cash coupon rates of 3.00% to 3.125% resulted in non-cash interest expense from the amortization of debt discount representing the equity feature of the Notes.

On May 1, 2014 the Company executed the conversion of the outstanding principal amount of the Notes totaling $845.1 million.  Based upon the conversion price of $40.68 per share, each $1,000 principal amount of the Notes was converted at a rate of 24.582 shares of the Company’s common stock.  As a result of the conversion, holders of the Notes received the principal amount of $845.1 million in cash and the remaining conversion premium was settled in shares of the Company’s common stock totaling approximately 2.9 million shares.  There was no gain or loss recognized as a result of the conversion.

Prior to the conversion, interest expense related to the Notes included in interest expense on the condensed consolidated statements of income for fiscal years 2015, 2014, and 2013 was as follows:

In thousands	June 28,	June 29,	June 30,
	2015	2014	2013

Contractual coupon interest	$—	$21,127	$25,353
Amortization of debt discount	—	18,458	21,029
Amortization of debt issuance costs	—	1,583	1,898
Total interest expense related to the Notes	$—	$41,168	$48,280

Note 7.  Credit Facility

On October 23, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”).  On July 27, 2015, the Credit Agreement was amended to extend the maturity date and increase the size of the line of credit. The Company entered into the Credit Agreement to enhance cash deployment flexibility.

As amended, the Credit Agreement provides for a $150.0 million unsecured revolving line of credit, under which the Company may borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of July 27, 2017 (the “Maturity Date”).  Proceeds of loans made under the Credit Agreement may be used for working capital and other general corporate purposes of the Company and its subsidiaries.  The Company may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty, subject to customary breakage costs.

The loans bear interest at LIBOR plus 1.0%.  Any then-outstanding principal amount, together with all accrued and unpaid interest, is due and payable on the Maturity Date.

The Company is required to maintain with the Bank average account balances, calculated on a quarterly basis, of not less than $30.0 million.  The Company must also maintain EBITDA of not less than $75.0 million measured quarterly, and, in order to take certain actions such as payments of dividends, must also maintain a balance of $500.0 million of cash and cash equivalents and marketable securities on a worldwide consolidated basis.  The Credit Agreement contains other customary affirmative and negative covenants, as well as customary events of default.  To date, the Company has not utilized the Credit  Agreement and we were in compliance with the covenants under this credit facility.

Note 8.  Stockholders’ Equity

Stock Repurchase

On October 16, 2012, the Company’s Board of Directors authorized the Company to repurchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.  As this stock repurchase expired after the two-year time period, on October 14, 2014, the Company’s Board of Directors authorized the Company to repurchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.  For the majority of restricted stock awards and units granted, the number of shares issued on the date the restricted stock awards and units vest is net of the minimum statutory tax withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. The table below includes these withheld shares because they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would have been issued upon vesting. In addition, the table below includes open market repurchases.

Shares repurchased in fiscal years 2015,  2014, and 2013 are as follows:

In thousands	June 28,	June 29,	June 30,
	2015	2014	2013
Number of shares of common stock repurchased	2,847	1,896	2,401
Total cost of repurchase	$124,240	$81,786	$85,699

Dividends

A cash dividend of $0.30 per share will be paid on August 26, 2015 to stockholders of record on August 14, 2015.  During fiscal year 2015, the Company paid $278.4 million in dividends representing $1.14 per share.  The payment of future dividends will be based on quarterly financial performance.

Note 9.  Retirement Plan

The Company has established a 401(k) retirement plan for its qualified U.S. employees.  Under the plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.  The Company contributes to qualified U.S. employees’ 401(k) accounts as part of the Company’s semi-annual profit sharing payouts.  Contributions made by the Company within the fiscal year to this plan were approximately $11.7 million, $9.7 million and $9.4 million in fiscal years 2015,  2014, and 2013, respectively.

Note 10.  Income Taxes

The components of income before income taxes for fiscal years 2015,  2014, and 2013 are as follows:

In thousands	June 28,	June 29,	June 30,
	2015	2014	2013
United States operations	$406,579	$364,275	$334,693
Foreign operations	278,810	236,993	194,188
	$685,389	$601,268	$528,881

The provision for income taxes for fiscal years 2015,  2014, and 2013 consists of the following:

In thousands	June 28,	June 29,	June 30,
	2015	2014	2013
United States federal:
Current	$142,630	$153,396	$91,308
Deferred	14,819	(11,706)	23,590
	157,449	141,690	114,898
State:
Current	1,910	(4,207)	2,058
Deferred	229	(392)	130
	2,139	(4,599)	2,188
Foreign:
Current	4,584	3,986	5,014
Deferred	254	230	(144)
	4,838	4,216	4,870
	$164,426	$141,307	$121,956

The provision for income taxes reconciles to the amount computed by applying the statutory U.S. Federal rate at 35% to income before income taxes for fiscal years 2015,  2014, and 2013 as follows:

In thousands	June 28,	June 29,	June 30,
	2015	2014	2013
Tax at U.S. statutory rate	$239,886	$210,443	$185,108
State income taxes, net of federal benefit	1,131	(2,989)	1,422
Earnings of foreign subsidiaries subject to lower rates	(54,965)	(49,149)	(40,526)
Domestic manufacturing deduction	(14,043)	(13,342)	(12,833)
Research and development credit	(12,813)	(6,378)	(14,506)
Other	5,230	2,722	3,291
	$164,426	$141,307	$121,956

The tax benefits (charges) attributable to equity-based compensation transactions that were applied to additional paid-in capital were $15.2 million,  $11.0 million and $(0.5) million, for fiscal years 2015,  2014, and 2013, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities recorded in the balance sheet as of June 28, 2015 and June 29, 2014 are as follows:

In thousands	June 28,	June 29,
	2015	2014
Deferred tax assets:
Loss carryforwards	$5,071	$5,979
Credit carryforwards	18,659	13,663
Inventory valuation	17,267	19,601
Deferred income on shipments to distributors	16,623	15,827
Stock-based compensation	10,897	12,496
Accrued compensation and benefits	8,307	7,517
Other	2,501	2,581
Valuation allowance	(18,659)	(13,663)
Total deferred tax assets	60,666	64,001
Deferred tax liabilities:
Depreciation and amortization	$6,256	$9,469
Unremitted earnings of subsidiaries	89,688	72,748
Other	1,841	3,489
Total deferred tax liabilities	97,785	85,706
Net deferred tax liabilities	$(37,119)	$(21,705)

The Company has  state tax credit carryforwards of $18.7 million that do not expire.  The Company has provided a valuation allowance of $18.7 million on state tax credit carryforwards which are not likely to be utilized.

The Company has a partial tax holiday in Singapore whereby the local statutory rate is significantly reduced.  The tax holiday is effective through August 2019, if certain conditions are met.  The Company has obtained a partial tax holiday in Malaysia, which is effective through July 2015.  The Company expects to receive notice of the extension of the partial tax holiday in Malaysia during its first fiscal quarter of 2016. However, the timing and outcome of the notice of extension cannot be assured.

The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $25.6 million, or $0.10 per diluted share, in fiscal year 2015,  $22.6 million, or $0.09 per diluted share, in fiscal year 2014, and $18.9 million, or $0.08 per diluted share, in fiscal year 2013.  The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysian subsidiaries, as it is the Company’s intention to permanently invest these earnings overseas.  Should these earnings be remitted to the U.S. parent then the additional U.S. taxable income would be approximately $1,003.4 million.

At June 28, 2015, the Company had $29.6 million of unrecognized tax benefits, primarily related to transfer pricing and federal and state research and development tax credits, of which $10.9 million if recognized, would favorably impact the effective income tax rate in future periods.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Income tax expense for fiscal year 2015 includes accrued interest on unrecognized tax benefits totaling $0.9 million.  At June 28, 2015, the total amount of interest on unrecognized tax benefits is $2.1 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	Unrecognized
Tax Benefits
Balance at June 30, 2013	$30,553
Net additions for current year tax positions	6,012
Net additions for prior year tax positions	972
Settlements	(2,215)
Lapse in statute of limitations	(5,879)
Balance at June 29, 2014	29,443
Net additions for current year tax positions	6,534
Net additions for prior year tax positions	1,173
Lapse in statute of limitations	(7,534)
Balance at June 28, 2015	$29,616

The Company estimates that it is reasonably possible that the liability for gross unrecognized tax benefits could decrease up to $6.7 million within the next 12 months.  These changes could occur as a result of expiration of various statutes of limitations.

During fiscal year 2015 the Company had $2.7 million of discrete tax benefits that positively impacted the effective tax rate, related primarily to the reversal of estimated tax liabilities for uncertain tax positions as a result of the expiration of open tax years.

During fiscal year 2014 the Company had $6.4 million of discrete tax benefits that positively impacted the effective tax rate, related primarily to the reversal of estimated tax liabilities for uncertain tax positions as a result of the expiration of open tax years.

Note 11.  Commitments and Contingencies

Contractual Obligations

The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period.  In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities. Total rent expense was $3.9 million, $3.7 million, and $4.1 million in fiscal years 2015, 2014, and 2013, respectively.

The following is a schedule of future minimum rental payments required under long-term operating leases at June 28, 2015:

Operating
Fiscal Years	Leases
2016	$3,154
2017	2,062
2018	1,312
2019	972
2020	1,078
Thereafter	951
Total	$9,529

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

Note 12.  Quarterly Information (Unaudited)

In thousands, except per share amounts	June 28,	March 29,	December 28,	September 28,
Quarter Ended Fiscal Year 2015	2015	2015	2014	2014
Revenues	$379,483	$372,021	$352,575	$371,060
Gross profit	288,636	282,874	265,849	282,053
Net income	132,715	135,187	123,602	129,459
Basic earnings per share	0.54	0.55	0.51	0.53
Diluted earnings per share	0.54	0.55	0.51	0.53
Cash dividends per share	0.30	0.30	0.27	0.27
Stock price range per share:
High	48.04	49.23	46.52	46.83
Low	45.13	43.49	37.95	42.43

In thousands, except per share amounts	June 29,	March 30,	December 29,	September 29,
Quarter Ended Fiscal Year 2014	2014	2014	2013	2013
Revenues	$365,428	$348,006	$334,595	$340,357
Gross profit	277,849	263,527	252,074	256,356
Net income	129,735	117,607	104,751	107,868
Basic earnings per share	0.53	0.49	0.44	0.45
Diluted earnings per share	0.53	0.48	0.44	0.45
Cash dividends per share	0.27	0.27	0.26	0.26
Stock price range per share:
High	50.43	48.68	45.38	40.98
Low	44.23	43.36	38.70	36.75

The stock activity in the above table is based on the high and low closing prices.  These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.  The Company’s common stock is traded on the NASDAQ Global Market under the symbol LLTC.

At June 28, 2015 there were approximately 1,686 stockholders of record.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of June 28, 2015 and June 29, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 28, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation as of June 28, 2015 and June 29, 2014, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 28, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Linear Technology Corporation’s internal control over financial reporting as of June 28, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

August 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Linear Technology Corporation

We have audited Linear Technology Corporation’s internal control over financial reporting as of June 28, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Linear Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Linear Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of June 28, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Linear Technology Corporation  as of June 28, 2015 and June 29, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended June 28, 2015 of Linear Technology Corporation and our report dated August 29, 2015 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

San Jose, California

August 19, 2015

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of June 28, 2015.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 28, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 28, 2015.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment of internal control over financial reporting, management has concluded that, as of June 28, 2015, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of June 28, 2015 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for the Company’s directors is incorporated herein by reference to the 2015 Proxy Statement, under the caption  “Proposal One - Election of Directors,” and for the executive officers of the Company, the information is included in Part I hereof under the caption  “Executive Officers of the Registrant.”  The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2015 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated by reference to the 2015 Proxy Statement, under the section titled “Executive Compensation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the 2015 Proxy Statement, under the section titled “Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the 2015 Proxy Statement, under the section titled “Fees Paid To Ernst & Young LLP.”

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.   Financial Statements

The following consolidated financial statements are included in Item 8:

2.     Schedules

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Allowance for doubtful accounts:
June 30, 2013	$2,035	$—	$144	$1,891
June 29, 2014	1,891	—	238	1,653
June 28, 2015	1,653	—	2	1,651

Schedules other than the schedule listed above have been omitted since they are either not required or the information is included elsewhere.

3.     Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(c)     Exhibit Index

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

3.1	Certificate of Incorporation of Registrant. (6)

3.5	Amended and Restated Bylaws of Registrant. (10)

4.1	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.00% Convertible Senior Notes due May 1, 2027. (13)

4.2	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.125% Convertible Senior Notes Due May 1, 2027. (13)

10.10	First Amendment to Credit Agreement, dated as of July 27, 2015, by and between Linear Technology Corporation and Wells Fargo Bank, National Association. (15)

10.20	First Amendment to Revolving Line of Credit Note, dated as of July 27, 2015, issued by Linear Technology Corporation to Wells Fargo Bank, National Association. (15)

10.36	Form of Indemnification Agreement. (6)

10.45	Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(2)

10.46	Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (3)

10.47	1996 Incentive Stock Option Plan and form of Nonstatutory Stock Option Agreement.(*) (4)

10.48	2009 Executive Bonus Plan, as amended July 20, 2010. (*) (5)

10.49	2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement. (*)(8)

10.50	Fourth Amended and Restated Employment Agreement between Registrant and Robert H. Swanson, Jr. dated April 16, 2015. (*) (11)

10.51	Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (7)

10.52	Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin. (*) (7)

10.53	2005 Equity Incentive Plan, form of Stock Option Agreement, form of Restricted Stock Agreement, and form of Restricted Stock Unit Agreement. (*) (12)

10.54	2005 Employee Stock Purchase Plan and enrollment form. (*) (9)

10.55	Registration Rights Agreement dated April 24, 2007 for 3.00% Convertible Senior Notes Due May 1, 2027. (13)

10.56	Registration Rights Agreement dated April 24, 2007 for 3.125% Convertible Senior Notes Due May 1, 2027. (13)

10.57	Employment Agreement dated August 11, 2009 between the Registrant and Lothar Maier. (*) (1)

10.58	2010 Equity Incentive Plan. (14)

10.59	Transition Agreement between Registrant and Paul Coghlan dated June 26, 2015. (16)

10.60	Consulting Agreement between Registrant and Paul Coghlan dated June 26, 2015. (16)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Lothar Maier and Donald Zerio Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(*) The item listed is a compensatory plan of the Company.

(1) Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2009.

(2) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 1993.

(3) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 3, 1994.

(4) Incorporated by reference to Exhibits 4.1 and 4.2 of the Registrant’s Registration Statement on Form S-8 filed with the Commission on July 30, 1999.

(5) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) "Exhibits" of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 27, 2010.

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

(8) Incorporated by reference to identically numbered exhibit filed in response to Item 14(a)(3) “Exhibits” of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(9) Incorporated by reference to the Registrant’s Statement on Form S-8 filed with the Securities and Exchange Commission on September 30, 2005.

(10) Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015.

(11)  Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014.

(12) Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.

(13) Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007.

(14) Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on September 15, 2010.

(15) Incorporated by reference to the Registrant’s current report on Form 8-K/A filed with the Securities and Exchange Commission on July 31, 2015.

(16) Incorporated by reference to the Registrant’s current report on Form 8-K/A filed with the Securities and Exchange Commission on June 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAR TECHNOLOGY CORPORATION

(Registrant)

By: /s/ Lothar Maier

Lothar Maier

Chief Executive Officer

August 19, 2015

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Lothar Maier and Donald P. Zerio, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lothar Maier	/s/ Donald P. Zerio
Lothar Maier	Donald P. Zerio
Chief Executive Officer (Principal	Vice President of Finance and Chief
Executive Officer)	Financial Officer (Principal Financial
August 19, 2015	Officer and Principal Accounting Officer)
August 19, 2015

/s/ Robert H. Swanson, Jr.	/s/ Thomas S. Volpe
Robert H. Swanson, Jr.	Thomas S. Volpe
Executive Chairman of the Board	Director
August 19, 2015	August 19, 2015

/s/ David S. Lee	/s/ Richard M. Moley
David S. Lee	Richard M. Moley
Director	Director
August 19, 2015	August 19, 2015

/s/ Arthur Agnos	/s/ John Gordon
Arthur C. Agnos	John J. Gordon
Director	Director
August 19, 2015	August 19, 2015