Form 10-Q
period 2015-09-27
LINEAR TECHNOLOGY CORP /CA/
filed 2015-11-05
CIK 791907

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding at October 23, 2015
Common Stock, $0.001 par value per share	239,145,059 shares

LINEAR TECHNOLOGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	September 27,	September 28,
	2015	2014
Revenues	$341,917	$371,060
Cost of sales(1)	85,205	89,007
Gross profit	256,712	282,053
Expenses:
Research and development (1)	66,602	65,600
Selling, general and administrative(1)	40,193	42,089
Total operating expenses	106,795	107,689
Operating income	149,917	174,364
Interest income and other income	987	581
Income before income taxes	150,904	174,945
Provision for income taxes	38,857	45,486
Net income	$112,047	$129,459
Basic earnings per share	$0.46	$0.53
Shares used in the calculation of basic earnings per share	244,863	244,145
Diluted earnings per share	$0.46	$0.53
Shares used in the calculation of diluted earnings per share	245,234	244,801
Cash dividends per share	$0.30	$0.27

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$2,342	$2,100
Research and development	10,922	9,791
Selling, general and administrative	5,638	5,056

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended
	September 27,	September 28,
	2015	2014
Net income	$112,047	$129,459
Other comprehensive income, net of tax:
Net changes in unrealized gains (losses) on available-for-sale securities	438	(197)
Total comprehensive income	$112,485	$129,262

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	September 27,	June 28,
As of	2015	2015
Assets
Cash and cash equivalents	$217,468	$195,679
Marketable securities	1,027,525	1,007,043
Accounts receivable, net of allowances ($1,651) and ($1,651 as of June 28, 2015)	153,672	179,264
Inventories:
Raw materials	10,351	10,668
Work-in-process	65,463	66,572
Finished goods	20,324	22,621
Total inventories	96,138	99,861
Deferred tax assets	48,336	48,493
Prepaid expenses and other current assets	57,587	54,412
Total current assets	1,600,726	1,584,752
Property, plant and equipment, at cost:
Land	28,837	28,837
Buildings and improvements	246,701	243,977
Manufacturing and test equipment	737,216	730,719
Office furniture and equipment	6,779	6,727
Gross property, plant and equipment	1,019,533	1,010,260
Accumulated depreciation and amortization	(734,329)	(722,518)
Net property, plant and equipment	285,204	287,742
Identified intangible assets, net and goodwill	11,035	11,585
Total noncurrent assets	296,239	299,327
Total assets	$1,896,965	$1,884,079

Liabilities and stockholders’ equity
Accounts payable	$13,920	$17,608
Accrued payroll and related benefits	69,058	98,498
Deferred income on shipments to distributors	47,228	46,860
Income taxes payable	39,843	5,822
Other accrued liabilities	15,247	14,130
Total current liabilities	185,296	182,918
Deferred tax liabilities	87,185	85,612
Other long-term liabilities	39,157	37,622
Total liabilities	311,638	306,152
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 239,090 shares issued and outstanding (239,751 as of June 28, 2015)	239	240
Additional paid-in capital	2,065,156	2,052,250
Accumulated other comprehensive income, net of tax	999	561
Accumulated deficit	(481,067)	(475,124)
Total stockholders’ equity	1,585,327	1,577,927
Total liabilities and stockholders’ equity	$1,896,965	$1,884,079

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 27,	September 28,
	2015	2014
Cash flow from operating activities:
Net income	$112,047	$129,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,248	13,214
Stock-based compensation	18,902	16,947
Excess tax benefit from stock-based compensation	(1,627)	(2,202)
Change in operating assets and liabilities:
Accounts receivable	25,592	(2,154)
Inventories	3,723	(6,332)
Prepaid expenses, other current assets and deferred tax assets	(2,572)	511
Accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	(31,886)	(20,304)
Deferred income on shipments to distributors	368	1,086
Income taxes payable	37,947	6,151
Cash provided by operating activities	175,742	136,376

Cash flow from investing activities:
Purchase of marketable securities	(294,496)	(219,215)
Proceeds from sale and maturities of available-for-sale securities	274,692	192,789
Purchase of property, plant and equipment	(10,160)	(26,917)
Cash used in investing activities	(29,964)	(53,343)

Cash flow from financing activities:
Excess tax benefit from stock-based compensation	1,627	2,202
Issuance of common stock under employee stock plans	4,253	3,323
Purchase of common stock	(56,557)	(34,086)
Payment of cash dividends	(73,312)	(65,739)
Cash used in financing activities	(123,989)	(94,300)

Increase (decrease) in cash and cash equivalents	21,789	(11,267)
Cash and cash equivalents, beginning of year	195,679	157,323
Cash and cash equivalents, end of period	$217,468	$146,056

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of Business and Significant Accounting Policies

Description of Business

Linear Technology Corporation (together with its consolidated subsidiaries, “Linear,” “Linear Technology” or the “Company”), a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for over three decades. The Company’s products provide an essential bridge between our analog world and the digital electronics in communications, networking, industrial, automotive, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule® subsystems, and wireless sensor network products.  The Company is a Delaware corporation; it was originally organized and incorporated in California in 1981.

Basis of Presentation

The accompanying interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature. All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended June 28, 2015 included in the Company’s Annual Report on Form 10-K.  The accompanying year-end balance sheet data has been presented for comparative purposes from the audited financial statements. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year.

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

Investments with maturities over three months at the time of purchase are classified as marketable securities.  At September 27, 2015 and June 28, 2015, the Company’s marketable securities balance consisted primarily of debt securities in municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities.  The Company’s marketable securities are managed by outside professional managers within investment guidelines set by the Company.  The Company’s investment guidelines generally restrict the professional managers to high quality debt instruments with a credit rating of AAA.   Within the Company’s investment policy there is a provision that allows the Company to hold AA+ securities under certain circumstances.  The Company’s investments in debt securities are classified as available-for-sale.  Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income” in the Consolidated Balance Sheets.  The Company classifies investments with maturities greater than twelve months as current as it considers all investments as a potential source of operating cash regardless of maturity date.  The cost of securities matured or sold is based on the specific identification method.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  For the three months ended September 27, 2015, the Company recognized approximately 16% of net revenues from North American (“domestic”) distributors. Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer. Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 5% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor’s purchase price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  ”Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor, however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors.  At September 27, 2015, the Company had approximately $59.2 million of deferred revenue and $12.0 million of deferred cost of sales recognized as $47.2 million of “Deferred income on shipments to distributors.”   During fiscal years 2015 and 2016, the price rebates that have been remitted back to distributors have ranged from $4.0 million to $4.4 million per quarter. The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product to the end customers.

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

Stock-Based Compensation

The Company has equity incentive plans, which are described more fully in  “Note 5: Stock-Based Compensation.”  Stock-based compensation is measured at the grant date, based on the fair value of the award.  The Company’s equity awards granted in fiscal years 2016 and 2015 were restricted stock awards. Stock-based compensation cost for restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options as determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term and stock price volatility to determine the fair value of a stock option.  The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.  The Company amortizes restricted stock and stock option award compensation cost straight-line over the awards vesting period, which is generally 5 years.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss.  Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax.

Recently Announced Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606). On July 9, 2015, the FASB agreed to delay the effective date by one year from the first quarter of fiscal year 2018. In accordance with the agreed upon delay, the new standard is effective for the Company beginning in the first quarter of fiscal year 2019. Early adoption is permitted, but not before the original effective date of the standard. The core principle of ASU No. 2014-09 is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 provides for one of the two methods of transition: retrospective application to each prior period presented; or recognition of the cumulative effect of retrospective application of the new standard in the period of initial application.  The Company is currently evaluating the impact of ASU No. 2014-09 on its consolidated financial statements and which transition method to elect.

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

2.  Earnings Per Share

Basic earnings per share is calculated using the weighted average shares of common stock and unvested restricted stock awards outstanding during the period.  Diluted earnings per share is calculated using the weighted average shares of common stock outstanding and unvested restricted stock awards, plus the dilutive effect of stock options and restricted stock units calculated using the treasury stock method.  The following table sets forth the reconciliation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share:

	Three Months Ended
In thousands, except per share amounts	September 27,	September 28,
	2015	2014
Net income available to shareholders	$112,047	$129,459
Basic shares:
Weighted-average shares outstanding – Basic	244,863	244,145
Earnings per share - Basic	$0.46	$0.53
Diluted shares:
Dilutive effect of equity plans	371	656
Weighted-average shares outstanding – Diluted	245,234	244,801
Earnings per share - Diluted	$0.46	$0.53

3.Fair Value

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 27, 2015:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$408,935	$—	$408,935
Investments in municipal bonds, obligations of U.S. government-sponsored enterprises and commercial paper	—	738,238	738,238
Total assets measured at fair value	$408,935	$738,238	$1,147,173

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 28, 2015:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$427,800	$—	$427,800
Investments in municipal bonds, obligations of U.S. government-sponsored enterprises and commercial paper	—	677,899	677,899
Total assets measured at fair value	$427,800	$677,899	$1,105,699

4.Marketable Securities

The following is a summary of cash equivalents and marketable securities as of September 27, 2015:

	September 27, 2015
In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)(1)	Fair Value
U.S. Treasury securities	$381,668	$700	$(5)	$382,363
Obligations of U.S. government-sponsored enterprises	295,005	616	(4)	295,617
Municipal bonds	125,981	191	(14)	126,158
Corporate debt securities and other	316,397	67	(1)	316,463
Money market funds	26,572	—	—	26,572
Total	$1,145,623	$1,574	$(24)	$1,147,173
Amounts included in:
Cash equivalents	$119,647	$2	$(1)	$119,648
Marketable securities	1,025,976	1,572	(23)	1,027,525
Total	$1,145,623	$1,574	$(24)	$1,147,173

The following is a summary of cash equivalents and marketable securities as of June 28, 2015:

	June 28, 2015

In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)(1)	Fair Value
U.S. Treasury securities	$364,925	$618	$(6)	$365,537
Obligations of U.S. government-sponsored enterprises	258,519	299	(1)	258,817
Municipal bonds	138,419	26	(80)	138,365
Corporate debt securities and other	280,699	21	(3)	280,717
Money market funds	62,263	—	—	62,263
Total	$1,104,825	$964	$(90)	$1,105,699
Amounts included in:
Cash equivalents	$98,657	$—	$(1)	$98,656
Marketable securities	1,006,168	964	(89)	1,007,043
Total	$1,104,825	$964	$(90)	$1,105,699

(1) The Company evaluated the nature of the investments with a loss position at September 27, 2015 and June 28, 2015, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of September 27, 2015 and June 28, 2015.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

	September 27,	June 28,
In thousands	2015	2015
Due in one year or less	$588,405	$605,726
Due after one year through three years	439,120	401,317
Total	$1,027,525	$1,007,043

5.    Stock-based Compensation

Equity Incentive Plans

The Company currently has a 2010 Equity Incentive Plan, under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Performance Shares and Performance Units.  Under the plan, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options (under previous equity incentive plans), Restricted Stock Awards and Restricted Stock Units.  At September 27, 2015, 16.3 million shares were available for grant under the current plan.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options vest over a five-year period (generally 10% every six months) based upon continued employment.   Options expire seven years after the date of the grant. The Company’s last stock option grant to an employee was in January 2009.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At September 27, 2015, 0.5 million shares were available for issuance under the ESPP.

As of September 27, 2015, there was approximately $202.6 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately 5 years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the three months ended September 27, 2015, options for approximately 0.2 million shares were exercised for a gain (aggregate intrinsic value) of $3.4 million determined as of the dates of the option exercise.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

		Weighted
		Average
	Stock Options	Exercise
	Outstanding	Price
Outstanding options, June 28, 2015	481,762	$22.75
Granted	—	—
Forfeited and expired	—	—
Exercised	(188,877)	22.74
Options outstanding at September 27, 2015	292,885	22.75
Options exercisable at September 27, 2015	292,885	22.75
Options vested at September 27, 2015	292,885	22.75

All options outstanding at September 27, 2015, will be exercised, forfeited, or expired as of the second fiscal quarter ending January 3, 2016.

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

		Weighted
	Restricted Awards	Average Grant
	Outstanding	Date Fair Value
Non-vested at June 28, 2015	6,581,764	$40.13
Granted	457,865	40.25
Vested	(537,679)	34.96
Forfeited	(81,696)	39.08
Non-vested at September 27, 2015	6,420,254	$40.18

6.  Goodwill and Intangible Assets

On December 20, 2011, the Company acquired 100% of the outstanding stock of privately held Dust Networks (“Dust”) of Hayward, California, a provider of low power wireless sensor network technology. As a result of the acquisition the Company recorded goodwill and intangible assets during fiscal year 2012.

Goodwill

The goodwill balance of $2.2 million at September 27, 2015 is attributable to the acquisition of Dust.  There were no changes to the goodwill balance for the period ended September 27, 2015. The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable.  The Company expects that none of the goodwill will be deductible for tax purposes.

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

The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 5.6 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years

Intangible assets consisted of the following:

In thousands	September 27, 2015

		Accumulated
	Original Cost	Amortization	Net
Intellectual property	$13,100	$(6,750)	$6,350
Customer relationships	4,000	(1,500)	2,500
Total intangible assets	$17,100	$(8,250)	$8,850

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

8.  Stockholders’ Equity

Stock Repurchase

On October 14, 2014, the Company’s Board of Directors authorized the Company to repurchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period. During the quarter ended September 27, 2015, the Company repurchased approximately 1.2 million shares of its common stock for approximately $48.9 million.  The Company has approximately 7.2 million shares remaining under the 2014 authorization.

In addition to open market repurchases, the Company also repurchases shares related to equity award vestings as outlined below. During the quarter ended September 27, 2015, the Company repurchased approximately 0.2 million shares related to equity grants of its common stock for approximately $7.7 million. The Company generally grants restricted stock awards and restricted stock units under its equity incentive plans, which are subject to vesting. Recipients are required to pay tax on such awards and units at the time they vest. For the majority of restricted stock awards and units granted, the number of shares issued on the date the awards and units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the open market common stock repurchase totals in the above paragraph even though they are treated as common stock repurchases in our financial statements, as they reduce the number of shares that would otherwise have been issued.

Dividends

A cash dividend of $0.30 per share will be paid on November 25, 2015 to stockholders of record on November 13, 2015.  During the three months ended September 27, 2015, the Company paid $73.3 million in dividends representing $0.30 per share.  The payment of future dividends will be based on the Company's financial performance.

9.Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of September 27, 2015, the Company's other long-term liabilities account includes $33.1 million of unrecognized tax benefits of which approximately $13.2 million would favorably impact its effective income tax rate in future periods if the Company's positions on these tax matters are upheld.  The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $2.3 million accrued for interest at September 27, 2015.

During the first quarter of fiscal year 2016, the Malaysian government agreed to extend the Company's partial tax holiday through July 2025.  In addition to the Malaysian tax holiday, the Company also has a partial tax holiday in Singapore through August 2019.

10.Contingencies

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

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2015.

Results of Operations

Revenue by Geographic Region

	Three Months Ended				Change
	September 27,	% of	September 28,	% of
(Dollars in thousands)	2015	Revenue	2014	Revenue	Amount	Percent
North America	$94,378	28%	$101,694	27%	$(7,316)	(7.2)%
Europe	66,632	19%	73,765	20%	(7,133)	(9.7)
Japan	52,156	15%	55,944	15%	(3,788)	(6.8)
Rest of the world	128,751	38%	139,657	38%	(10,906)	(7.8)
Total revenue	$341,917	100%	$371,060	100%	(29,143)	(7.9)

Revenue declined in all major geographies. There were no significant changes in geographies as a percentage of revenue. The revenue decline was led by the Industrial market, followed by Communications and Transportation though the Computer market grew slightly. Revenues for the quarter ended September 27, 2015 decreased from the prior fiscal year quarter due to a lower number of units shipped but was slightly offset by a higher average selling price (“ASP”).  The decline in revenue was primarily due to customers lowering inventory balances as a result of global macroeconomic issues.  The number of units shipped in the first quarter of fiscal 2016 decreased by approximately 9% to 182.3 million units from the 200.6 million units shipped in the same period of fiscal year 2015.  The ASP of $1.88 per unit in the first quarter of fiscal year 2016 increased as compared to the ASP of $1.87 per unit in the same period of fiscal year 2015.

Gross Profit

	Three Months Ended		Change
	September 27,	September 28,
(Dollars in thousands)	2015	2014	Amount	Percent
Gross profit	$256,712	$282,053	$(25,341)	(9.0)%
Gross profit as a % of revenue	75.1%	76.0%

Gross margin decreased to 75.1% in the first quarter of fiscal year 2016 as compared to 76.0% for the same period in fiscal year 2015.  The decrease in gross margin for the quarter ended September 27, 2015 was primarily due to spreading fixed costs over a lower revenue base and lower factory efficiencies in the September quarter due to shutdown days at the U.S. wafer fabrications plants.

Research and Development (“R&D”)

	Three Months Ended		Change
	September 27,	September 28,
(Dollars in thousands)	2015	2014	Amount	Percent
R&D	$66,602	$65,600	$1,002	1.5%
R&D as a % of revenue	19.5%	17.7%

R&D expense increased $1.0 million for the three months ended September 27, 2015, compared to the same period in the prior fiscal year, due to a $1.3 million increase in labor costs as a result of increased headcount, merit compensation and fringe benefit costs.  In addition, employee stock-based compensation increased $1.1 million.  Offsetting these increases was a $1.4 million decrease to employee profit sharing.

Selling, General and Administrative (“SG&A”)

	Three Months Ended		Change
	September 27,	September 28,
(Dollars in thousands)	2015	2014	Amount	Percent
SG&A	$40,193	$42,089	$(1,896)	(4.5)%
SG&A as a % of revenue	11.8%	11.3%

SG&A expense decreased $1.9 million for the three months ended September 27, 2015, compared to the same period in the prior fiscal year, due to a $1.0 million decrease in employee profit sharing and a $1.3 million decrease to other SG&A expenses from reductions in advertising and traveling expenses. Offsetting these decreases was a $0.6 million increase in employee stock-based compensation.

Interest and Other Income

	Three Months Ended		Change
	September 27,	September 28,
(Dollars in thousands)	2015	2014	Amount	Percent
Interest and other income	$987	$581	$406	69.9%
Interest and other income as a % of revenue	0.3%	0.2%

Interest and other income increased $0.4 million for the three months ended September 27, 2015, compared to the same period in the prior fiscal year, due to an increase in the average cash balance and interest rate earned on the Company's cash, cash equivalents and marketable securities balances.

Provision for Income Taxes

	Three Months Ended		Change
	September 27,	September 28,
(Dollars in thousands)	2015	2014	Amount	Percent
Provision for income taxes	$38,857	$45,486	$(6,629)	(14.6)%
Effective tax rate	25.7%	26.0%

The provision for income taxes decreased $6.6 million for the three months ended September 27, 2015,  compared to the same period in the prior fiscal year, due to a $24.0 million decrease in the Company’s income before income taxes. The Company's effective income tax rate for the first quarter of fiscal year 2016 was 25.7% as compared to 26.0% in the same period of fiscal year 2015. The decrease in the effective income tax rate was primarily due to an increase in estimated earnings allocated to jurisdictions with a lower tax rate.

Excluding the effect of quarterly discrete tax adjustments, the Company estimates that its annual effective income tax rate for fiscal year 2016 will be in the range of 25.5% to 26.0%.

Factors Affecting Future Operating Results

Except for historical information contained herein, the matters set forth in this Form 10-Q, including the statements in the following paragraphs, are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders received and shipped during the quarter, the timely introduction of new processes and products; changes in costs associated with utilities, transportation and raw materials; currency fluctuations; the effects of adverse economic conditions in the United States and/or international markets and other factors described below and in  ”Item 1A – Risk Factors” section of this Quarterly Report on Form 10-Q.

During the three months ended September 27, 2015 revenue declined 9.9% from the previous quarter and declined in all major geographies.  The revenue decline was led by the Industrial market, followed by Communications and Transportation end-markets though sales into the Computer market grew slightly.  In the prior quarter, the Company disclosed it was expecting the current negative cycle to be a short one as inventories are rebalanced to the current demand.  However, the Company’s second fiscal quarter is historically a weaker quarter, particularly for the Industrial market, and therefore the Company remains cautious due to the macroeconomic climate. Accordingly, for the fiscal second quarter the Company is forecasting revenue to be flat to up 3% sequentially.

Liquidity and Capital Resources

At September 27, 2015, cash, cash equivalents and marketable securities totaled $1,245.0 million, an increase of $42.3 million over the June 28, 2015 balance. Major uses of cash provided by operating activities of $175.7 million were (i) cash dividends of $73.3 million and (ii) $56.6 million to purchase 1.2 million shares of the Company’s common stock in the open market and to purchase 0.2 million shares to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards. Working capital at September 27, 2015 was $1,415.4 million.

At September 27, 2015, accounts receivable totaled $153.7 million, a decrease of $25.6 million from the June 28, 2015 balance. The decrease is primarily due to lower shipments in the first quarter of fiscal year 2016 as compared to the fourth quarter of fiscal year 2015.  At September 27, 2015, inventory totaled $96.1 million, a decrease of $3.7 million from the June 28, 2015 balance.  The decrease in inventory was primarily due to a decrease in the Company’s finished goods and work in process inventory. The Company decreased inventory levels to adjust for lower demand.

At September 27, 2015, net property, plant and equipment totaled $285.2, a decrease of $2.5 million from the June 28, 2015 balance. Fixed asset additions totaled $10.2 million primarily for procurement of assembly, test and wafer fabrication equipment.  Depreciation expense was $12.7 million during the three months ended September 27, 2015.

In October 2015, the Company’s Board of Directors declared a cash dividend of $0.30 per share.  The $0.30 per share dividend will be paid on November 25, 2015 to stockholders of record on November 13, 2015.  The payment of future dividends will be based on financial performance.

Historically, the Company has satisfied its liquidity needs through cash generated from operations.  Given its financial condition and historical operating performance, the Company believes that current capital resources and cash generated from operating activities should be sufficient to meet its liquidity and capital expenditures for the foreseeable future.

On July 27, 2015, the Company’s Credit Agreement was amended to increase the size of the line of credit to $150.0 million and to extend the maturity date from October 23, 2015 to July 27, 2017. The Company has not utilized the Credit Agreement to date. For further information on the Credit Agreement, see Note 7 of Notes to Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

As of September 27, 2015, the Company had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

The Company’s cash equivalents and marketable securities are subject to market risk, primarily interest rate and credit risk.  The Company’s investments are managed by outside professional managers within investment guidelines set by the Company.  Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.  Any basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company’s investments, however, there have been no material changes in these interest rate risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2015.  Such losses would only be realized if the Company sold the investments prior to maturity. These investments are reported at fair value with the related unrealized gains or losses reported in accumulated other comprehensive income, a component of stockholders’ deficit. The Company generally holds securities until maturity.

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

Item 4.Controls and Procedures

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of September 27, 2015.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended  September 27, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During fiscal year 2016, 72% of our revenues were derived from customers in international markets. In addition, we have test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international revenue and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries. In past years, natural disasters in Japan and Thailand have affected the global marketplace.

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

We are subject to a variety of domestic and international laws and regulations, including those relating to the use of “conflict minerals”, U.S. Customs and Export Regulations and the Foreign Corrupt Practices Act.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”), the SEC has promulgated disclosure requirements regarding the use of certain minerals (tantalum, tin, tungsten and gold), which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals.  Certain of the Company’s products contain gold, tungsten and tin.  As a result of the Act, the Company must annually publicly disclose whether it manufactures (as defined in the Act) any products that contain conflict minerals.  Additionally, customers typically rely on the Company to provide critical data regarding the parts they purchase, including conflict mineral information.  The Company’s material sourcing is broad-based and multi-tiered, and it is difficult to verify the origins for conflict minerals used in the products it sells. The Company has many suppliers and each may provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, the Company may face reputational challenges from being unable to sufficiently verify the origins of conflict minerals used in its products.  Additionally, customers may demand that the products they purchase be free of conflict minerals. This may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices.

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

As a global company, our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region.  We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities.  We have a partial tax holiday through July 2025 in Malaysia and a partial tax holiday in Singapore through August 2019.  The ability to extend such tax holidays beyond their date of expiration cannot be assured.  Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In addition, if the Company fails to meet certain conditions set by the tax holiday it may result in additional taxes and penalties. The amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Jurisdictions could change their tax regulations to include profits that were previously exempt.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended September 27, 2015.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)
Month #1 (June 29, 2015 – July 26, 2015)	—	$—	—	8,432,795
Month #2 (July 27, 2015 - August 23, 2015)	1,387,477	40.74	1,200,000	7,232,795
Month #3 (August 24, 2015 – September 27, 2015)	—	—	—	7,232,795
Total	1,387,477	$40.74	1,200,000	7,232,795

(1) During the quarter ended September 27, 2015, the Company withheld 187,477 shares of restricted stock for $7.7 million to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.  In addition, the Company repurchased 1,200,000 shares of its common stock in the open market for approximately $48.9 million under an open market repurchase program authorized by the Board of Director in October 2014.

(2) On October 14, 2014, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

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

LINEAR TECHNOLOGY CORPORATION

DATE:	November 5, 2015	BY	/s/ Donald P. Zerio
Donald P. Zerio
Vice President, Finance & Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)