Form 10-Q
period 2016-01-03
LINEAR TECHNOLOGY CORP /CA/
filed 2016-02-11
CIK 791907

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding at January 29, 2016
Common Stock, $0.001 par value per share	239,345,853 shares

LINEAR TECHNOLOGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 3,	December 28,	January 3,	December 28,
	2016	2014	2016	2014
Revenues	$347,128	$352,575	$689,045	$723,635
Cost of sales(1)	84,384	86,726	169,589	175,733
Gross profit	262,744	265,849	519,456	547,902
Expenses:
Research and development (1)	69,884	65,101	136,486	130,701
Selling, general and administrative(1)	43,403	42,537	83,596	84,626
Total operating expenses	113,287	107,638	220,082	215,327
Operating income	149,457	158,211	299,374	332,575
Interest income and other income	1,521	253	2,508	834
Income before income taxes	150,978	158,464	301,882	333,409
Provision for income taxes	29,446	34,862	68,303	80,348
Net income	$121,532	$123,602	$233,579	$253,061
Basic earnings per share	$0.50	$0.51	$0.95	$1.04
Shares used in the calculation of basic earnings per share	244,591	244,033	244,831	244,067
Diluted earnings per share	$0.50	$0.51	$0.95	$1.03
Shares used in the calculation of diluted earnings per share	244,880	244,591	245,178	244,674
Cash dividends per share	$0.30	$0.27	$0.60	$0.54

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$2,557	$2,223	$4,899	$4,323
Research and development	11,731	10,350	22,653	20,141
Selling, general and administrative	5,968	5,346	11,606	10,402

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	January 3,	December 28,	January 3,	December 28,
	2016	2014	2016	2014
Net income	$121,532	$123,602	$233,579	$253,061
Other comprehensive income, net of tax:
Net changes in unrealized losses on available-for-sale securities	(1,473)	(416)	(1,035)	(613)
Total comprehensive income	$120,059	$123,186	$232,544	$252,448

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	January 3,	June 28,
As of	2016	2015
Assets
Cash and cash equivalents	$178,110	$195,679
Marketable securities	1,129,594	1,007,043
Accounts receivable, net of allowances ($1,651) and ($1,651 as of June 28, 2015)	145,046	179,264
Inventories:
Raw materials	8,775	10,668
Work-in-process	65,145	66,572
Finished goods	20,159	22,621
Total inventories	94,079	99,861
Deferred tax assets	49,851	48,493
Prepaid expenses and other current assets	55,604	54,412
Total current assets	1,652,284	1,584,752
Property, plant and equipment, at cost:
Land	28,834	28,837
Buildings and improvements	255,239	243,977
Manufacturing and test equipment	738,559	730,719
Office furniture and equipment	6,779	6,727
Gross property, plant and equipment	1,029,411	1,010,260
Accumulated depreciation and amortization	(745,484)	(722,518)
Net property, plant and equipment	283,927	287,742
Identified intangible assets, net and goodwill	10,485	11,585
Total noncurrent assets	294,412	299,327
Total assets	$1,946,696	$1,884,079

Liabilities and stockholders’ equity
Accounts payable	$13,867	$17,608
Accrued payroll and related benefits	87,202	98,498
Deferred income on shipments to distributors	48,087	46,860
Income taxes payable	1,569	5,822
Other accrued liabilities	16,592	14,130
Total current liabilities	167,317	182,918
Deferred tax liabilities	91,562	85,612
Other long-term liabilities	43,242	37,622
Total liabilities	302,121	306,152
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 239,457 shares issued and outstanding (239,751 as of June 28, 2015)	239	240
Additional paid-in capital	2,096,049	2,052,250
Accumulated other comprehensive (loss) income, net of tax	(474)	561
Accumulated deficit	(451,239)	(475,124)
Total stockholders’ equity	1,644,575	1,577,927
Total liabilities and stockholders’ equity	$1,946,696	$1,884,079

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	January 3,	December 28,
	2016	2014
Cash flow from operating activities:
Net income	$233,579	$253,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,027	26,769
Stock-based compensation	39,158	34,866
Excess tax benefit from stock-based compensation	(4,680)	(4,750)
Change in operating assets and liabilities:
Accounts receivable	34,218	24,756
Inventories	5,782	(8,831)
Prepaid expenses, other current assets and deferred tax assets	(642)	5,489
Accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	(12,455)	(7,644)
Deferred income on shipments to distributors	1,227	1,464
Income taxes payable	10,528	(40,847)
Cash provided by operating activities	332,742	284,333

Cash flow from investing activities:
Purchase of marketable securities	(651,598)	(405,732)
Proceeds from sale and maturities of available-for-sale securities	527,455	323,674
Purchase of property, plant and equipment	(21,112)	(43,118)
Cash used in investing activities	(145,255)	(125,176)

Cash flow from financing activities:
Excess tax benefit from stock-based compensation	4,680	4,750
Issuance of common stock under employee stock plans	16,229	15,415
Purchase of common stock	(79,155)	(68,795)
Payment of cash dividends	(146,810)	(131,561)
Cash used in financing activities	(205,056)	(180,191)

Decrease in cash and cash equivalents	(17,569)	(21,034)
Cash and cash equivalents, beginning of year	195,679	157,323
Cash and cash equivalents, end of period	$178,110	$136,289

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Description of Business and Significant Accounting Policies

Description of Business

Linear Technology Corporation (together with its consolidated subsidiaries, “Linear,” “Linear Technology” or the “Company”), a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for over three decades. The Company’s products provide an essential bridge between our analog world and the digital electronics in communications, networking, industrial, transportation, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule® subsystems, and wireless sensor network products.  The Company is a Delaware corporation; it was originally organized and incorporated in California in 1981.

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

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30. Fiscal years 2015 and 2014 were 52-week years. Fiscal year 2016 is a 53-week fiscal year, with the additional week falling in the current quarter.

Cash Equivalents and Marketable Securities

Cash equivalents are highly liquid investments purchased with original maturities of three months or less at the time of purchase.  Cash equivalents consist of investment grade securities in commercial paper, bank certificates of deposit, and money market funds.

Investments with maturities over three months at the time of purchase are classified as marketable securities.  At January 3, 2016 and June 28, 2015, the Company’s marketable securities balance consisted primarily of debt securities in municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities.  The Company’s marketable securities are managed by outside professional managers within investment guidelines set by the Company.  The Company’s investment guidelines generally restrict the professional managers to high quality debt instruments with a credit rating of AAA.   Within the Company’s investment policy there is a provision that allows the Company to hold AA+ securities under certain circumstances.  The Company’s investments in debt securities are classified as available-for-sale.  Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets.  The Company classifies investments with maturities greater than twelve months as current as it considers all investments as a potential source of operating cash regardless of maturity date.  The cost of securities matured or sold is based on the specific identification method.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  For the quarter and six months ended January 3, 2016, the Company recognized approximately 15% and 16%, respectively, of net revenues from North American (“domestic”) distributors. Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer. Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 5% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor’s purchase price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  ”Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor, however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors.  At January 3, 2016, the Company had approximately $60.3 million of deferred revenue and $12.2 million of deferred cost of sales recognized as $48.1 million of “Deferred income on shipments to distributors.”   During fiscal years 2015 and 2016, the price rebates that have been remitted back to distributors have ranged from $4.0 million to $4.4 million per quarter. The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product to the end customers.

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

Recently Announced Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new guidance is effective for annual and interim periods ending after December 15, 2016. Early adoption is permitted.  The Company is currently evaluating the timing of adoption. This ASU is not expected to have a material impact on the Company’s financial statements or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. All deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance is effective for annual and interim periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the effects of the adoption of this ASU on the consolidated financial statements.

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

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	January 3,	December 28,	January 3,	December 28,
	2016	2014	2016	2014
Net income available to shareholders	$121,532	$123,602	$233,579	$253,061
Basic shares:
Weighted-average shares outstanding – Basic	244,591	244,033	244,831	244,067
Earnings per share - Basic	$0.50	$0.51	$0.95	$1.04
Diluted shares:
Dilutive effect of equity plans	289	558	347	607
Weighted-average shares outstanding – Diluted	244,880	244,591	245,178	244,674
Earnings per share - Diluted	$0.50	$0.51	$0.95	$1.03

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of January 3, 2016:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$409,755	$—	$409,755
Investments in municipal bonds, obligations of U.S. government-sponsored enterprises and commercial paper	—	797,724	797,724
Total assets measured at fair value	$409,755	$797,724	$1,207,479

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 28, 2015:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$427,800	$—	$427,800
Investments in municipal bonds, obligations of U.S. government-sponsored enterprises and commercial paper	—	677,899	677,899
Total assets measured at fair value	$427,800	$677,899	$1,105,699

4.Marketable Securities

The following is a summary of cash equivalents and marketable securities as of January 3, 2016:

	January 3, 2016
In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)(1)	Fair Value
U.S. Treasury securities	$390,592	$57	$(245)	$390,404
Obligations of U.S. government-sponsored enterprises	357,324	24	(480)	356,868
Municipal bonds	127,398	43	(72)	127,369
Corporate debt securities and other	313,535	17	(65)	313,487
Money market funds	19,351	—	—	19,351
Total	$1,208,200	$141	$(862)	$1,207,479
Amounts included in:
Cash equivalents	$77,892	$—	$(7)	$77,885
Marketable securities	1,130,308	141	(855)	1,129,594
Total	$1,208,200	$141	$(862)	$1,207,479

The following is a summary of cash equivalents and marketable securities as of June 28, 2015:

	June 28, 2015

In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)(1)	Fair Value
U.S. Treasury securities	$364,925	$618	$(6)	$365,537
Obligations of U.S. government-sponsored enterprises	258,519	299	(1)	258,817
Municipal bonds	138,419	26	(80)	138,365
Corporate debt securities and other	280,699	21	(3)	280,717
Money market funds	62,263	—	—	62,263
Total	$1,104,825	$964	$(90)	$1,105,699
Amounts included in:
Cash equivalents	$98,657	$—	$(1)	$98,656
Marketable securities	1,006,168	964	(89)	1,007,043
Total	$1,104,825	$964	$(90)	$1,105,699

(1) The Company evaluated the nature of the investments with a loss position at January 3, 2016 and June 28, 2015, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of January 3, 2016 and June 28, 2015.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

	January 3,	June 28,
In thousands	2016	2015
Due in one year or less	$518,266	$605,726
Due after one year through three years	611,328	401,317
Total	$1,129,594	$1,007,043

5.    Stock-based Compensation

Equity Incentive Plans

The Company currently has a 2010 Equity Incentive Plan, under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Performance Shares and Performance Units.  Under the plan, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options (under previous equity incentive plans), Restricted Stock Awards and Restricted Stock Units. At January 3, 2016, 16.0 million shares were available for grant under the current plan.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options vest over a five-year period (generally 10% every six months) based upon continued employment.   Options expire seven years after the date of the grant. The Company’s last stock option grant to an employee was in January 2009.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At January 3, 2016, 2.3 million shares were available for issuance under the ESPP.

As of January 3, 2016, there was approximately $183.9 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately 5 years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the six months ended January 3, 2016, options for approximately 0.5 million shares were exercised for a gain (aggregate intrinsic value) of $9.8 million determined as of the dates of the option exercise.

Stock Options

The following table summarizes stock option activity and related information under all stock option plans during the period indicated:

Weighted
Average
	Stock Options	Exercise
	Outstanding	Price
Outstanding options, June 28, 2015	481,762	$22.75
Granted	—	—
Forfeited and expired	—	—
Exercised	(481,762)	22.75
Options outstanding at January 3, 2016	—	—

There were no outstanding options as of the second fiscal quarter ending January 3, 2016.

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

		Weighted
	Restricted Awards	Average Grant
	Outstanding	Date Fair Value
Non-vested at June 28, 2015	6,581,764	$40.13
Granted	832,695	41.80
Vested	(985,422)	34.64
Forfeited	(133,061)	39.32
Non-vested at January 3, 2016	6,295,976	$40.81

6.  Goodwill and Intangible Assets

On December 20, 2011, the Company acquired 100% of the outstanding stock of privately held Dust Networks (“Dust”) of Hayward, California, a provider of low power wireless sensor network technology. As a result of the acquisition the Company recorded goodwill and intangible assets during fiscal year 2012.

Goodwill

The goodwill balance of $2.2 million at January 3, 2016 is attributable to the acquisition of Dust.  There were no changes to the goodwill balance for the period ended January 3, 2016. The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable.  The Company expects that none of the goodwill will be deductible for tax purposes.

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

The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 5.4 years.  The useful lives of amortizable intangible assets are as follows:

Assets	Life
Intellectual property	5-10 years
Customer relationships	10 years

Intangible assets consisted of the following:

In thousands	January 3, 2016

		Accumulated
	Original Cost	Amortization	Net
Intellectual property	$13,100	$(7,200)	$5,900
Customer relationships	4,000	(1,600)	2,400
Total intangible assets	$17,100	$(8,800)	$8,300

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

8.  Stockholders’ Equity

Stock Repurchase

On October 14, 2014, the Company’s Board of Directors authorized the Company to repurchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period. During the quarter ended January 3, 2016, the Company repurchased approximately 0.4 million shares of its common stock for approximately $15.4 million.  The Company has approximately 6.9 million shares remaining under the 2014 authorization.

In addition to open market repurchases, the Company also repurchases shares related to equity award vestings as outlined below. During the quarter ended January 3, 2016, the Company repurchased approximately 0.2 million shares related to equity grants of its common stock for approximately $7.2 million. The Company generally grants restricted stock awards and restricted stock units under its equity incentive plans, which are subject to vesting. Recipients are required to pay tax on such awards and units at the time they vest. For the majority of restricted stock awards and units granted, the number of shares issued on the date the awards and units vest is net of the minimum statutory withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. These withheld shares are not included in the open market common stock repurchase totals in the above paragraph even though they are treated as common stock repurchases in the Company’s financial statements, as they reduce the number of shares that would otherwise have been issued.

Dividends

In January 2016, the Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.30 to $0.32 per share. This marked the 24th consecutive year the Company has increased its dividend. A cash dividend of $0.32 per share will be paid on February 24, 2016 to stockholders of record on February 12, 2016.  During the six months ended January 3, 2016, the Company paid $146.8 million in dividends representing $0.60 per share.  The payment of future dividends will be based on the Company's financial performance.

9.Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of January 3, 2016, the Company's other long-term liabilities account includes $37.2 million of unrecognized tax benefits of which approximately $16.1 million would favorably impact its effective income tax rate in future periods if the Company's positions on these tax matters are upheld.  The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $2.6 million accrued for interest at January 3, 2016.

The provision for income taxes decreased $5.4 million to $29.4 million for the three months ended January 3, 2016, compared to the same period in the prior fiscal year, due to a $7.5 million decrease in the Company’s income before income taxes and the permanent reinstatement of the R&D tax credit. As of June 28, 2015, the Company's foreign subsidiaries have accumulated undistributed earnings of approximately $1,003.4 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Linear Technology Corporation, a member of the S&P 500, has been designing, manufacturing and marketing a broad line of high performance analog integrated circuits for major companies worldwide for over three decades. The Company's products provide an essential bridge between our analog world and the digital electronics in communications, networking, industrial, transportation, computer, medical, instrumentation, consumer, and military and aerospace systems. Linear Technology produces power management, data conversion, signal conditioning, RF and interface ICs, µModule subsystems, and wireless sensor network products.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2015.

Results of Operations

Revenue by Geographic Region

	Three Months Ended				Change
	January 3,	% of	December 28,	% of
(Dollars in thousands)	2016	Revenue	2014	Revenue	Amount	Percent
North America	$95,225	27%	$96,392	27%	$(1,167)	-1%
Europe	66,497	19%	66,417	19%	80	0%
Japan	51,348	15%	54,702	16%	(3,354)	-6%
Rest of the world	134,058	39%	135,064	38%	(1,006)	-1%
Total revenue	$347,128	100%	$352,575	100%	(5,447)	-2%

Revenue declined in all major geographies, except Europe which remained flat, for the three months ended January 3, 2016, compared to the same period in the prior fiscal year. The second quarter of fiscal year 2016 had 14 weeks compared to the customary 13 weeks but that extra week does not have a commensurate impact on revenue. The revenue decline was led by the Communication market, followed by Industrial and Computer. These decreases were offset by growth in the Transportation market. Revenues for the quarter ended January 3, 2016, decreased from the prior fiscal year quarter due to a lower number of units shipped but was slightly offset by a higher average selling price (“ASP”).  The number of units shipped in the quarter ended January 3, 2016, decreased by approximately 4% to 181.2 million units from the 188.8 million units shipped in the prior fiscal year quarter.  The ASP of $1.92 per unit in the quarter ended January 3, 2016, increased as compared to the ASP of $1.88 per unit in the prior fiscal year quarter.

	Six Months Ended				Change
	January 3,	% of	December 28,	% of
(Dollars in thousands)	2016	Revenue	2014	Revenue	Amount	Percent
North America	$189,603	28%	$198,086	27%	$(8,483)	-4%
Europe	133,129	19%	140,182	19%	(7,053)	-5%
Japan	103,504	15%	110,646	15%	(7,142)	-6%
Rest of the world	262,809	38%	274,721	39%	(11,912)	-4%
Total revenue	$689,045	100%	$723,635	100%	$(34,590)	-5%

Revenue declined in all major geographies for the six months ended January 3, 2016, compared to the same period in the prior fiscal year. The second quarter of fiscal year 2016 had 27 weeks compared to the customary 26 weeks but that extra week does not have a commensurate impact on revenue. The revenue decline was led by the Communication market, followed by Industrial and Computer. These decreases were offset by growth in the Transportation market. Revenues for the six months ended January 3, 2016, decreased from the prior fiscal year quarter due to a lower number of units shipped but was slightly offset by a higher average selling price (“ASP”).  The decline in revenue was primarily due to weakness in end customer demand and related reductions in customer inventory balances as a result of a weak global macroeconomic climate.  The number of units shipped in the six months ended January 3, 2016, decreased by approximately 7% to 363.5 million units from the 389.4 million units shipped in the prior fiscal year quarter.  The ASP of $1.90 per unit in the six months ended January 3, 2016, increased as compared to the ASP of $1.87 per unit in the prior fiscal year quarter.

Gross Profit

	Three Months Ended		Change		Six Months Ended		Change
	January 3,	December 28,			January 3,	December 28,
(Dollars in thousands)	2016	2014	Amount	Percent	2016	2014	Amount	Percent
Gross profit	$262,744	$265,849	$(3,105)	(1.2)%	$519,456	$547,902	$(28,446)	(5.2)%
Gross margin as a % of revenue	75.7%	75.4%			75.4%	75.7%

Gross margin increased to 75.7% in the three months ended January 3, 2016, as compared to 75.4% in the prior fiscal year quarter.  The change in gross margin was primarily due to a higher ASP, higher factory efficiencies, and from favorable foreign exchange rates. This increase was slightly offset due to spreading fixed costs over a lower revenue base.

Gross margin decreased to 75.4% in the six months ended January 3, 2016, as compared to 75.7% in the prior fiscal year quarter.  The decrease in gross margin was primarily due to spreading fixed costs over a lower revenue base, which was slightly offset by a higher ASP.

Research and Development (“R&D”)

	Three Months Ended		Change		Six Months Ended		Change
	January 3,	December 28,			January 3,	December 28,
(Dollars in thousands)	2016	2014	Amount	Percent	2016	2014	Amount	Percent
R&D	$69,884	$65,101	$4,783	7.3%	$136,486	$130,701	$5,785	4.4%
R&D as a % of revenue	20.1%	18.5%			19.8%	18.1%

R&D expense increased $4.8 million for the three months ended January 3, 2016, compared to the same period in the prior fiscal year. The increase was primarily due to a $3.0 million increase in labor and fringe costs as the second quarter of fiscal year 2016 had an additional week of labor costs as the quarter had 14 weeks compared to the customary 13 weeks. In addition, there was a $1.4 million increase in stock compensation primarily due to the one extra week in the quarter.  Other R&D expenses increased $0.4 million primarily due to higher legal fees.

R&D expense increased $5.8 million for the six months ended January 3, 2016, compared to the same period in the prior fiscal year, due to a $4.4 million increase in labor and fringe costs primarily due to merit increases and the extra week period noted above as the period had 27 weeks compared to the customary 26 weeks. In addition, there was a $2.5 million increase in stock compensation partially due to the one extra week in the period.  Other R&D expenses increased $0.5 million. These increases were partially offset by a $1.6 million decrease in profit sharing.

Selling, General and Administrative (“SG&A”)

	Three Months Ended		Change		Six Months Ended		Change
	January 3,	December 28,			January 3,	December 28,
(Dollars in thousands)	2016	2014	Amount	Percent	2016	2014	Amount	Percent
SG&A	$43,403	$42,537	$866	2.0%	$83,596	$84,626	$(1,030)	(1.2)%
SG&A as a % of revenue	12.5%	12.1%			12.1%	11.7%

SG&A expense increased $0.9 million for the three months ended January 3, 2016, compared to the same period in the prior fiscal year, due to a $0.3 million increase in labor and fringe costs primarily due to the extra week noted above. Similarly, there was a $0.6 million increase in stock compensation due to the extra week in the quarter.

SG&A expense decreased $1.0 million for the six months ended January 3, 2016, compared to the same period in the prior fiscal year, due to a $1.1 million decrease in profit sharing and a $1.1 million decrease in other SG&A expenses primarily due to lower advertising expenses. These decreases were offset by a $1.2 million increase in stock compensation  primarily due to the one extra week in the period. Additionally, there was a $0.5 million increase in labor and fringe costs from the extra week that was offset by a $0.5 million decrease from shutdowns and related lower vacation expense.

Interest and Other Income

	Three Months Ended		Change		Six Months Ended		Change
	January 3,	December 28,			January 3,	December 28,
(Dollars in thousands)	2016	2014	Amount	Percent	2016	2014	Amount	Percent
Interest and other income	$1,521	$253	$1,268	501.2%	$2,508	$834	$1,674	200.7%
Interest and other income as a % of revenue	0.4%	0.1%			0.4%	0.1%

Interest and other income increased $1.3 million for the three months ended January 3, 2016, compared to the same period in the prior fiscal year, due to an increase in the average cash balance and interest rate earned on the Company's cash, cash equivalents and marketable securities balances. In addition, the prior fiscal year period was lower due to higher foreign currency exchange losses on non-trade foreign receivables.

Interest and other income increased $1.7 million for the six months ended January 3, 2016, compared to the same period in the prior fiscal year, due to an increase in the average cash balance and interest rate earned on the Company's cash, cash equivalents and marketable securities balances. In addition, as noted above, the prior fiscal year period was lower due to higher foreign currency exchange losses on non-trade foreign receivables.

Provision for Income Taxes

	Three Months Ended		Change		Six Months Ended		Change
	January 3,	December 28,			January 3,	December 28,
(Dollars in thousands)	2016	2014	Amount	Percent	2016	2014	Amount	Percent
Provision for income taxes	$29,446	$34,862	$(5,416)	(15.5)%	$68,303	$80,348	$(12,045)	(15.0)%
Effective tax rate	19.5%	22.0%			22.6%	24.1%

The provision for income taxes decreased $5.4 million for the three months ended January 3, 2016, compared to the same period in the prior fiscal year, due to a $7.5 million decrease in the Company’s income before income taxes and the permanent reinstatement of the R&D tax credit. The Company's effective income tax rate for the second quarter of fiscal year 2016 was 19.5% as compared to 22.0% in the same period of fiscal year 2015.

The provision for income taxes decreased $12.0 million for the six months ended January 3, 2016, compared to the same period in the prior fiscal year, due to a $31.5 million decrease in the Company’s income before income taxes and the permanent reinstatement of the R&D tax credit. The Company's effective income tax rate for the six months ended January 3, 2016 was 22.6% as compared to 24.1% in the same period of fiscal year 2015.

Excluding the effect of quarterly discrete tax adjustments, the Company estimates that its annual effective income tax rate for fiscal year 2016 will be in the range of 24.0% to 24.5%.

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

During the three months ended January 3, 2016 revenue grew 1.5% over the September quarter to $347.1 million primarily due to an improvement in sales into the transportation end-market.  Earnings per share were $0.50, up from $0.46 per share as the permanent reinstatement of the R&D tax credit in the December quarter added $0.04 due to the lower tax rate.  Looking ahead, it remains difficult to forecast in the current environment.  The macroeconomic climate does not appear to have improved noticeably and the Company’s largest end-market, Industrial, remains weak in most regions.  However, the Company’s book to bill ratio for the December quarter was greater than one and bookings through the early part of the fiscal third quarter have improved modestly aided by a pick up in the Transportation and Industrial markets.  Accordingly, for the fiscal third quarter the Company is forecasting revenue to be up 2% to 5% sequentially.

Liquidity and Capital Resources

At January 3, 2016, cash, cash equivalents and marketable securities totaled $1,307.7 million, an increase of $105.0 million over the June 28, 2015 balance. Major uses of cash provided by operating activities of $332.7 million were (i) cash dividends of $146.8 million and (ii) $79.2 million to purchase 1.6 million shares of the Company’s common stock in the open market and 0.3 million shares to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards. Working capital at January 3, 2016 was $1,485.0 million.

The Company’s cash, cash equivalent, and marketable securities include significant funds held by the Company’s non-U.S. subsidiaries. Funds held by non-U.S. subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S.  The Company’s non-U.S. funds include approximately $285 million available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts accrued in its financial statements as of January 3, 2016. The remaining amount of non-U.S. cash and cash equivalents, short-term investments is being held offshore indefinitely for reinvestment and, therefore, no U.S. current or deferred taxes have been accrued on such amount.

The Company’s international operations and capital requirements are funded primarily by cash generated by foreign operating activities and cash held by non-U.S subsidiaries. The Company’s U.S. operations and capital requirements are funded primarily by cash generated from U.S. operating activities and to a lesser extent by cash and investments held by the U.S. parent company.  Cash generated by U.S. operations has been and is expected to be sufficient to meet the Company’s business needs in the U.S. for the foreseeable future including the funding of U.S. operations, purchases of capital equipment and the quarterly dividend. In addition, cash generated by U.S. operations has been sufficient to fund common share repurchases at recent historic levels in accordance with programs approved by the Board of Directors.  Should the Company’s U.S. cash needs exceed its funds generated by U.S. operations due to a capital transaction outside the normal course, such as acquisitions of large capital assets or U.S. businesses or repurchases of common shares in excess of recent historical levels, the Company may require additional funds in the U.S. In this event, the Company could repatriate funds held by non-U.S. subsidiaries subject to U.S. taxation without incurring additional income tax expense (i.e. U.S. deferred taxes on such amounts have been already provided), borrow under its existing Line of Credit Agreement, seek other U.S. borrowing alternatives or utilize these sources in combination.

At January 3, 2016, accounts receivable totaled $145.0 million, a decrease of $34.2 million from the June 28, 2015 balance. The decrease is primarily due to lower shipments in the second quarter of fiscal year 2016 as compared to the fourth quarter of fiscal year 2015 and higher collections due to an extra week in the 2016 period.  At January 3, 2016, inventory totaled $94.1 million, a decrease of $5.8 million from the June 28, 2015 balance.  The decrease in inventory was primarily due to a decrease in the Company’s finished goods and raw materials inventory.

At January 3, 2016, net property, plant and equipment totaled $283.9, a decrease of $3.8 million from the June 28, 2015 balance. For the six months ended January 3, 2016, fixed asset additions totaled $21.1 million, primarily for procurement of assembly, test and wafer fabrication equipment and the extension of a factory building in Singapore. Depreciation expense for the period was $24.9 million.

In January 2016, the Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.30 to $0.32 per share. This marked the 24th consecutive year the Company has increased its dividend. A cash dividend of $0.32 per share will be paid on February 24, 2016 to stockholders of record on February 12, 2016. The payment of future dividends will be based on financial performance.

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

Off-Balance Sheet Arrangements

As of January 3, 2016, the Company had no off-balance sheet financing arrangements.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 3, 2016.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended January 3, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We depend on demand from the industrial, communication, computer, consumer and transportation end-markets we serve. Our revenues and profitability are based on certain levels of consumer and corporate spending. Reductions or other fluctuations in consumer and/or corporate spending, including as a result of uncertain conditions in the macroeconomic environment, such as government economic or fiscal instability, restricted global credit conditions, reduced demand, imbalanced inventory levels, mortgage failures, fluctuations in interest rates, energy prices, currencies, or other conditions, could adversely affect our revenues and profitability. The impact of general economic sluggishness relating to government debt limits, unemployment issues and other causes can cause customers to be cautious, or delay or reduce orders for our products until these economic uncertainties improve.

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

The markets for our products depend on continued demand for our products in the communications, industrial, computer, high-end consumer and transportation end-markets. The semiconductor industry is characterized by rapid technological change, variations in manufacturing efficiencies of new products, and significant expenditures for capital equipment and product development. New product offerings by competitors and customer demands for increasing linear integrated circuit performance or lower prices may render our products less competitive over time, thus necessitating our continual development of new products.  New product introductions are thus a critical factor for maintaining or increasing future revenue growth and sustained or increased profitability, but they can present significant business challenges because product development commitments and expenditures must be made well in advance of the related revenues, in some cases years. The success of a new product depends on a variety of factors including accurate forecasts of long-term market demand and future technological developments, accurate anticipation of competitors’ actions and offerings, timely and efficient completion of process design and development, timely and efficient implementation of manufacturing and assembly processes, product performance, quality and reliability of the product, and effective marketing, revenue and service.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended January 3, 2016.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)
Month #1 (September 28, 2015 – October 25, 2015)	—	$—	—	7,232,795
Month #2 (October 26, 2015 - November 22, 2015)	508,364	44.44	350,000	6,882,795
Month #3 (November 23, 2015 – January 3, 2016)	—	—	—	6,882,795
Total	508,364	$44.44	350,000	6,882,795

(1) During the quarter ended January 3, 2016, the Company withheld 158,364 shares of restricted stock for $7.2 million to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.  In addition, the Company repurchased 350,000 shares of its common stock in the open market for approximately $15.4 million under an open market repurchase program authorized by the Board of Director in October 2014.

(2) On October 14, 2014, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

Exhibit Number	Description

10.54	Linear Technology Corporation 2005 Employee Stock Purchase Plan, as amended and restated. (*) (1)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

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

(1) Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2015.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAR TECHNOLOGY CORPORATION

DATE:	February 11, 2016	BY	/s/ Donald P. Zerio
Donald P. Zerio
Vice President, Finance & Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)