Form 10-K
period 2016-07-03
LINEAR TECHNOLOGY CORP /CA/
filed 2016-08-25
CIK 791907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $6,679,000,000 as of December 31, 2015 based upon the closing sale price on the Nasdaq Global Market reported for such date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 239,721,247 shares of the registrant’s common stock issued and outstanding as of July 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Items 10, 11, 12 and 14 of Part III incorporate information by reference from the definitive proxy statement (the “2016 Proxy Statement”) for the 2016 Annual Meeting of Stockholders, to be filed subsequently.

LINEAR TECHNOLOGY CORPORATION

FORM 10-K

For the Fiscal Year Ended July 3, 2016

PART I

ITEM 1.     BUSINESS

Except for historical information contained in this Annual Report on Form 10-K (“Form 10-K”), certain statements set forth herein, including statements regarding future revenues and profits; the anticipated trends in the Company’s revenue and the Company’s expectations regarding the duration of the weak cycle; future conditions in the Company’s markets; availability of resources and manufacturing capacity; resolution of certain tax matters; and the anticipated impact of current and future lawsuits and investigations are forward-looking statements that are dependent on certain risks and uncertainties including such factors, among others, as the timing, volume and pricing of new orders for the Company’s products, timely ramp-up of new facilities, the timely introduction of new processes and products, general conditions in the world economy and financial markets and other factors described below. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Words such as “expect,” “anticipate,” “forecast,” “intend,” “plan,” “believe,” “seek,” “estimate,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  See “Item 1A - Risk Factors” in this Form 10-K for a more thorough list of potential risks and uncertainties.

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

Recent Developments

On July 26, 2016, the Company announced that it had entered into a definitive merger agreement (the “Analog Merger Agreement”) with Analog Devices, Inc., a Massachusetts corporation (“Analog Devices”), under which a wholly owned subsidiary of Analog Devices will merge with and into the Company, and the Company will survive as a wholly owned subsidiary of Analog Devices (the “Analog Acquisition”). Under the terms of the Analog Merger Agreement, Linear Technology stockholders who do not exercise their appraisal rights under Delaware law will have the right to receive, for each Linear Technology share held by such stockholders, $46.00 in cash (the “Cash Consideration”) and 0.2321 shares of Analog Devices common stock, par value $0.16 2/3 per share (the “Stock Consideration,” and together with the Cash Consideration, the “Merger Consideration”) (with the ratio of Stock Consideration to Cash Consideration subject to adjustment pursuant to the terms of the Analog Merger Agreement so that the aggregate number of shares issued by Analog Devices as Stock Consideration will not exceed 19.9% of the total outstanding common stock of Analog Devices prior to the Analog Acquisition). Each of the Company’s equity awards that were outstanding as of July 22, 2016 and are unvested as of the closing of the Analog Acquisition will be converted into the right to receive the Merger Consideration in respect of each share of the Company’s common stock underlying such award when such award vests.  Each of the Company’s other equity awards that were granted after July 22, 2016 and are unvested as of the closing of the Analog Acquisition will be converted into the right to receive 0.9947 shares of Analog Devices common stock in respect of each share of the Company’s common stock underlying such award when such award vests.

The transaction has been approved by both the Company’s Board of Directors and the board of directors of Analog Devices, and the completion of the Analog Acquisition is subject to customary closing conditions including, among others, the approval of Linear Technology’s stockholders and various regulatory approvals. The transaction is expected to close during the first half of calendar 2017. For additional information on the Analog Merger Agreement and the Analog Acquisition, please refer to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2016. The

Company cannot guarantee that the Analog Acquisition will be completed or that, if completed, it will be exactly on the terms set forth in the Analog Merger Agreement.

Available Information

The Company makes available free of charge through its website, www.linear.com, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission (“SEC”).  These reports may also be requested by contacting Donald P. Zerio, Vice President of Finance and Chief Financial Officer, 1630 McCarthy Blvd., Milpitas, CA 95035. The Company’s Internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.  In addition, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or may obtain information by calling the SEC at 1-800-SEC-0330. Moreover, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding reports that the Company files electronically with the SEC at http://www.sec.gov.

The Linear Circuit Industry

Semiconductor components are the electronic building blocks used in electronic systems and equipment.  These components are classified as either discrete devices (such as individual transistors) or integrated circuits (in which a number of transistors and other elements are combined to form a more complicated electronic circuit).  Integrated circuits (“ICs”) may be divided into two general categories, digital and linear (or analog).  Digital circuits, such as memory devices and microprocessors, generally process on-off electrical signals, represented by binary digits, “1” and “0.”  In contrast, linear integrated circuits monitor, condition, amplify or transform continuous analog signals associated with physical properties, such as temperature, pressure, weight, light, sound or speed, and play an important role in bridging between real world phenomena and a variety of electronic systems.  Linear integrated circuits also provide voltage regulation and power control to electronic systems, especially in hand-held and larger battery powered systems where battery management and high power efficiency are needed.

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

Interfaces - Interface circuits act as an intermediary to transfer digital signals between or within electronic systems.  These circuits are used in computers, modems, instruments, networking equipment and remote data acquisition systems.

Data Converters - These circuits change linear (analog) signals into digital signals, or vice versa, and are often referred to as data acquisition subsystems, A/D converters and D/A converters.  The accuracy and speed with which the analog signal is converted to its digital counterpart (and vice versa) is considered a key characteristic for these devices.  Lower speed data converters offer resolution up to 32 bits, while high speed converters may operate in the region of 100’s of megahertz sample rates.

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

PLL Synthesizers and Clock Distribution- A phase locked loop (“PLL”) locks the phase and frequency of a higher frequency device (usually a voltage controlled oscillator) to a more stable, lower frequency device.  As a black box, the PLL can be viewed as a frequency multiplier.  A PLL is employed when there is the need for a stable reference high frequency local oscillator source.  Example applications are numerous and include wireless/optical communications and networking, medical devices and instrumentation.

SmartMesh® Embedded Wireless Sensor Network-  SmartMesh®IP and SmartMesh WirelessHART products consist of low power electronic components, board level products, and software.  SmartMesh® sensor networks are comprised of a self-forming mesh of nodes, or “motes,” which collect and relay data, and a network manager that monitors and manages network performance and sends data to the host application, enabling wireless monitoring and control of physical attributes such as temperature, pressure, light, sound and motion. This is particularly important for industrial internet of things (“IoT”) applications, where wireless sensor networks may be deployed in harsh and remote environments. With an average power consumption of less than 50µA in heavy usage applications, SmartMesh products deliver over 10 year battery life, enabling wireless sensor nodes to be placed anywhere. Since all SmartMesh products include secure, precompiled network stacks, dynamic mesh optimization software, and network diagnostics software, developers can focus on rapid industrial IoT application development.

Isolated µModule Transceivers- Isolated µModule transceivers use magnetically coupled technology to provide data and power isolation in a system in a package module.  They integrate inductive/magnetic components, dedicated integrated circuit functions and power on a single substrate printed circuit board, all encapsulated in a standard plastic package.

Radio and Microwave Frequency Circuits - These circuits include mixers, modulators, demodulators, amplifiers, drivers, filters, oscillators/synthesizers and power detectors and controllers.  Frequency capabilities reach up to 40GHz. They are used in 2G, 3G, 4G LTE, and the emerging 5G wireless and cable infrastructure, cellphones, wireless data communications, microwave, backhaul, military, radars, precision GPS and satellite communications.

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

Signal Chain µModule Products- Complete signal chain functions utilizing data converters, filters, amplifiers, RF circuits, and related passive components are encapsulated as system-in-a-package modules.  Signal Chain µModule products simplify the design and eliminate circuit board layout problems and individual component selection for high performance systems, while requiring only normal IC handling and board manufacturing processes.

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
Media players
Video/multimedia systems
Wearables

Marketing and Customers

The Company markets its products worldwide primarily through a direct sales staff and through electronics distributors to a broad range of customers in diverse industries.  Arrow Electronics Inc. (“Arrow”), the Company’s largest distributor, distributes the Company’s products worldwide.  Arrow is one of the largest distributors of electronic components in the world with revenues of $23.3 billion in its fiscal year ended December 31, 2015.  Arrow’s global components business segment covers the world’s largest electronics markets - the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific regions.  As of July 3, 2016 and June 28, 2015, Arrow accounted worldwide for 42% and 36% of the Company’s total net accounts receivable, respectively.  Arrow worldwide accounted for 34%,  32% and 31% of the Company’s worldwide net revenues in fiscal 2016,  2015 and 2014, respectively.  Arrow, like the Company’s other distributors, is not an end customer, but rather serves as a channel of sale to many end users of the Company’s products.

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

During fiscal years 2016, 2015 and 2014, international revenues were $1,028.0 million or 72% of revenues, $1,066.9 million or 72% of revenues, and $1,010.3 million or 73% of revenues, respectively. The Company’s export sales are billed and payable in United States dollars, and thus export sales are generally not directly subject to fluctuating currency exchange rates.  During fiscal years 2016, 2015 and 2014, domestic revenues were $396.0 million or 28% of revenues, $408.2 million or 28% of revenues, and $378.1 million or 27% of revenues, respectively.

The Company’s backlog of released and firm orders was approximately $187.0 million at July 3, 2016 as compared with $153.9 million at June 28, 2015.  The Company defines backlog as consisting of distributor stocking orders and OEM orders for which a delivery schedule has been specified by the OEM customer for product shipment within six months.  Although the Company receives volume purchase orders, most of these purchase orders are cancelable, generally outside of thirty days of delivery, by the customer without significant penalty.  Lead-time for the release of purchase orders depends upon the scheduling practices of the individual customer and the availability of individual products, so the rate of booking new orders varies from month to month.   Also, the Company’s agreements with certain domestic distributors provide for price protection.  Consequently, the Company does not believe that its backlog at any time is necessarily representative of actual sales for any succeeding period.

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

Based on its anticipated production requirements, the Company believes it will have sufficient available resources and manufacturing capacity for fiscal year 2017.

Patents, Licenses and Trademarks

The Company has been awarded 1,401 United States and international patents and has considerable pending and published patent applications outstanding. Although the Company believes that these patents and patent applications may have value, the Company’s future success will depend primarily upon the technical abilities and creative skills of its personnel, rather than on its patents.

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

As is common in the semiconductor industry, the Company has at times been notified of claims that it may be infringing patents issued to, or other proprietary rights held by others, and has periodically been involved in litigation pertaining to such matters.  If it appears necessary or desirable, the Company may seek licenses under such patents or rights, although there can be no assurance that all necessary licenses can be obtained by the Company on acceptable terms.  In addition, from time to time the Company may negotiate with other companies to license patents, products or process technology for use in its business.

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

As of July 3, 2016, the Company had 1,316 employees involved in research, development and engineering related functions, as compared to 1,289 employees as of June 28, 2015. The Company has remote design centers throughout the United

States, as well as in Singapore, China and Germany as part of the Company’s strategy of obtaining and retaining analog engineering design talent.

During fiscal years 2016, 2015, and 2014, the Company incurred research and development expense of $276.5 million, $266.8 million, and $250.4 million, respectively.

Government Contracts

The Company currently has no material U.S. Government contracts.

Employees

As of July 3, 2016, the Company had 4,923 employees, including 482 in marketing and sales, 1,316 in research, development and engineering related functions, 3,027 in manufacturing and production, and 98 in management, administration and finance. The Company has never had a work stoppage, no employees are represented by a labor organization, and the Company considers its employee relations to be good.

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

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of August 1, 2016, are as follows:

Name	Age	Position
Robert H. Swanson, Jr.	77	Executive Chairman of the Board of Directors
Lothar Maier	61	Chief Executive Officer
Paul Chantalat	66	Vice President Quality and Reliability
Donald P. Zerio	56	Vice President of Finance and Chief Financial Officer; Secretary
Robert C. Dobkin	72	Vice President of Engineering and Chief Technical Officer
Alexander R. McCann	50	Vice President and Chief Operating Officer
Richard Nickson	66	Vice President of North American Sales
David A. Quarles	50	Vice President of International Sales
Donald Paulus	59	Vice President and General Manager, D Power Products
Steve Pietkiewicz	56	Vice President and General Manager, S Power Products
Robert Reay	55	Vice President and General Manager, Mixed Signal Products
Erik M. Soule	52	Vice President and General Manager, Signal Conditioning Products

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

Risks Related to the Analog Acquisition

Our business relationships may be subject to disruption due to uncertainty associated with the Analog Acquisition, which could have an adverse effect on our results of operations, cash flows and financial position and, following the completion of the Analog Acquisition, those of the combined company.

Parties with which we do business may be uncertain as to the effects on them from the Analog Acquisition and related transactions, including with respect to their current or future business relationships with us or the combined company.  These relationships may be subject to disruption,  as customers, suppliers and other persons with whom we have business relationships may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us, or consider entering into business relationships with parties other than us or the combined company.  These disruptions could have an adverse effect on our results of operations, cash flows and financial position or those of the combined company following the completion of the Analog Acquisition. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Analog Acquisition or termination of the Analog Merger Agreement.

The Analog Merger Agreement subjects us to restrictions on our business activities.

The Analog Merger Agreement subjects us to restrictions on our business activities and generally obligates us to generally operate our businesses in all material respects in the ordinary course.  These restrictions could have an adverse effect on our results of operations, cash flows and financial position.

Completion of the Analog Acquisition is subject to the conditions contained in the Analog Merger Agreement, and if these conditions are not satisfied or waived, the Analog Acquisition will not be completed.

Our obligations and the obligations of Analog Devices to complete the Analog Acquisition are subject to the satisfaction or waiver of a number of conditions, including the approval of the Analog Acquisition proposal by our stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and the receipt of all other required regulatory approvals.  For a more complete summary of the required regulatory approvals and the conditions to the closing of the Analog Acquisition, please review the Analog Merger Agreement in its entirety, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2016.

Many of the conditions to closing of the Analog Acquisition are not within our control, and we cannot predict when or if these conditions will be satisfied.  If any of these conditions are not satisfied or waived prior to April 26, 2017, which date will automatically be extended to October 26, 2017 under certain circumstances, it is possible that the Analog Merger Agreement will be terminated.  Although we and Analog Devices have agreed in the Analog Merger Agreement to use reasonable best efforts, subject to certain limitations, to complete the Analog Acquisition as soon as practicable, these and other conditions to the completion of the Analog Acquisition may not be satisfied.  The failure to satisfy all of the required conditions could delay the completion of the Analog Acquisition for a significant period of time or prevent it from occurring. There can be no assurance that the conditions to the closing of the Analog Acquisition will be satisfied or waived or that the Analog Acquisition will be completed. See the risk factor below titled “Failure to complete the Analog Acquisition could negatively affect our stock price,  future business and financial results.”

The Analog Acquisition is subject to the expiration of applicable waiting periods, and the receipt of approvals, consents or clearances from domestic and foreign regulatory authorities that may impose conditions that could have an adverse effect on us or the combined company or, if not obtained, could prevent completion of the Analog Acquisition.

Before the Analog Acquisition may be completed, any waiting period (or extension thereof) applicable to the Analog Acquisition must have expired or been terminated, and any approvals, consents or clearances required in connection with the Analog Acquisition must have been obtained, in each case, under the HSR Act and under the antitrust and competition laws of China, Israel, Japan, Korea, the European Union (to the extent it has jurisdiction as a result of a referral request made pursuant to Article 4(5) of the EC Merger Regulation or Article 22 of the EC Merger Regulation, which we refer to in this annual report as a European Union specified merger control action), Romania (to the extent required by applicable law, unless a European specified merger control action occurs), Germany (unless a European Union specified merger control action occurs) and the United Kingdom (unless a European Union specified merger control action occurs, and to the extent there is a publication by the United Kingdom Competition & Markets Authority of an Invitation to Comment in relation to the transaction, on its website and/or on the Regulatory News Service of the London Stock Exchange). In addition, the Analog Acquisition may be reviewed under antitrust statutes of other governmental authorities, including U.S. state laws. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the Analog Acquisition on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs on, or place restrictions on the conduct of, the combined company’s business. Under the Analog Merger Agreement, we and Analog Devices have agreed to use reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities. However, Analog Devices will not be required to do any of the following in order to obtain any regulatory approval or otherwise to consummate the Analog Acquisition, and any requirement to do any of the following in order to obtain a required regulatory approval would result in the conditions to the consummation of the Analog Acquisition not being satisfied, unless waived by Analog Devices: (i) sell, divest, exclusively license, hold separate, or otherwise dispose of, or (ii) grant any non-exclusive license, accept any operational restrictions or take or commit to take any actions which restrictions or actions would limit Analog Devices’ or any of its affiliates’ freedom of action, in each case with respect to assets, licenses, product lines, operations or businesses of Analog Devices, Linear Technology or any of their respective subsidiaries that individually or in the aggregate generated total collective revenues in excess of $125 million in Analog Devices or Linear Technology’s fiscal year 2016, which we refer to in this annual report as the revenue cap. For purposes of clause (ii), the revenues of the asset, license, product line, operation or business impacted by such non-exclusive license, operational restriction or action will be considered in determining whether the revenue cap is met only if such restrictions would limit Analog Devices’ or its affiliates’ freedom of action with respect to the impacted asset, product line, operation or business after the effective time in a manner that is material to such impacted asset, product line, operation or business or, in the case of a non-exclusive license, the adverse effect of such license is non-de minimis with respect to the impacted asset, product line, operation or business. Analog Devices will also not be required to agree to or accept any obligation to permit any third party to invest (directly or indirectly, including through a joint venture or similar arrangement) in Analog Devices, Linear Technology, or any of their subsidiaries or affiliates. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Analog Acquisition or imposing additional material costs on or materially limiting the revenues of the combined company following the completion of the Analog Acquisition. In addition, neither we nor Analog Devices can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Analog Acquisition.

The Analog Merger Agreement limits our ability to pursue alternatives to the Analog Acquisition and may discourage other companies from trying to acquire the Company.

The Analog Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Analog Devices. These provisions include a general prohibition on the Company soliciting any acquisition proposal or offer for a competing transaction. Further, there are only limited exceptions to (i) our agreement that our Board of Directors will not withdraw or modify in a manner adverse to Analog Devices the recommendation of the our Board of Directors that our stockholders vote in favor of the adoption of the Analog Merger Agreement and (ii) our agreement not to enter into an agreement with respect to a company takeover proposal. In addition, we are required to pay Analog Devices a termination fee of $490 million if the Analog Merger Agreement is terminated in certain circumstances relating to our entry into an agreement for an alternative transaction or a change in the recommendation of our Board of Directors with respect to the Analog Acquisition.

These provisions could discourage a third party that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Analog Acquisition. These provisions might also result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Failure to complete the Analog Acquisition could negatively affect our stock price and our future business and financial results.

If the Analog Acquisition is not completed for any reason, including as a result of our stockholders failing to approve the Analog Acquisition proposal, our ongoing business may be adversely affected,  and, without realizing any of the benefits of having completed the Analog Acquisition, we could be subject to a number of negative consequences, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•	we may experience negative reactions from our customers and suppliers, or negative publicity generally;
•	we may experience negative reactions from our employees and may not be able to retain key management personnel and other key employees;
•	we will have incurred, and will continue to incur, significant non-recurring costs in connection with the Analog Acquisition that we may be unable to recover;

•

the Analog Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Analog Acquisition, the waiver of which is subject to the consent of Analog Devices (not to be unreasonably withheld, conditioned or delayed in certain circumstances), which may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Analog Acquisition that may be beneficial to us if the Analog Acquisition were not to occur; and

•

matters relating to the Analog Acquisition (including integration planning) will require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations and other opportunities that may be beneficial to us as an independent company.

In addition, upon termination of the Analog Merger Agreement, we are required to pay Analog Devices a termination fee of $490 million if the Analog Merger Agreement is terminated in certain circumstances relating to our entry into an agreement for an alternative transaction or a change in the recommendation of our Board of Directors with respect to the Analog Acquisition. Finally, we could be subject to litigation related to any failure to complete the Analog Acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the Analog Merger Agreement. If the Analog Acquisition is not completed, any of these risks may materialize and may adversely affect our business, financial condition, financial results and stock price.

Uncertainties associated with the Analog Acquisition may cause a loss of our management personnel and our other key employees, which could adversely affect our future business and operations or those of the combined company following the Analog Acquisition.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. The combined company’s success after the Analog Acquisition, or our success as a stand-alone company if the Analog Acquisition is not completed, will depend in part upon our ability to retain key management personnel and other key employees. Current and prospective employees of the Company may experience uncertainty about their future roles with the combined company following the Analog Acquisition, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Analog Acquisition. Accordingly, no assurance can be given that either we or the combined company will be able to retain our key management personnel and our other key employees.

Lawsuits may in the future be filed against us or our directors challenging the Analog Acquisition, and an adverse ruling in any such lawsuit may prevent the Analog Acquisition from becoming effective or from becoming effective within the expected timeframe.

Transactions like the Analog Acquisition are frequently the subject to litigation or other legal proceedings, including actions alleging that our Board of Directors breached its fiduciary duty to our stockholders by entering into the Analog Merger Agreement, by failing to obtain a greater value in the transaction for our stockholders or otherwise.  We believe that any such litigation or proceedings would be without merit, but there can be no assurance that they will not be brought.  If litigation or other legal proceedings are in fact brought against us or our Board, we would defend against it vigorously, but we might not be successful in doing so.  An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial condition, including through the possible diversion of our resources or distraction of key personnel.

Further, one of the conditions to the completion of the Analog Acquisition is that no injunction by any court or other tribunal of competent jurisdiction be in effect that temporarily or permanently prohibits, enjoins or makes illegal the consummation of the Analog Acquisition. As such, if any of the plaintiffs are successful in obtaining an injunction prohibiting the consummation of the Analog Acquisition, that injunction may prevent the Analog Acquisition from becoming effective or from becoming effective within the expected timeframe.

Risks Related to Our Business

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

Historically, we have maintained low lead times, which have enabled customers to place orders close to their true needs for product. In defining our financial goals and projections, we consider inventory on hand, backlog, production cycles and expected order patterns from customers. If our estimates in these areas are inaccurate, we may not be able to meet our revenue goals and projections. In addition, some customers require us to manufacture product and have it available for shipment, even though the customer is unwilling to make a binding commitment to purchase all, or even some, of the products.  As a result, in any quarterly fiscal period we are subject to the risk of cancellation of orders leading to a fall-off of revenue and backlog.  Further, those orders may be for products that meet the customer’s unique requirements, such that those cancelled orders would, in addition, result in an inventory of unsalable products, and thus potential inventory write-offs. We routinely estimate inventory reserves required for such products, but actual results may differ from these reserve estimates.

We generate revenue from thousands of customers worldwide and our revenues are diversified by end-market and geographical region.  Our results in any period, or sequence of periods, may be positively affected by the fact that a customer has designed one of our products into one of their high selling products. This positive effect may not last, however, as our customers frequently redesign their high selling products, especially to lower their products’ costs. In such redesigns, they may decide to no longer use our product or may seek pricing terms from us that we choose not to accede to, thus resulting in the customer ceasing or significantly decreasing its purchases from us. In addition, the pendency of the Analog Acquisition could cause customers to fear, rightly or wrongly, that the combined company might not continue to offer those of our products that are designed into their products and thus reduce their purchases of our products or consider redesign of their products, even before the Analog Acquisition is anticipated to close. The loss of, or a significant reduction in, purchases by a portion of our customer base, for these or other reasons, such as changes in purchasing practices, could adversely affect our results of operations.  In addition, the timing of customers’ inventory adjustments may adversely affect our results of operations.

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

Our dependence on third-party foundries and other manufacturing subcontractors may cause delays beyond our control in delivering our products to our customers.

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

We are dependent on outside silicon foundries for a small portion (roughly 5%) of our wafer fabrication.  As a result, we cannot directly control delivery schedules for these products, which could lead to product shortages, quality assurance problems, increases in the cost of our products and delays in delivering our products to our customers.  If these foundries are unable or unwilling to produce adequate supplies of processed wafers conforming to our quality standards, our business and relationships with our customers for the limited quantities of products produced by these foundries could be adversely affected.  Finding alternate sources of supply or initiating internal wafer processing for these products may not be economically feasible.  In addition, the manufacture of our products is a highly complex and precise process, requiring production in a highly controlled environment.  Changes in manufacturing processes or the inadvertent use of defective or contaminated materials by a third-party foundry could adversely affect the foundry’s ability to achieve acceptable manufacturing yields and product reliability.

We rely on third-party vendors for materials, supplies, critical manufacturing equipment and freight services that may not have adequate capacity or may be impacted by outside influences such as natural disasters or material sourcing that could impact our product delivery requirements.

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

Our manufacturing processes rely on critical manufacturing equipment purchased from third-party suppliers. During periods of increasing demand we could experience difficulties or delays in obtaining additional critical manufacturing equipment.  In addition, suppliers of semiconductor manufacturing equipment are sometimes unable to deliver test and/or fabrication equipment to a schedule or equipment performance specification that meets our requirements. Delays in delivery of equipment needed for growth could adversely affect our ability to achieve our manufacturing and revenue plans in the future.

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

We compete in the high performance segment of the linear integrated circuit market. Our competitors include among others, Analog Devices, Intersil Corporation, Maxim Integrated Products, Inc. and Texas Instruments, Inc. Competition among manufacturers of linear integrated circuits is intense, and certain of our competitors have significantly greater financial, technical, manufacturing and marketing resources than us. The principal elements of competition include product performance, functional value, quality and reliability, technical service and support, price, diversity of product line and delivery capabilities. We believe we compete favorably with respect to these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities.

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

We rely on our internal manufacturing facilities located in California and Washington to fabricate most of our wafers. California is in its fifth year of drought and while the state government has eased the mandatory residential reduction in statewide water use in May 2016, both state and local governmental authorities will continue to enforce water use restrictions or impose new ones should drought conditions persist. In the future, this drought may impact businesses in the form of rate increases and/or mandatory reductions.  Our fabrication process consumes a significant amount of water and we are generally dependent upon water provided by public utilities. We also maintain a well at the California facility; however, we may be restricted on the amount of water we can draw from that well. Restrictions on our access to water could have a significant adverse impact on our business as production at our California facility could be disrupted by the unavailability of water.  In addition, we may be charged more for water or fined for deemed excessive usage which could impact our operating margins if we are not able to pass along price increases to our customers.

We are subject to a variety of domestic and international laws and regulations, including those relating to the use of “conflict minerals”, U.S. Customs and Export Regulations and the Foreign Corrupt Practices Act.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the SEC has promulgated disclosure requirements regarding the use of certain minerals (tantalum, tin, tungsten and gold), which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals.  Certain of our products contain gold, tungsten and tin.  As a result of the Dodd-Frank Act, we must annually publicly disclose whether we manufacture (as defined in the Dodd-Frank Act) any products that contain conflict minerals.  Additionally, customers typically rely on us to provide critical data regarding the parts they purchase, including conflict mineral information.  Our material sourcing is broad-based and multi-tiered, and it is difficult to verify the origins for conflict minerals used in the products we sell. We have many suppliers,  and each may provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, we may face reputational challenges from being unable to sufficiently verify the origins of conflict minerals used in our products.  Additionally, customers may demand that the products they purchase be free of conflict minerals. This may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices.

Among other laws and regulations, we are also subject to U.S. Customs and Export Regulations, including U.S. International Traffic and Arms Regulations and similar laws, which collectively control import, export and sale of technologies by companies and various other aspects of the operation of our business, and the Foreign Corrupt Practices Act and similar anti-bribery laws, which prohibit companies from making improper payments to government officials for the purposes of obtaining or retaining business.  While our policies and procedures mandate compliance with such laws and regulations, there can be no assurance that our employees and agents will always act in strict compliance. Failure to comply with such laws and regulations may result in civil and criminal enforcement, including monetary fines and possible injunctions against shipment of product or other activities, which could have a material adverse impact on our results of operations and financial condition.

Our financial results may be adversely affected by increased tax rates and exposure to additional tax liabilities.

As a global company, our effective tax rate is highly dependent upon the geographic composition of our worldwide earnings and tax regulations governing each region.  We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required on our part to determine our worldwide tax liabilities.  We have a partial tax holiday through July 2025 in Malaysia and a partial tax holiday in Singapore through August 2019.  The ability to extend such tax holidays beyond their date of expiration cannot be assured.   Our effective tax rate as well as the actual tax ultimately payable could be adversely affected by changes in the split of earnings between countries with differing statutory tax rates, in the valuation of deferred tax assets, in tax laws or by material audit assessments, which could affect our profitability. In addition, if we fail to meet certain conditions to the tax holidays, we may be liable for additional taxes and penalties. The amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Jurisdictions could change their tax regulations to include profits that were previously exempt.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.     PROPERTIES

At July 3, 2016, the Company owned the major facilities described below:

No. of Bldgs	Location	Total Sq. Ft	Use
6	Milpitas, California	430,000	Executive and administrative offices, wafer fabrication, test and assembly operations, research and development, sales and marketing, and warehousing and distribution
1	Camas, Washington	105,000	Wafer fabrication
1	Chelmsford, Massachusetts	30,000	Research and development; sales and administration
1	Colorado Springs, Colorado	20,000	Research and development
1	Auburn, New Hampshire	20,000	Research and development
1	Raleigh, North Carolina	20,000	Research and development; sales and administration
2	Singapore (A)	360,000	Test and packaging operations, warehousing and distribution, research and development, and sales and administration
1	Malaysia (B)	350,000	Assembly operations, research and development

(A)           Leases on the land used for this facility expire in 2021 through 2022 with an option to extend the lease for an additional 30 years.

(B)           Leases on the land used for this facility expire in 2054 through 2057.

The Company leases additional design facilities located in: Burlington, Vermont; Santa Barbara, California; Grass Valley, California; Phoenix, Arizona; Dallas, Texas; Munich, Germany; and Hangzhou, China. The Company leases sales offices in the United States in the areas of Chicago, Cleveland, Minneapolis, Philadelphia, Sacramento, San Jose, Denver, Portland, Seattle, Austin, Irvine, Los Angeles and San Diego; and internationally in London, Stockholm, Helsinki, Dortmund, Munich, Stuttgart, Paris, Milan, Sydney, Tokyo, Nagoya, Osaka, Taipei, Singapore, Seoul, Hong Kong, Beijing, Shanghai, Shenzhen, Chengdu, Xian, Wuhan and Bangalore.  See Note 11 of Notes to Consolidated Financial Statements contained in this Form 10-K.  The Company believes that its existing facilities are suitable and adequate for its business purposes through fiscal year 2017.

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

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended July 3, 2016.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)
April 4, 2016 – May 1, 2016	—	$—	—	6,282,795
May 2, 2016 – May 29, 2016	174,161	$46.26	—	6,282,795
May 30, 2016 – July 3, 2016	—	$—	—	6,282,795
Total	174,161	$46.26	—	6,282,795

(1) During the quarter ended July 3, 2016, the Company withheld 174,161 shares of restricted stock for $8.1 million to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.  No shares of its common stock were repurchased in the open market under the open market repurchase program authorized by the Board of Director in October 2014.

(2) On October 14, 2014, the Company’s Board of Directors authorized the Company to purchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.

The Analog Merger Agreement restricts the ability of the Company to repurchase shares of its common stock until the time that the transaction is consummated or the Analog Merger Agreement is terminated.

The Company’s common stock price has been, and will likely continue to be, affected by the pending Analog Acquisition.

Stock Performance Graph

The following graph presents a comparison of the cumulative total stockholder return on the Company’s stock with the cumulative total return of the S&P 500 and the Philadelphia Semiconductor Index for the period of five years commencing July 3, 2011 and ending July 3, 2016.  The graph assumes that $100 was invested on July 3, 2011 in each of Linear Technology common stock, the S&P 500 Index, and the Philadelphia Semiconductor Index.

ITEM 6.     SELECTED FINANCIAL DATA

The following table includes selected financial data for each of our last five fiscal years.

	2016	2015	2014	2013	2012
In thousands, except per share amounts
Income statement information
Revenues	$1,423,936	$1,475,139	$1,388,386	$1,282,236	$1,266,621
Net income	494,346	520,963	459,961	406,925	398,111
Basic earnings per share	$2.02	$2.13	$1.91	$1.72	$1.71
Diluted earnings per share	2.02	2.12	1.90	1.71	1.70
Weighted average shares outstanding – Basic	244,662	244,408	240,498	236,703	233,013
Weighted average shares outstanding – Diluted	245,048	245,218	242,551	237,753	234,298
Balance sheet information
Cash, cash equivalents and marketable securities	$1,448,275	$1,202,722	$1,012,787	$1,524,741	$1,203,059
Total assets	2,049,981	1,884,079	1,655,578	2,098,341	1,851,068
Convertible senior notes	—	—	—	826,629	805,599
Cash dividends per share	$1.24	$1.14	$1.06	$1.02	$0.98

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

Quarterly revenues of $373.8 million for the fourth quarter of fiscal year 2016 increased $12.6 million, or 3.5%, over the previous quarter's revenues of $361.1 million. The Company’s quarterly industry leading gross margin and operating margin percentages remained relatively steady at 76.4% and 45.9% respectively, while earnings per share increased $0.02 to $0.54. For fiscal year 2016, revenue decreased 3.5% to $1,423.9 million, while earnings per share decreased $0.10 to $2.02. The Company had three sequential quarters of revenue growth after a significant decline in the first fiscal quarter of 2016. As a result of the pending Analog Acquisition, the Company will not provide expected financial results for the first quarter of fiscal 2017 or future periods.

Acquisition by Analog Devices

On July 26, 2016, the Company announced that it had entered into the Analog Merger Agreement, under which a wholly owned subsidiary of Analog Devices will merge with and into the Company, and the Company will survive as a wholly owned subsidiary of Analog Devices. Under the terms of the Analog Merger Agreement, Linear Technology stockholders who do not exercise their appraisal rights under Delaware law will have the right to receive, for each Linear Technology share held by such stockholders, $46.00 as Cash Consideration and 0.2321 shares of Analog Devices common stock as Stock Consideration (with the ratio of Stock Consideration to Cash Consideration subject to adjustment pursuant to the terms of the Analog Merger Agreement so that the aggregate number of shares issued by Analog Devices as Stock Consideration will not exceed 19.9% of the total outstanding common stock of Analog Devices prior to the Analog Acquisition). Each of the Company’s equity awards that were outstanding as of July 22, 2016 and are unvested as of the closing of the Analog Acquisition will be converted into the right to receive the Merger Consideration in respect of each share of the Company’s common stock underlying such award when such award vests.  Each of the Company’s other equity awards that were granted after July 22, 2016 and are unvested as of the closing of the Analog Acquisition will be converted into the right to receive 0.9947 shares of Analog Devices common stock in respect of each share of the Company’s common stock underlying such award when such award vests.

The transaction has been approved by both the Company’s Board of Directors and the board of directors of Analog Devices,  and the completion of the Analog Acquisition is subject to customary closing conditions including, among others, the approval of Linear Technology’s stockholders and various regulatory approvals. The Company has incurred, and in the future will continue to incur, significant non-recurring costs in connection with the Analog Acquisition. In addition, our ability to borrow under the Credit Agreement (as defined below) or other means of obtaining capital may be restricted by the terms of the Analog Merger Agreement. The transaction is expected to close during the first half of calendar 2017. For additional information on the Analog Merger Agreement and the Analog Acquisition, please refer to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2016. The Company cannot guarantee that the Analog Acquisition will be completed or that, if completed, it will be exactly on the terms as set forth in the Analog Merger Agreement.  Should the Analog Acquisition not be completed, the Company will continue to be responsible for payment of commitments to current employees under retention agreements and may either receive or pay a termination fee depending on the circumstances, as provided for in the Analog Merger Agreement.

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

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  During fiscal years 2016 and 2015, the Company recognized approximately 15% of net revenues from domestic distributors that are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-user.  At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor purchasing price since there is a legally enforceable obligation from the distributor to pay for the products delivered.  The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred cost of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  At July 3, 2016, the Company had approximately $61.2 million of deferred revenue and $12.5 million of deferred cost of sales recognized as $48.7 million of “Deferred income on shipments to distributors.” At June 28, 2015, the Company had approximately $58.8 million of deferred revenue and $11.9 million of deferred cost of sales recognized as $46.9 million of “Deferred income on shipments to distributors.”  The Company believes that its deferred costs of revenues have limited risk of material impairment, as the Company offers stock rotation privileges to distributors (up to 5% of quarterly purchases) which enable distributors to rotate slow moving inventory. In addition, stock rotated inventory that is returned to the Company is generally resalable.  The Company reviews distributor ending on-hand inventory balances, as well as orders placed on the Company to ensure that distributors are not overstocking parts and are ordering to forecasted demand. To the extent the Company was to have a significant reduction in distributor price or grant significant price rebates, there could be a material impact on the ultimate revenue and gross profit recognized. During fiscal years 2016 and 2015, the price rebates that have been remitted back to distributors have ranged from $3.5 million to $4.4 million per quarter.

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

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in the authoritative accounting literature. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes.  The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. Refer to Note 10 of Notes to Consolidated Financial Statements of this Form 10-K for a discussion of current tax matters.

Results of Operations

The table below presents the income statement items expressed as a percentage of revenue for the periods indicated.

	Fiscal Year Ended
	July 3,	June 28,	June 29,
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%
Cost of sales	24.1	24.1	24.4
Gross margin	75.9	75.9	75.6
Expenses:
Research & development	19.4	18.1	18.0
Selling, general & administrative	11.9	11.5	11.5
	31.3	29.6	29.5
Operating margin	44.6	46.3	46.1
Interest expense	—	—	(3.0)
Interest and other income	0.4	0.2	0.2
Income before income taxes	45.0%	46.5%	43.3%
Tax rate	22.7%	24.0%	23.5%

Revenue by Geographic Region

	Twelve Months Ended				Change
	July 3,	% of	June 28,	% of
(Dollars in thousands)	2016	Revenue	2015	Revenue	Amount	Percent
North America	$395,963	28%	$408,213	28%	$(12,250)	(3)%
Europe	280,479	20%	291,988	20%	(11,509)	(4)
Japan	203,981	14%	229,110	15%	(25,129)	(11)
Rest of the world	543,513	38%	545,828	37%	(2,315)	(0)
Total revenue	$1,423,936	100%	$1,475,139	100%	$(51,203)	(3)%

Fiscal year 2016 revenues declined in all major geographies compared to the prior fiscal year. The Rest of World geography is primarily Asia, excluding Japan. Revenue declined in all end-markets, except Transportation, with Industrial, Communication, and Computer showing the largest declines in absolute dollars. The Company’s bookings in the Industrial, Transportation, Communication infrastructure, and Military end-markets in aggregate were 90% of bookings in fiscal year 2016, as compared to 88% of bookings for fiscal year 2015.

Revenues in fiscal year 2016 decreased from the prior fiscal year due to decreases in the number of units shipped, partially offset by a higher average selling price (“ASP”). The number of units shipped in fiscal year 2016 decreased 7% to 732.7 million units from 785.3 million units in fiscal year 2015.  The ASP in fiscal year 2016 increased 3% to $1.95 per unit over $1.89 per unit in fiscal year 2015.

	Twelve Months Ended				Change
	June 28,	% of	June 29,	% of
(Dollars in thousands)	2015	Revenue	2014	Revenue	Amount	Percent
North America	$408,213	28%	$378,052	27%	$30,161	8%
Europe	291,988	20%	267,219	19%	24,769	9
Japan	229,110	15%	222,792	16%	6,318	3
Rest of the world	545,828	37%	520,323	38%	25,505	5
Total revenue	$1,475,139	100%	$1,388,386	100%	$86,753	6%

Fiscal year 2015 revenues increased in all major geographies compared to the prior fiscal year. Revenue increased in all end-markets, led by the Industrial and Transportation end-markets.  The Company’s bookings in the Industrial, Transportation,

Communication infrastructure, and Military end-markets in aggregate were 88% of bookings in both fiscal year 2015 and fiscal year 2014.

Revenues in fiscal year 2015 increased over the prior fiscal year due to increases in the number of units shipped and in the ASP of units. The number of units shipped in fiscal year 2015 increased 4% to 785.3 million units over 753.8 million units in fiscal year 2014.  The ASP in fiscal year 2015 increased 3% to $1.89 per unit over $1.84 per unit in fiscal year 2014.

Gross Profit

	Twelve Months Ended			Change
	July 3,	June 28,	June 29,	2016		2015
(Dollars in thousands)	2016	2015	2014	Amount	Percent	Amount	Percent
Gross profit	$1,080,135	$1,119,412	$1,049,806	$(39,277)	(3.5)%	$69,606	6.6%
Gross margin as a % of revenue	75.9%	75.9%	75.6%

Gross margin for fiscal year 2016 and the prior fiscal year was 75.9%.  Gross margin in fiscal year 2016 benefited from a higher ASP, higher factory efficiencies, and favorable foreign exchange rates, partially offset by spreading fixed costs over a lower revenue base.

Gross margin for fiscal year 2015 increased to 75.9% as compared to 75.6% in fiscal year 2014. The increase in gross margin in fiscal year 2015 was primarily due to spreading fixed costs over a higher revenue base and a higher ASP, partially offset by higher labor, raw material, and electronic component costs.

Research and Development (“R&D”)

	Twelve Months Ended			Change
	July 3,	June 28,	June 29,	2016		2015
(Dollars in thousands)	2016	2015	2014	Amount	Percent	Amount	Percent
R&D	$276,462	$266,761	$250,434	$9,701	3.6%	$16,327	6.5%
R&D as a % of revenue	19.4%	18.1%	18.0%

Fiscal year 2016 R&D expense increased $9.7 million compared to the prior fiscal year, primarily due to a $5.8 million increase in labor and fringe compensation costs as a result of increases in headcount, merit increases, and the extra week during fiscal year 2016 as the period had 53 weeks compared to the customary 52 weeks.  In addition, employee stock-based compensation costs increased $4.3 million, partially due to the extra week during fiscal year 2016, and other R&D expense increased $1.7 million primarily due to higher expenses for R&D supplies. These increases were partially offset by a $2.1 million decrease in employee profit sharing as a result of lower operating income during fiscal year 2016.

Fiscal year 2015 R&D expense increased $16.3 million compared to the prior fiscal year, primarily due to an $8.1 million increase in compensation costs as a result of increases in headcount, annual salaries, and related fringe benefit costs.  In addition, employee profit sharing increased $3.5 million and employee stock-based compensation costs increased $4.0 million.

Selling, General and Administrative (“SG&A”)

	Twelve Months Ended			Change
	July 3,	June 28,	June 29,	2016		2015
(Dollars in thousands)	2016	2015	2014	Amount	Percent	Amount	Percent
SG&A	$170,120	$169,952	$159,642	$168	0.1%	$10,310	6.5%
SG&A as a % of revenue	11.9%	11.5%	11.5%

Fiscal year 2016 SG&A  expense increased $0.2 million compared to the prior fiscal year, primarily due to a $2.0 million increase in stock-based compensation, partially due to the extra week during fiscal year 2016, and a $1.1 million increase in compensation costs mainly as a result of merit increases and related fringe benefit costs,  partially offset by a $0.3 million decrease from lower commission costs. These increases were also partially offset by a $1.0 million decrease in employee profit sharing, as a result of lower operating income during fiscal year 2016, and a $1.6 million decrease in other SG&A expense primarily due to lower expenses from advertising and travel.

Fiscal year 2015 SG&A expense increased $10.3 million compared to the prior fiscal year, primarily due to a $2.1 million increase in compensation costs mainly as a result of annual salary increases and commission costs. In addition, employee profit sharing increased $2.8 million and employee stock-based compensation increased $2.2 million.  Other SG&A expense increased $3.3 million primarily due to advertising and legal expenses.

Interest and Other Income (Expense)

	Twelve Months Ended			Change
	July 3,	June 28,	June 29,	2016		2015
(Dollars in thousands)	2016	2015	2014	Amount	Percent	Amount	Percent
Interest and other income (expense)	$5,896	$2,690	$(38,462)	$3,206	119.2%	$41,152	107.0%
Interest and other income (expense) as a % of revenue	0.4%	0.2%	(2.8%)

Fiscal year 2016 interest and other income increased $3.2 million compared to the prior fiscal year, primarily due to an increase in the average cash balance and higher interest rates earned on the Company's cash, cash equivalents and marketable securities balances. In addition, the prior fiscal year was lower due to higher foreign currency exchange losses on non-trade foreign receivables.

Fiscal year 2015 interest expense decreased $41.2 million compared to the prior fiscal year, primarily as a result of the conversion of the Company’s 3.00% Convertible Senior Notes (the “Notes”) at the end of the fiscal year 2014. Fiscal year 2015 interest and other income was $2.7 million and remained flat with the interest and other income of $2.7 million in fiscal year 2014. The average interest rate earned increased during fiscal year 2015; however, interest income was unchanged due to lower cash, cash equivalents and marketable security balances as a result of the debt extinguishment of the Notes and marginally due to higher foreign currency exchange losses on non-trade foreign receivables.

Provision for Income Taxes

	Twelve Months Ended			Change
	July 3,	June 28,	June 29,	2016		2015
(Dollars in thousands)	2016	2015	2014	Amount	Percent	Amount	Percent
Provision for income taxes	$145,103	$164,426	$141,307	$(19,323)	(11.8)%	$23,119	16.4%
Effective tax rate	22.7%	24.0%	23.5%

The Company’s effective income tax rate was 22.7% in fiscal year 2016 compared to 24.0% in fiscal year 2015.  Each period benefited from similar discrete items, primarily the release of tax reserves in each period due to the expiration of open fiscal years that were previously subject to audit. The release of discrete tax benefits in fiscal year 2016 had a greater impact on the effective tax rate recognized as compared to the release of discrete tax benefits during fiscal 2015. In addition, the tax provision for the 2016 fiscal period decreased due to the permanent reinstatement of the Research & Experimentation Tax Credit (the “R&D Tax Credit”).

The Company’s effective income tax rate was 24.0% in fiscal year 2015 compared to 23.5% in fiscal year 2014.  Each period benefited from similar discrete items, primarily the retroactive reinstatement of the R&D Tax Credit for the prior calendar year in 2013 and again in 2014 and the release of tax reserves in each period due to the expiration of open fiscal years that were previously subject to audit.

The Company’s effective tax rate is lower than the federal statutory rate of 35% as a result of lower tax rates on the earnings of its wholly-owned foreign subsidiaries, principally in Singapore and Malaysia.  The Company has a partial tax holiday in Singapore through August 2019 and a partial tax holiday through July 2025 in Malaysia.

Liquidity and Capital Resources

At July 3, 2016, cash, cash equivalents and marketable securities totaled $1,448.3 million, an increase of $245.6 million from the June 28, 2015 balance. Major uses of cash provided by operating activities of $685.1 million were (i) cash dividends of $303.4 million, representing $1.24 per share for fiscal year 2016, (ii) $89.0 million to purchase 2.2 million shares of the Company’s common stock in the open market, and (iii) $30.8 million to purchase 0.7 million shares to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards. Working capital at July 3, 2016 was $1,574.8 million.

The Company’s cash, cash equivalent, and marketable securities include significant funds held by the Company’s non-U.S. subsidiaries. Funds held by non-U.S. subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S.  The Company’s non-U.S. funds include approximately $319 million available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts accrued in its financial statements as of July 3, 2016. The remaining amount of non-U.S. cash, cash equivalents, and short-term investments is being held offshore indefinitely for reinvestment and, therefore, no U.S. current or deferred taxes have been accrued on such amount.

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

The Company’s accounts receivable balance of $157.5 million at the end of fiscal year 2016 decreased $21.8 million from the June 28, 2015 balance of $179.3 million. The decrease is primarily due to lower shipments and higher collections in the fourth quarter of fiscal year 2016 as compared to the fourth quarter of fiscal year 2015.  Inventory totaled $97.3 million at the end of fiscal year 2016, a decrease of $2.6 million from the prior year balance.  The decrease in inventory was primarily due to an increase in the Company’s  reserve balances for work in process inventory.

The Company’s net property, plant and equipment balance of $285.9 at the end of fiscal year 2016 decreased $1.9 million from the prior year balance. Fixed asset additions totaled $47.3 million primarily for procurement of assembly, test and wafer fabrication equipment and the extension of a factory building in Singapore. Depreciation expense was $49.2 million during fiscal year 2016.

A cash dividend of $0.32 per share dividend will be paid on August 24, 2016 to stockholders of record on August 12, 2016.  The payment of future dividends will be based on financial performance.

On October 23, 2013, the Company entered into a $100.0 million credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”).  The Company originally entered into the Credit Agreement to enhance cash deployment flexibility in connection with the conversion of its Notes and potential onshore cash requirements post-conversion.  On July 27, 2015, the Credit Agreement was amended to increase the size of the line of credit to $150.0 million and to extend the maturity date from October 23, 2015 to July 27, 2017. Pursuant to the terms of the Linear Merger Agreement, the Company’s ability to borrow under the Credit Agreement cannot exceed $75 million without Analog Devices’ consent.    The Company has not utilized the Credit Agreement to date. For further information on the Credit Agreement, see Note 7 of Notes to Consolidated Financial Statements.

Under the Analog Merger Agreement, the Company must pay Analog Devices a termination fee of $490 million if the merger agreement is terminated in certain circumstances involving a company takeover proposal, an adverse recommendation change or a breach of the Company’s non-solicitation obligations under the Analog Merger Agreement. Conversely, Analog Devices has agreed to pay a termination fee of $700 million to the Company if the Analog Merger Agreement is terminated under

certain circumstances involving the failure to obtain required regulatory approvals.   In addition, whether or not the Analog Acquisition is completed, the uncertainty related to the proposed Analog Acquisition could adversely impact our business.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations at July 3, 2016 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods.

(In thousands)		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (1)	$12,863	$3,557	$4,495	$2,664	$2,147
Credit agreement (2)	—	—	—	—	—
Total	$12,863	$3,557	$4,495	$2,664	$2,147

(1) The Company leases some of its facilities under non-cancelable operating leases that expire at various dates through fiscal 2057.  See Note 11 of Notes to Consolidated Financial Statements contained in this Form 10-K for additional information about operating leases.

(2) During the second quarter of fiscal year 2014, the Company entered into the Credit Agreement with Wells Fargo Bank, National Association providing for a $100.0 million unsecured revolving line of credit.  On July 27, 2015, the Credit Agreement was extended for two years with similar terms for $150.0 million. The Company has not utilized the Credit Agreement to date.

Off-Balance Sheet Arrangements

As of July 3, 2016, the Company had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The Company’s cash equivalents and marketable securities are subject to market risk, primarily interest rate and credit risk.  The Company’s investments are managed by outside professional managers within investment guidelines set by the Company.  Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.  Based upon the weighted average duration of the Company’s investments at July 3, 2016, a hypothetical 100 basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company’s investments totaling approximately $8.5 million.  Such losses would only be realized if the Company sold the investments prior to maturity. These investments are reported at fair value with the related unrealized gains or losses reported in accumulated other comprehensive income, a component of stockholders’ deficit. The Company generally holds securities until maturity.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	July 3,	June 28,	June 29,
For the year ended	2016	2015	2014
Revenues	$1,423,936	$1,475,139	$1,388,386
Cost of sales(1)	343,801	355,727	338,580
Gross profit	1,080,135	1,119,412	1,049,806
Expenses:
Research and development (1)	276,462	266,761	250,434
Selling, general and administrative(1)	170,120	169,952	159,642
Total operating expenses	446,582	436,713	410,076
Operating income	633,553	682,699	639,730
Interest expense(2)	—	—	(41,168)
Interest income and other income	5,896	2,690	2,706
Income before income taxes	639,449	685,389	601,268
Provision for income taxes	145,103	164,426	141,307
Net income	$494,346	$520,963	$459,961
Basic earnings per share	$2.02	$2.13	$1.91
Shares used in the calculation of basic earnings per share	244,662	244,408	240,498
Diluted earnings per share	$2.02	$2.12	$1.90
Shares used in the calculation of diluted earnings per share	245,048	245,218	242,551
Cash dividends per share	$1.24	$1.14	$1.06

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$9,894	$8,966	$8,074
Research and development	45,923	41,584	37,624
Selling, general and administrative	23,625	21,581	19,430
(2) Amortization of debt discount (non-cash interest expense)	—	—	18,458

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	July 3,	June 28,	June 29,
For the year ended	2016	2015	2014
Net income	$494,346	$520,963	$459,961
Other comprehensive income, net of tax:
Net changes in unrealized gains on available-for-sale securities	674	206	621
Total comprehensive income	$495,020	$521,169	$460,582

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	July 3,	June 28,
As of	2016	2015
Assets
Cash and cash equivalents	$263,682	$195,679
Marketable securities	1,184,593	1,007,043
Accounts receivable, net of allowances ($1,649 as of July 3, 2016 and $1,651 as of June 28, 2015)	157,460	179,264
Inventories:
Raw materials	9,915	10,668
Work-in-process	66,172	66,572
Finished goods	21,164	22,621
Total inventories	97,251	99,861
Deferred tax assets (1)	—	48,493
Prepaid expenses and other current assets	51,744	54,412
Total current assets	1,754,730	1,584,752
Property, plant and equipment, at cost:
Land	28,834	28,837
Buildings and improvements	264,484	243,977
Manufacturing and test equipment	753,916	730,719
Office furniture and equipment	7,285	6,727
Gross property, plant and equipment	1,054,519	1,010,260
Accumulated depreciation and amortization	(768,653)	(722,518)
Net property, plant and equipment	285,866	287,742
Identified intangible assets, net and goodwill	9,385	11,585
Total noncurrent assets	295,251	299,327
Total assets	$2,049,981	$1,884,079

Liabilities and stockholders’ equity
Accounts payable	$17,465	$17,608
Accrued payroll and related benefits	93,187	98,498
Deferred income on shipments to distributors	48,701	46,860
Income taxes payable	3,342	5,822
Other accrued liabilities	17,271	14,130
Total current liabilities	179,966	182,918
Deferred tax liabilities	68,388	85,612
Other long-term liabilities	42,452	37,622
Total liabilities	290,806	306,152
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 239,654 shares issued and outstanding (239,751 as of June 28, 2015)	240	240
Additional paid-in capital	2,136,910	2,052,250
Accumulated other comprehensive income, net of tax	1,235	561
Accumulated deficit	(379,210)	(475,124)
Total stockholders’ equity	1,759,175	1,577,927
Total liabilities and stockholders’ equity	$2,049,981	$1,884,079

See accompanying notes.

(1) The FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current. During the fourth quarter of fiscal year 2016 the standard was early adopted on a prospective basis. Adoption of this ASU resulted in a reclassification of $49.0 million of current deferred tax assets to net non-current deferred tax liabilities in the Consolidated Balance Sheet as of July 3, 2016. No prior periods were retrospectively adjusted.

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	July 3,	June 28,	June 29,
For the year ended	2016	2015	2014
Cash flow from operating activities:
Net income	$494,346	$520,963	$459,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,409	54,098	51,255
Stock-based compensation	79,442	72,131	65,128
Amortization of convertible senior notes discount	—	—	18,458
Excess tax benefit from stock-based compensation	(7,997)	(15,190)	(11,038)
Change in operating assets and liabilities:
Accounts receivable	21,804	(5,924)	(28,066)
Inventories	2,610	(8,551)	(4,081)
Prepaid expenses, other current assets and deferred tax assets	10,758	(3,816)	1,464
Accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	(2,281)	(1,496)	21,038
Deferred income on shipments to distributors	1,841	1,241	1,531
Income taxes payable	33,125	(14,537)	20,777
Cash provided by operating activities	685,057	598,919	596,427

Cash flow from investing activities:
Purchase of marketable securities	(1,433,303)	(886,222)	(1,496,652)
Proceeds from sale and maturities of available-for-sale securities	1,256,796	734,961	2,039,216
Purchase of property, plant and equipment	(47,333)	(62,560)	(37,669)
Cash (used in) provided by investing activities	(223,840)	(213,821)	504,895

Cash flow from financing activities:
Extinguishment of Convertible Senior Notes	—	—	(845,087)
Excess tax benefit from stock-based compensation	7,997	15,190	11,038
Issuance of common stock under employee stock plans	21,934	40,712	100,491
Purchase of common stock	(119,787)	(124,240)	(81,786)
Payment of cash dividends	(303,358)	(278,404)	(255,305)
Cash used in financing activities	(393,214)	(346,742)	(1,070,649)

Increase in cash and cash equivalents	68,003	38,356	30,673
Cash and cash equivalents, beginning of year	195,679	157,323	126,650
Cash and cash equivalents, end of year	$263,682	$195,679	$157,323

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$89,749	$186,920	$119,797
Cash paid for interest expense	$—	$—	$21,127

See accompanying notes.

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Accumulated
	Common Stock			Other		Total
			Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2013	233,025	233	1,736,496	(266)	(754,555)	981,908
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	5,059	5	100,483	—	—	100,488
Excess tax benefits from stock-based compensation	—	—	11,038	—	—	11,038
Purchase and retirement of common stock	(1,896)	(2)	(14,691)	—	(67,093)	(81,786)
Release of deferred tax liabilities as a result of the conversion of Convertible Senior Notes	—	—	49,313	—	—	49,313
Shares issued as conversion premium for the conversion of Convertible Senior Notes	2,908	3	—	—	—	3
Cash dividends - $1.06 per share	—	—	—	—	(255,305)	(255,305)
Stock-based compensation	—	—	65,128	—	—	65,128
Other comprehensive income, net of taxes	—	—	—	621	—	621
Net income	—	—	—	—	459,961	459,961
Balance at June 29, 2014	239,096	239	1,947,767	355	(616,992)	1,331,369
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	3,502	4	40,708	—	—	40,712
Excess tax benefits from stock-based compensation	—	—	15,190	—	—	15,190
Purchase and retirement of common stock	(2,847)	(3)	(23,546)	—	(100,691)	(124,240)
Cash dividends - $1.14 per share	—	—	—	—	(278,404)	(278,404)
Stock-based compensation	—	—	72,131	—	—	72,131
Other comprehensive income, net of taxes	—	—	—	206	—	206
Net income	—	—	—	—	520,963	520,963
Balance at June 28, 2015	239,751	240	2,052,250	561	(475,124)	1,577,927
Issuance of common stock for cash under employee stock option, restricted stock and stock purchase plans	2,762	3	21,931	—	—	21,934
Excess tax benefits from stock-based compensation	—	—	7,997	—	—	7,997
Purchase and retirement of common stock	(2,859)	(3)	(24,710)	—	(95,074)	(119,787)
Cash dividends - $1.24 per share	—	—	—	—	(303,358)	(303,358)
Stock-based compensation	—	—	79,442	—	—	79,442
Other comprehensive income, net of taxes	—	—	—	674	—	674
Net income	—	—	—	—	494,346	494,346
Balance at July 3, 2016	239,654	$240	$2,136,910	$1,235	$(379,210)	$1,759,175

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

Pending Acquisition by Analog Devices, Inc.

On July 26, 2016, the Company announced that it had entered into a definitive merger agreement (the “Analog Merger Agreement”) with Analog Devices, Inc. (“Analog Devices”), under which a wholly owned subsidiary of Analog Devices will merge with and into the Company, and the Company will survive as a wholly owned subsidiary of Analog Devices (the “Analog Acquisition”). Under the terms of the Analog Merger Agreement, Linear Technology stockholders who do not exercise their appraisal rights under Delaware law will have the right to receive, for each Linear Technology share held by such stockholders,  $46.00 in cash (the “Cash Consideration”) and 0.2321 shares of Analog Devices common stock, par value $0.16 2/3 per share (the “Stock Consideration,” and together with the Cash Consideration, the “Merger Consideration”) (with the ratio of Stock Consideration to Cash Consideration to be adjusted pursuant to the terms of the Analog Merger Agreement so that the aggregate number of shares issued by Analog Devices as Stock Consideration will not exceed 19.9% of the total outstanding common stock of Analog Devices prior to the Analog Acquisition). Each of the Company’s equity awards that were outstanding as of July 22, 2016 and are unvested as of the closing will be converted into the right to receive the Merger Consideration in respect of each share of the Company’s common stock underlying such award when such award vests.  Each of the Company’s other equity awards that were granted after July 22, 2016 and are unvested as of the closing will be converted into the right to receive 0.9947 shares of Analog Devices common stock in respect of each share of the Company’s common stock underlying such award when such award vests.  The Analog Merger Agreement includes representations, warranties and covenants, including break-up fees payable or receivable under certain circumstances if the transaction fails to close.

The transaction has been approved by both the Company’s Board of Directors and the board of directors of Analog Devices, and the completion of the Analog Acquisition is subject to customary closing conditions including, among others, the approval of Linear Technology’s stockholders and various regulatory approvals. The transaction is expected to close during the first half of calendar 2017. For additional information on the Analog Merger Agreement and the Analog Acquisition, please refer to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2016. The Company cannot guarantee that the Analog Acquisition will be completed or that, if completed, it will be exactly on the terms set forth in the Analog Merger Agreement.

Cash Equivalents and Marketable Securities

Cash equivalents are highly liquid investments purchased with original maturities of three months or less at the time of purchase.  Cash equivalents consist of investment grade securities in commercial paper, bank certificates of deposit, and money market funds.

Investments with maturities over three months at the time of purchase are classified as marketable securities.  At July 3, 2016 and June 28, 2015, the Company’s marketable securities balance consisted primarily of debt securities in municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities.  The Company’s marketable securities are managed by outside professional managers within investment guidelines set by the Company.  The Company’s investment guidelines generally restrict the professional managers to high quality debt instruments with a credit rating of AAA.   Within the Company’s investment policy there is a provision that allows the Company to hold AA+ securities under certain circumstances.  The Company’s investments in debt securities are classified as available-for-sale.  Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income (loss), net of tax” in the Consolidated Balance Sheets.  The Company classifies investments with maturities greater than twelve months as current as it considers all investments as a potential source of operating cash regardless of maturity date.  The cost of securities matured or sold is based on the specific identification method.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities, and accounts receivable. The Company’s investment policy restricts investments to high credit quality investments with maturities of three years or less and limits the amount invested with any one issuer.

Accounts receivable from significant customers, those representing 10% or more of total accounts receivable included approximately 42% of the accounts receivable balance from the Company’s largest distributor, Arrow, as of July 3, 2016, and 36% as of June 28, 2015. Concentrations of credit risk with respect to accounts receivable are generally not significant due to the diversity of the Company’s customers, customer end-markets, and customer geographical locations.  The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral, primarily letters of credit, as deemed necessary.

The Company’s assets, liabilities and cash flows are predominantly U.S. dollar denominated, including those of its foreign operations.  However, the Company’s foreign subsidiaries have certain assets, liabilities and cash flows that are subject to foreign currency risk.  For the three years ended July 3, 2016, the Company did not utilize derivative instruments to hedge foreign currency risk or for any other purpose.  Gains and losses resulting from foreign currency fluctuations are recognized in income.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is generally 5-10 years for equipment and 10-30 years for buildings.  Leasehold improvements are amortized over the shorter of the asset’s useful life or the expected term of the lease.  Depreciation expense for fiscal years 2016, 2015, and 2014 was $49.2 million, $51.9 million and $49.1 million, respectively.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  The Company tests goodwill for impairment at the reporting unit level annually, or earlier if indicators of potential impairment exist.  Based on a qualitative assessment, the Company determines if the fair value of a reporting unit is more likely than not to be less than its carrying amount. If potential impairment indicators exist, the Company utilizes a two-step quantitative analysis to complete the impairment test. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying value using the income approach methodology of valuation. The second step, if necessary, compares the implied fair value of the goodwill with the carrying value of that goodwill.  No goodwill impairment charges have been recorded for any of the periods presented.

Intangible Assets

Intangible assets represent acquired intellectual property and customer relationships and are subject to an annual impairment test. Intangible assets are amortized over their estimated useful lives of 5 to 10 years using the straight-line method of amortization.

Impairment of Long-Lived Assets

Long-lived assets consist of property, plant, and equipment and intangible assets. Long-lived assets by geographic area were as follows, net of accumulated depreciation:

	July 3,	June 30,
In thousands	2016	2015
United States	$183,507	$189,248
Malaysia	47,481	51,356
Singapore	63,967	58,375
Other	296	348
Total long-lived assets	$295,251	$299,327

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or that the useful life is shorter than originally estimated.

Advertising Expense

The Company expenses advertising costs in the period in which they occur. Advertising expenses for fiscal years 2016, 2015, and 2014 were approximately $5.2 million, $5.9 million and $5.5 million, respectively.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  The Company recognized approximately 15% of net revenues in fiscal year 2016 from North American (“domestic”) distributors.  Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer.  Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 5% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor’s purchase price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  “Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor; however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors.  During fiscal years 2016 and 2015, these price rebates that have been remitted back to distributors have ranged from $3.5 million to $4.4 million per quarter.  The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product to the end customers.

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

Stock-Based Compensation

The Company has equity incentive plans, which are described more fully in “Note 2: Stock-Based Compensation.”  Stock-based compensation is measured at the grant date, based on the fair value of the award.  The Company’s equity awards granted in fiscal years 2016, 2015, and 2014 were restricted stock awards. Stock-based compensation cost for restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options as determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term and stock price volatility to determine the fair value of a stock option.  The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.  The Company amortizes restricted stock and stock option award compensation cost straight-line over the awards vesting period, which is generally 5 years.

Income Taxes

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed in the authoritative accounting literature. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  See Note 10 for further information related to income taxes.

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

In thousands, except per share amounts	July 3,	June 28,	June 29,
	2016	2015	2014
Net income	$494,346	$520,963	$459,961
Basic shares:
Weighted-average shares outstanding – Basic	244,662	244,408	240,498
Basic earnings per share	$2.02	$2.13	$1.91
Diluted shares:
Dilutive effect of equity plans	386	810	1,173
Dilutive effect of the conversion premium	—	—	880
Weighted-average shares outstanding – Diluted	245,048	245,218	242,551
Diluted earnings per share	$2.02	$2.12	$1.90

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss.  Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax.

Segment Reporting

The Company competes in a single operating segment, and as a result, no segment information has been disclosed outside of geographical information.  Disclosures about products and services, and major customers are included above in Note 1. Export sales by geographic area in fiscal years 2016, 2015, and 2014 were as follows:

	July 3,	June 28,	June 29,
In thousands	2016	2015	2014
Europe	$280,479	$291,988	$267,219
Japan	203,981	229,110	222,792
Rest of the world	543,513	545,828	520,322
Total export sales	$1,027,973	$1,066,926	$1,010,333

Adoption of New and Recently Issued Accounting Pronouncements

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The new guidance is effective for annual and interim periods ending after December 15, 2016. Early adoption is permitted.  The Company intends to implement this guidance beginning in fiscal year 2017. This ASU is not expected to have a material impact on the Company’s financial statements or disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. All deferred tax assets and liabilities, along with any related valuation allowance, will be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance is effective for annual and interim periods ending after December 15, 2016. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company adopted this update in the fourth quarter of fiscal year 2016 on a prospective basis. Prior reporting periods were not retrospectively adjusted. The adoption of this guidance had no impact on our Consolidated Statements of Income. See Note 10 of Notes to Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This standard requires entities that lease assets, with a lease term of more than 12 months, to recognize lease assets and lease liabilities on the balance sheet. Under existing guidance, operating leases are not recorded as lease assets and lease liabilities on the balance sheet. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the timing and effects of adoption of this ASU on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This standard will impact how to account for certain aspects of share-based payments to employees. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the timing and effects of adoption of this ASU on the consolidated financial statements.

Note 2.  Stock-Based Compensation

Equity Incentive Plans

The Company currently has a 2010 Equity Incentive Plan, under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares and Performance Units.  Prior to its expiration in July 2015, the Company also had a 2005 Equity Incentive Plan, under which it could grant similar awards.  Under the plans, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options, Restricted Stock and Restricted Stock Units.  At July 3, 2016,  14.9 million shares were available for grant under the plans.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.  Options vest over a five-year period (generally 10% every six months) based upon continued employment.   Options expire seven years after the date of the grant. The Company’s last stock option grant to an employee was in January 2009. There were no outstanding options as of July 3, 2016.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At July 3, 2016,  2.2 million shares were available for issuance under the ESPP.

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

As of July 3, 2016 there was approximately $202.2 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately five years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

The Company issues new shares of common stock upon exercise of stock options. For the fiscal year ended July 3, 2016,  0.5 million stock options were exercised for a gain (aggregate intrinsic value) of $9.8 million determined as of the date of option exercise.

Stock Options

The following table summarizes the stock option activity and related information under all stock option plans:

		Weighted
		Average
	Stock Options	Exercise
	Outstanding	Price
Outstanding options, June 30, 2013	6,736,330	$31.51
Granted	—	—
Forfeited and expired	(1,915,375)	41.19
Exercised	(3,010,856)	30.44
Outstanding options, June 29, 2014	1,810,099	$23.05
Granted	—	—
Forfeited and expired	—	—
Exercised	(1,328,337)	23.17
Outstanding options, June 28, 2015	481,762	$22.75
Granted	—	—
Forfeited and expired	—	—
Exercised	(481,762)	22.75
Outstanding options, July 3, 2016	—	$—
Options vested and exercisable at:
June 29, 2014	1,809,099	23.05
June 28, 2015	481,762	22.75

Restricted Awards

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans:

		Weighted-
	Restricted Awards	Average Grant-
	Outstanding	Date Fair Value
Non-vested at June 30, 2013	5,668,273	$31.54
Granted	2,367,730	43.49
Vested	(1,789,488)	30.37
Forfeited	(129,428)	33.36
Non-vested at June 29, 2014	6,117,087	$36.46
Granted	2,495,074	44.71
Vested	(1,903,091)	34.63
Forfeited	(127,306)	36.70
Non-vested at June 28, 2015	6,581,764	$40.13
Granted	1,917,351	42.92
Vested	(1,995,323)	37.67
Forfeited	(210,684)	39.64
Non-vested at July 3, 2016	6,293,108	$41.36

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

The Company’s Level 1 assets consist of investments in money-market funds and United States Treasury securities that are actively traded.  The Company’s Level 2 assets consist of municipal bonds, obligations of U.S. government-sponsored enterprises, corporate debt and commercial paper that are less actively traded in the market, but where quoted market prices exist for similar instruments that are actively traded.  The Company determines the fair value of its Level 2 assets by obtaining non-binding market prices from its third-party portfolio managers on the last day of the quarter.  The Company had no Level 3 assets in fiscal years 2016 and 2015.

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of July 3, 2016:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$513,193	$—	$513,193
Investments in municipal bonds, obligations of U.S. government-sponsored enterprises and commercial paper	—	832,438	832,438
Total assets measured at fair value	$513,193	$832,438	$1,345,631

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 28, 2015:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$427,800	$—	$427,800
Investments in municipal bonds, obligations of U.S. government-sponsored enterprises and commercial paper	—	677,899	677,899
Total assets measured at fair value	$427,800	$677,899	$1,105,699

Note 4.  Marketable Securities

The following is a summary of cash equivalents and marketable securities at July 3, 2016:

	July 3, 2016
In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss) (1)	Fair Value
U.S. Treasury securities	$441,925	$783	$(5)	$442,703
Obligations of U.S. government-sponsored enterprises	316,368	855	—	317,223
Municipal bonds	119,680	158	(10)	119,828
Corporate debt securities and other	395,254	143	(10)	395,387
Money market funds	70,490	—	—	70,490
Total	$1,343,717	$1,939	$(25)	$1,345,631
Amounts included in:
Cash equivalents	$161,028	$10	$—	$161,038
Marketable securities	1,182,689	1,929	(25)	1,184,593
Total	$1,343,717	$1,939	$(25)	$1,345,631

The following is a summary of cash equivalents and marketable securities at June 28, 2015:

	June 28, 2015

	Amortized	Unrealized	Unrealized
In thousands	Cost	Gain	(Loss) (1)	Fair Value
U.S. Treasury securities	$364,925	$618	$(6)	$365,537
Obligations of U.S. government-sponsored enterprises	258,519	299	(1)	258,817
Municipal bonds	138,419	26	(80)	138,365
Corporate debt securities and other	280,699	21	(3)	280,717
Money market funds	62,263	—	—	62,263
Total	$1,104,825	$964	$(90)	$1,105,699
Amounts included in:
Cash equivalents	$98,657	$—	$(1)	$98,656
Marketable securities	1,006,168	964	(89)	1,007,043
Total	$1,104,825	$964	$(90)	$1,105,699

(1) The Company evaluated the nature of the investments with a loss position at July 3, 2016 and June 28, 2015, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary.  The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of July 3, 2016 and June 28, 2015.

The estimated fair value of investments in marketable securities by effective maturity date, is as follows:

	July 3,	June 28,
In thousands	2016	2015
Due in one year or less	$943,323	$605,726
Due after one year through five years	241,270	401,317
Total marketable securities	$1,184,593	$1,007,043

Note 5.  Goodwill and Intangible Assets

On December 20, 2011, the Company acquired 100% of the outstanding stock of privately held Dust Networks (“Dust”) of Hayward, California, a provider of low power wireless sensor network technology. As a result of the acquisition the Company recorded goodwill and intangible assets during fiscal year 2012.

Goodwill

The goodwill balance of $2.2 million at July 3, 2016 is attributable to the acquisition of Dust.  There were no changes to the goodwill balance for the year ended July 3, 2016. The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable.  The Company expects that none of the goodwill will be deductible for tax purposes.

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

The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 5.2 years.  The useful lives of amortizable intangible assets are as follows:

Intangible assets consisted of the following:

In thousands	July 3, 2016			June 28, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intellectual property	$13,100	$(8,100)	$5,000	$13,100	$(6,300)	$6,800
Customer relationships	4,000	(1,800)	2,200	4,000	(1,400)	2,600
Total intangible assets	$17,100	$(9,900)	$7,200	$17,100	$(7,700)	$9,400

Amortization expense associated with intangible assets for fiscal year 2016,  2015, and 2014 was $2.2 million, $2.2 million and $2.2 million, respectively.  Amortization expense for intangible assets is estimated to be $1.7 million in fiscal year 2017, $1.2 million in fiscal year 2018, $1.2 million in fiscal year 2019, $1.2 million in fiscal year 2020,  $1.2 million in fiscal year 2021 and $0.6 million thereafter.

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

Prior to the conversion, interest expense related to the Notes included in interest expense on the condensed consolidated statements of income for fiscal year 2014 was as follows:

In thousands	June 29,
2014
Contractual coupon interest	$21,127
Amortization of debt discount	18,458
Amortization of debt issuance costs	1,583
Total interest expense related to the Notes	$41,168

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

The Company is required to maintain with the Bank average account balances, calculated on a quarterly basis, of not less than $30.0 million.  The Company must also maintain EBITDA of not less than $75.0 million measured quarterly, and, in order to take certain actions such as payments of dividends, must also maintain a balance of $500.0 million of cash and cash equivalents and marketable securities on a worldwide consolidated basis.  The Credit Agreement contains other customary affirmative and negative covenants, as well as customary events of default.  In addition, the Company’s ability to borrow under the Credit Agreement or other means of obtaining capital may be restricted by the terms of the Analog Merger Agreement. To date, the Company has not utilized the Credit Agreement and was in compliance with the covenants under this credit facility.

Pursuant to the terms of the Linear Merger Agreement, the Company’s ability to borrow under the Credit Agreement cannot exceed $75 million without Analog Devices’ consent.  As such, the Company’s ability to borrow under the Credit Agreement or other means of obtaining capital may be restricted by the terms of the Analog Merger Agreement.

Note 8.  Stockholders’ Equity

Stock Repurchase

On October 16, 2012, the Company’s Board of Directors authorized the Company to repurchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.  As this stock repurchase expired after the two-year time period, on October 14, 2014, the Company’s Board of Directors authorized the Company to repurchase up to 10.0 million shares of its outstanding common stock in the open market over a two-year time period.  For the majority of restricted stock awards and units granted, the number of shares issued on the date the restricted stock awards and units vest is net of the minimum statutory tax withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. The table below includes these withheld shares because they are treated as common stock repurchases in the Company’s financial statements, as they reduce the number of shares that would have been issued upon vesting. In addition, the table below includes open market repurchases.

Shares repurchased in fiscal years 2016,  2015 and 2014 are as follows:

In thousands	July 3,	June 28,	June 29,
	2016	2015	2014
Number of shares of common stock repurchased	2,860	2,847	1,896
Total cost of repurchase	$119,787	$124,240	$81,786

The Analog Merger Agreement restricts the ability of the Company to repurchase shares of its common stock until the time that the transaction is consummated or the Analog Merger Agreement is terminated.

Dividends

A cash dividend of $0.32 per share will be paid on August 24, 2016 to stockholders of record on August 12, 2016.  During fiscal year 2016, the Company paid $303.4 million in dividends representing $1.24 per share.  The payment of future dividends will be based on quarterly financial performance.

Note 9.  Retirement Plan

The Company has established a 401(k) retirement plan for its qualified U.S. employees.  Under the plan, participating employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limits.  The Company contributes to qualified U.S. employees’ 401(k) accounts as part of the Company’s semi-annual profit sharing payouts.  Contributions made by the Company within the fiscal year to this plan were approximately $11.7 million, $11.7 million and $9.7 million in fiscal years 2016,  2015, and 2014, respectively.

Note 10.  Income Taxes

The components of income before income taxes for fiscal years 2016,  2015, and 2014 are as follows:

In thousands	July 3,	June 28,	June 29,
	2016	2015	2014
United States operations	$431,266	$406,579	$364,275
Foreign operations	208,183	278,810	236,993
	$639,449	$685,389	$601,268

The provision for income taxes for fiscal years 2016,  2015, and 2014 consists of the following:

In thousands	July 3,	June 28,	June 29,
	2016	2015	2014
United States federal:
Current	$106,564	$142,630	$153,396
Deferred	30,403	14,819	(11,706)
	136,967	157,449	141,690
State:
Current	1,665	1,910	(4,207)
Deferred	17	229	(392)
	1,682	2,139	(4,599)
Foreign:
Current	5,604	4,584	3,986
Deferred	850	254	230
	6,454	4,838	4,216
	$145,103	$164,426	$141,307

The provision for income taxes reconciles to the amount computed by applying the statutory U.S. Federal rate at 35% to income before income taxes for fiscal years 2016,  2015, and 2014 as follows:

In thousands	July 3,	June 28,	June 29,
	2016	2015	2014
Tax at U.S. statutory rate	$223,807	$239,886	$210,443
State income taxes, net of federal benefit	1,266	1,131	(2,989)
Earnings of foreign subsidiaries subject to lower rates	(52,440)	(54,965)	(49,149)
Domestic manufacturing deduction	(13,604)	(14,043)	(13,342)
Research and development credit	(18,212)	(12,813)	(6,378)
Other	4,286	5,230	2,722
	$145,103	$164,426	$141,307

The tax benefits attributable to equity-based compensation transactions that were applied to additional paid-in capital were $8.0 million, $15.2 million and 11.0 million, for fiscal years 2016,  2015, and 2014, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities recorded in the balance sheet as of July 3, 2016 and June 28, 2015 are as follows:

In thousands	July 3,	June 28,
	2016	2015
Deferred tax assets:
Loss carryforwards	$4,190	$5,071
Credit carryforwards	20,716	18,659
Inventory valuation	6,301	17,267
Deferred income on shipments to distributors	17,270	16,623
Stock-based compensation	10,605	10,897
Accrued compensation and benefits	8,664	8,307
Other	2,015	2,501
Valuation allowance	(20,716)	(18,659)
Total deferred tax assets	49,045	60,666
Deferred tax liabilities:
Depreciation and amortization	$7,782	$6,256
Unremitted earnings of subsidiaries	105,517	89,688
Other	4,134	1,841
Total deferred tax liabilities	117,433	97,785
Net deferred tax liabilities	$(68,388)	$(37,119)

The Company has a gross state tax credit carryforward that does not expire of $35.4 million. The Company provided a full valuation allowance on the state credit carryforwards which are not likely to be utilized.

As of July 3, 2016, the Company has gross federal and state net operating loss carryforwards of $11.8 million and $11.8 million, respectively. The federal and state net operating loss carryforwards will expire at various dates from 2017 through 2030. The net operating loss carryforwards are subject to an annual limitation as a result of the acquisition of Dust Networks by the Company, which constitutes a change of ownership as defined under Internal Revenue Code Section 382.

The Company is subject to examination by the United States federal tax authorities for the tax years 2013 and later. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. Foreign income tax examination period varies from jurisdiction to jurisdiction. Singapore has a statute of limitations of four years. The Company is not currently under any significant tax returns examination.

The FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current. During the fourth quarter of fiscal year 2016 the standard was early adopted on a prospective basis. Adoption of this ASU resulted in a reclassification of $49.0 million of current deferred tax assets to net non-current deferred tax liabilities in the Consolidated Balance Sheet as of July 3, 2016. No prior periods were retrospectively adjusted.

The Company has a partial tax holiday in Singapore and Malaysia whereby the local statutory rate is significantly reduced, if certain conditions are met. The tax holiday for Singapore is effective through August 2019 and the tax holiday for Malaysia is effective through July 2025.

The impact of the Singapore and Malaysia tax holidays was to increase net income by approximately $24.4 million, or $0.10 per diluted share, in fiscal year 2016,  $25.6 million, or $0.10 per diluted share, in fiscal year 2015, and $22.6 million, or $0.09 per diluted share, in fiscal year 2014.  The Company does not provide a residual U.S. tax on a portion of the undistributed earnings of its Singapore and Malaysian subsidiaries, as it is the Company’s intention to permanently invest these earnings overseas.  Should these earnings be remitted to the U.S. parent then the additional U.S. taxable income would be approximately $1,149.0 million.

At July 3, 2016, the Company had $36.8 million of unrecognized tax benefits, of which $14.5 million if recognized, would favorably impact the effective income tax rate in future periods.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Income tax expense for fiscal year 2016 includes accrued interest on unrecognized tax benefits totaling $0.8 million.  At July 3, 2016, the total amount of interest on unrecognized tax benefits was  $2.0 million.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	Unrecognized
Tax Benefits
Balance at June 29, 2014	$29,443
Net additions for current year tax positions	6,534
Net additions for prior year tax positions	1,173
Lapse in statute of limitations	(7,534)
Balance at June 28, 2015	29,616
Net additions for current year tax positions	6,608
Net additions for prior year tax positions	8,048
Lapse in statute of limitations	(7,486)
Balance at July 3, 2016	$36,786

The Company estimates that it is reasonably possible that the liability for gross unrecognized tax benefits could decrease up to $6.5 million within the next 12 months.  These changes could occur as a result of expiration of various statutes of limitations.

During fiscal year 2016 the Company had $3.6 million of discrete tax benefits that positively impacted the effective tax rate, related to the reversal of estimated tax liabilities for uncertain tax positions as a result of the expiration of open tax years.

During fiscal year 2015 the Company had $2.7 million of discrete tax benefits that positively impacted the effective tax rate, related to the reversal of estimated tax liabilities for uncertain tax positions as a result of the expiration of open tax years.

Note 11.  Commitments and Contingencies

Contractual Obligations

The Company leases certain of its facilities under operating leases, some of which have options to extend the lease period.  In addition, the Company has entered into long-term land leases for the sites of its Singapore and Malaysia manufacturing facilities. Total rent expense was $4.0 million, $3.9 million, and $3.7 million in fiscal years 2016,  2015, and 2014, respectively.

The following is a schedule of future minimum rental payments required under long-term operating leases at July 3, 2016:

Operating
Fiscal Years	Leases
2017	$3,557
2018	2,471
2019	2,024
2020	1,437
2021	1,227
Thereafter	2,147
Total	$12,863

Under the Analog Merger Agreement, the Company has agreed to pay a termination fee of $490 million to Analog Devices if the Analog Merger Agreement is terminated under certain circumstances, including termination by the Company to enter into a superior alternative transaction or following an adverse recommendation change of the Company’s Board of Directors.

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

Note 12.  Quarterly Information (Unaudited)

The following table sets forth our unaudited consolidated financial results, for the last eight fiscal quarters:

In thousands, except per share amounts	July 3,	April 3,	January 3,	September 27,
Quarter Ended Fiscal Year 2016	2016	2016	2016	2015
Revenues	$373,766	$361,125	$347,128	$341,917
Gross profit	285,514	275,165	262,744	256,712
Net income	132,375	128,392	121,532	112,047
Basic earnings per share	0.54	0.53	0.50	0.46
Diluted earnings per share	0.54	0.52	0.50	0.46
Cash dividends per share	0.32	0.32	0.30	0.30
Stock price range per share:
High	47.79	44.68	45.24	43.18
Low	43.57	38.13	37.48	36.60

In thousands, except per share amounts	June 28,	March 29,	December 28,	September 28,
Quarter Ended Fiscal Year 2015	2015	2015	2014	2014
Revenues	$379,483	$372,021	$352,575	$371,060
Gross profit	288,636	282,874	265,849	282,053
Net income	132,715	135,187	123,602	129,459
Basic earnings per share	0.54	0.55	0.51	0.53
Diluted earnings per share	0.54	0.55	0.51	0.53
Cash dividends per share	0.30	0.30	0.27	0.27
Stock price range per share:
High	48.04	49.23	46.52	46.83
Low	45.13	43.49	37.95	42.43

The stock activity in the above table is based on the high and low closing prices.  These prices represent quotations between dealers without adjustment for retail markups, markdowns or commissions, and may not represent actual transactions.  The Company’s common stock is traded on the NASDAQ Global Market under the symbol LLTC.

At July 3, 2016 there were approximately 1,658 stockholders of record.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Linear Technology Corporation

We have audited the accompanying consolidated balance sheets of Linear Technology Corporation as of July 3, 2016 and June 28, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended July 3, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Linear Technology Corporation as of July 3, 2016 and June 28, 2015, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended July 3, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Linear Technology Corporation’s internal control over financial reporting as of July 3, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

August 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Linear Technology Corporation

We have audited Linear Technology Corporation’s internal control over financial reporting as of July 3, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Linear Technology Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Linear Technology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 3, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Linear Technology Corporation  as of July 3, 2016 and June 28, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended July 3, 2016 of Linear Technology Corporation and our report dated August 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

August 25, 2016

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of July 3, 2016.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended July 3, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of July 3, 2016.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on its assessment of internal control over financial reporting, management has concluded that, as of July 3, 2016, the Company’s internal control over financial reporting is effective based on the COSO criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of July 3, 2016 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

ITEM 9B.     OTHER INFORMATION

None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for the Company’s directors is incorporated herein by reference to the 2016 Proxy Statement, under the caption  “Proposal Three - The Director Election,” and for the executive officers of the Company, the information is included in Part I hereof under the caption  “Executive Officers of the Registrant.”  The information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the 2016 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated by reference to the 2016 Proxy Statement, under the section titled “Executive Compensation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTS AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the 2016 Proxy Statement, under the section titled “Beneficial Security Ownership of Directors, Executive Officers and Certain Other Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the 2016 Proxy Statement, under the section titled “Fees Paid To Ernst & Young LLP.”

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.   Financial Statements

The following consolidated financial statements are included in Item 8:

2.     Schedules

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Allowance for doubtful accounts:
June 29, 2014	$1,891	$—	$238	$1,653
June 28, 2015	1,653	—	2	1,651
July 3, 2016	1,651	—	2	1,649

Schedules other than the schedule listed above have been omitted since they are either not required or the information is included elsewhere.

3.     Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(c)     Exhibit Index

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

2.1	Agreement and Plan of Merger, dated July 26, 2016, by and among Linear Technology Corporation, Analog Devices, Inc. and Tahoe Acquisition Corp. (10)

3.1	Certificate of Incorporation of Registrant. (6)

3.5	Amended and Restated Bylaws of Registrant. (10)

4.1	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.00% Convertible Senior Notes due May 1, 2027. (17)

4.2	Indenture dated April 24, 2007 with U.S. Bank National Association as Trustee and Cede & Co. as nominee for The Depository Trust Corporation for 3.125% Convertible Senior Notes Due May 1, 2027. (17)

10.10	First Amendment to Credit Agreement, dated as of July 27, 2015, by and between Linear Technology Corporation and Wells Fargo Bank, National Association. (15)

10.20	First Amendment to Revolving Line of Credit Note, dated as of July 27, 2015, issued by Linear Technology Corporation to Wells Fargo Bank, National Association. (15)

10.36	Form of Indemnification Agreement. (6)

10.45	Land lease dated March 30, 1993 between the Registrant and the Singapore Housing and Development Board.(2)

10.46	Land lease dated November 20, 1993 between the Registrant and the Penang Development Corporation. (3)

10.47	1996 Incentive Stock Option Plan and form of Nonstatutory Stock Option Agreement.(*) (4)

10.48	2009 Executive Bonus Plan, as amended July 20, 2010. (*) (5)

10.49	2001 Nonstatutory Stock Option Plan, as amended July 23, 2002, and form of Stock Option Agreement. (*)(8)

10.50	Fourth Amended and Restated Employment Agreement between Registrant and Robert H. Swanson, Jr. dated April 16, 2015. (*) (11)

10.51	Employment Agreement dated January 15, 2002 between the Registrant and Paul Coghlan. (*) (7)

10.52	Employment Agreement dated January 15, 2002 between the Registrant and Robert C. Dobkin, as amended December 30, 2008 and July 25, 2016. (*)

10.53	2005 Equity Incentive Plan, form of Stock Option Agreement, form of Restricted Stock Agreement, and form of Restricted Stock Unit Agreement. (*) (12)

10.54	2005 Employee Stock Purchase Plan and enrollment form. (*) (9)

10.55	Form of Change of Control Severance Agreement between the Registrant and certain of its executive officers and key employees, including Donald E. Paulus. (*) (13)

10.56	Change of Control Severance Agreement between the Registrant and Donald P. Zerio, Vice President, Finance and Chief Financial Officer. (*) (13)

10.57	Employment Agreement dated August 11, 2009 between the Registrant and Lothar Maier. (*) (1)

10.58	2010 Equity Incentive Plan. (14)

10.59	Transition Agreement between Registrant and Paul Coghlan dated June 26, 2015. (16)

10.60	Consulting Agreement between Registrant and Paul Coghlan dated June 26, 2015. (16)

21.1	Subsidiaries of Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Lothar Maier and Donald Zerio Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(9) Incorporated by reference to the Registrant’s Statement on Form S-8 filed with the Securities and Exchange Commission on November 5, 2015.

(10) Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2016.

(11)  Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014.

(12) Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.

(13) Incorporated by reference to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2016.

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

(17)  Incorporated by reference to identically numbered exhibit filed in response to Item 6 “Exhibits” of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LINEAR TECHNOLOGY CORPORATION

(Registrant)

By: /s/ Lothar Maier

Lothar Maier

Chief Executive Officer

August 25, 2016

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

/s/ Lothar Maier	/s/ Donald P. Zerio
Lothar Maier	Donald P. Zerio
Chief Executive Officer (Principal	Vice President of Finance and Chief
Executive Officer)	Financial Officer (Principal Financial
August 25, 2016	Officer and Principal Accounting Officer)
August 25, 2016

/s/ Robert H. Swanson, Jr.	/s/ Thomas S. Volpe
Robert H. Swanson, Jr.	Thomas S. Volpe
Executive Chairman of the Board	Director
August 25, 2016	August 25, 2016

/s/ David S. Lee	/s/ Richard M. Moley
David S. Lee	Richard M. Moley
Director	Director
August 25, 2016	August 25, 2016

/s/ Arthur Agnos	/s/ John Gordon
Arthur C. Agnos	John J. Gordon
Director	Director
August 25, 2016	August 25, 2016