Form 10-Q
period 2016-10-02
LINEAR TECHNOLOGY CORP /CA/
filed 2016-11-09
CIK 791907

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding at October 28, 2016
Common Stock, $0.001 par value per share	240,357,860 shares

LINEAR TECHNOLOGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 2,	September 27,
	2016	2015
Revenues	$373,895	$341,917
Cost of sales (1) (2)	91,826	85,205
Gross profit	282,069	256,712
Operating expenses
Research and development (1) (2)	76,359	66,602
Selling, general and administrative (1) (2)	56,409	40,193
Total operating expenses	132,768	106,795
Operating income	149,301	149,917
Interest income and other income	2,173	987
Income before income taxes	151,474	150,904
Provision for income taxes	36,352	38,857
Net income	$115,122	$112,047
Basic earnings per share	$0.47	$0.46
Shares used in the calculation of basic earnings per share	245,271	244,863
Diluted earnings per share	$0.47	$0.46
Shares used in the calculation of diluted earnings per share	245,709	245,234
Cash dividends per share	$0.32	$0.30

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$2,547	$2,342
Research and development	11,868	10,922
Selling, general and administrative	6,129	5,638
Includes the following pre-tax impact of items:
(2) Merger-related charges
Cost of sales	$2,000	$—
Research and development	5,000	—
Selling, general and administrative	12,794	—

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended
	October 2,	September 27,
	2016	2015
Net income	$115,122	$112,047
Other comprehensive income, net of tax:
Net changes in unrealized (losses) gains on available-for-sale securities	(615)	438
Total comprehensive income	$114,507	$112,485

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	October 2,	July 3,
As of	2016	2016
Assets
Cash and cash equivalents	$217,135	$263,682
Marketable securities	1,304,011	1,184,593
Accounts receivable, net of allowances ($1,649 as of October 2, 2016) and ($1,649 as of July 3, 2016)	162,434	157,460
Inventories:
Raw materials	11,191	9,915
Work-in-process	65,867	66,172
Finished goods	21,015	21,164
Total inventories	98,073	97,251
Prepaid expenses and other current assets	53,337	51,744
Total current assets	1,834,990	1,754,730
Property, plant and equipment, at cost:
Land	28,834	28,834
Buildings and improvements	264,658	264,484
Manufacturing and test equipment	756,982	753,916
Office furniture and equipment	7,725	7,285
Gross property, plant and equipment	1,058,199	1,054,519
Accumulated depreciation and amortization	(776,628)	(768,653)
Net property, plant and equipment	281,571	285,866
Identified intangible assets, net and goodwill	8,835	9,385
Total noncurrent assets	290,406	295,251
Total assets	$2,125,396	$2,049,981

Liabilities and stockholders’ equity
Accounts payable	$17,019	$17,465
Accrued payroll and related benefits	85,334	93,187
Deferred income on shipments to distributors	48,759	48,701
Income taxes payable	36,488	3,342
Other accrued liabilities	16,706	17,271
Total current liabilities	204,306	179,966
Deferred tax liabilities	68,129	68,388
Other long-term liabilities	44,360	42,452
Total liabilities	316,795	290,806
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 240,006 shares issued and outstanding (239,654 as of July 3, 2016)	240	240
Additional paid-in capital	2,159,624	2,136,910
Accumulated other comprehensive income, net of tax	620	1,235
Accumulated deficit	(351,883)	(379,210)
Total stockholders’ equity	1,808,601	1,759,175
Total liabilities and stockholders’ equity	$2,125,396	$2,049,981

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	October 2,	September 27,
	2016	2015
Cash flow from operating activities:
Net income	$115,122	$112,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,176	13,248
Stock-based compensation	20,544	18,902
Excess tax benefit from stock-based compensation	(3,783)	(1,627)
Change in operating assets and liabilities:
Accounts receivable	(4,974)	25,592
Inventories	(822)	3,723
Prepaid expenses, other current assets and deferred tax assets	(4,548)	(2,572)
Accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	(8,700)	(31,886)
Deferred income on shipments to distributors	58	368
Income taxes payable	41,704	37,947
Cash provided by operating activities	167,777	175,742

Cash flow from investing activities:
Purchase of marketable securities	(406,696)	(294,496)
Proceeds from sale and maturities of available-for-sale securities	286,329	274,692
Purchase of property, plant and equipment	(8,332)	(10,160)
Cash used in investing activities	(128,699)	(29,964)

Cash flow from financing activities:
Excess tax benefit from stock-based compensation	3,783	1,627
Issuance of common stock under employee stock plans	—	4,253
Purchase of common stock	(10,800)	(56,557)
Payment of cash dividends	(78,608)	(73,312)
Cash used in financing activities	(85,625)	(123,989)

(Decrease) increase in cash and cash equivalents	(46,547)	21,789
Cash and cash equivalents, beginning of year	263,682	195,679
Cash and cash equivalents, end of period	$217,135	$217,468

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

The transaction has been approved by both the Company’s Board of Directors and the board of directors of Analog Devices, and was approved by Linear Technology stockholders at the Company’s Annual Meeting of Stockholders held on October 18, 2016.  The completion of the Analog Acquisition is subject to customary closing conditions including, among others, various regulatory approvals. The transaction is expected to close during the first half of calendar 2017. For additional information on the Analog Merger Agreement and the Analog Acquisition, please refer to the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on September 16, 2016. The Company cannot guarantee that the Analog Acquisition will be completed or that, if completed, it will be exactly on the terms set forth in the Analog Merger Agreement. Should the Analog Acquisition not be completed, the Company will continue to be responsible for payment of commitments to current employees under retention agreements and may receive a termination fee depending on the circumstances, as provided for in the Analog Merger Agreement.

Basis of Presentation

The accompanying interim financial statements and information are unaudited; however, in the opinion of management, all adjustments necessary for a fair and accurate presentation of the interim results in conformity with U.S. generally accepted accounting principles (“GAAP”) have been made.  All such adjustments were of a normal recurring nature. All information reported in this Form 10-Q should be read in conjunction with the Company’s annual consolidated financial statements for the fiscal year ended July 3, 2016 included in the Company’s Annual Report on Form 10-K.  The accompanying year-end balance sheet data has been presented for comparative purposes from the audited financial statements. The results of operations for any interim period are not necessarily indicative of, nor comparable to, the results of operations for any other interim period or for a full fiscal year.

The Company operates on a 52/53-week fiscal year ending on the Sunday nearest June 30. Fiscal year 2017 is a 52-week year. Fiscal year 2016 was a 53-week fiscal year, with the additional week falling in the second quarter.

Cash Equivalents and Marketable Securities

Cash equivalents are highly liquid investments purchased with original maturities of three months or less at the time of purchase.  Cash equivalents consist of investment grade securities in commercial paper, bank certificates of deposit, and money market funds.

Investments with maturities over three months at the time of purchase are classified as marketable securities.  At October 2, 2016 and July 3, 2016, the Company’s marketable securities balance consisted primarily of debt securities in municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities.  The Company’s marketable securities are managed by outside professional managers within investment guidelines set by the Company.  The Company’s investment guidelines generally restrict the professional managers to high quality debt instruments with a credit rating of AAA.   Within the Company’s investment policy there is a provision that allows the Company to hold AA+ securities under certain circumstances.  The Company’s investments in debt securities are classified as available-for-sale.  Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets.  The Company classifies investments with maturities greater than twelve months as current as it considers all investments as a potential source of operating cash regardless of maturity date.  The cost of securities matured or sold is based on the specific identification method.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  For the three months ended October 2, 2016, the Company recognized approximately 15% of net revenues from North American (“domestic”) distributors. Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer. Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 5% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor’s purchase price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  ”Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor, however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors. At October 2, 2016, the Company had approximately $61.3 million of deferred revenue and $12.5 million of deferred cost of sales recognized as $48.8 million of “Deferred income on shipments to distributors.”  During fiscal years 2016 and 2017, the price rebates that have been remitted back to distributors have ranged from $3.4 million to $4.1 million per quarter. The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product to the end customers.

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

Stock-Based Compensation

The Company has equity incentive plans, which are described more fully in “Note 5: Stock-Based Compensation.”  Stock-based compensation is measured at the grant date, based on the fair value of the award.  The Company’s equity awards granted in fiscal years 2017 and 2016 were restricted stock awards. Stock-based compensation cost for restricted stock awards is based on the fair market value of the Company’s stock on the date of grant.  Stock-based compensation cost for stock options is calculated on the date of grant using the fair value of stock options as determined using the Black-Scholes valuation model. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected option term and stock price volatility to determine the fair value of a stock option.  The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends.  The Company amortizes restricted stock and stock option award compensation cost straight-line over the awards vesting period, which is generally 5 years.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss.  Other comprehensive income or loss components include unrealized gains or losses on available-for-sale securities, net of tax.

Adoption of New and Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Each reporting period, management is required to assess whether there is substantial doubt about an entity’s ability to continue as a going concern and if so to provide related footnote disclosures. The Company will adopt this update in the fourth quarter of fiscal year 2017. The adoption of this standard is not expected to have a material impact on the Company’s financial statements or disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. The Company adopted this update in the first quarter of fiscal year 2017. The adoption of this standard did not have a material impact on the Company’s financial statements or disclosures.

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

	Three Months Ended
In thousands, except per share amounts	October 2,	September 27,
	2016	2015
Net income available to shareholders	$115,122	$112,047
Basic shares:
Weighted-average shares outstanding – Basic	245,271	244,863
Basic earnings per share	$0.47	$0.46
Diluted shares:
Dilutive effect of equity plans	438	371
Weighted-average shares outstanding – Diluted	245,709	245,234
Diluted earnings per share	$0.47	$0.46

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of October 2, 2016:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$528,185	$—	$528,185
Investments in municipal bonds, obligations of U.S. government-sponsored enterprises and commercial paper	—	865,915	865,915
Total assets measured at fair value	$528,185	$865,915	$1,394,100

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of July 3, 2016:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$513,193	$—	$513,193
Investments in municipal bonds, obligations of U.S. government-sponsored enterprises and commercial paper	—	832,438	832,438
Total assets measured at fair value	$513,193	$832,438	$1,345,631

4.Marketable Securities

The following is a summary of cash equivalents and marketable securities as of October 2, 2016:

	October 2, 2016
In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)(1)	Fair Value
U.S. Treasury securities	$504,838	$514	$(43)	$505,309
Obligations of U.S. government-sponsored enterprises	353,991	594	(32)	354,553
Municipal bonds	144,863	31	(163)	144,731
Corporate debt securities and other	366,566	80	(15)	366,631
Money market funds	22,876	—	—	22,876
Total	$1,393,134	$1,219	$(253)	$1,394,100
Amounts included in:
Cash equivalents	$90,085	$4	$—	$90,089
Marketable securities	1,303,049	1,215	(253)	1,304,011
Total	$1,393,134	$1,219	$(253)	$1,394,100

The following is a summary of cash equivalents and marketable securities as of July 3, 2016:

	July 3, 2016

In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)(1)	Fair Value
U.S. Treasury securities	$441,925	$783	$(5)	$442,703
Obligations of U.S. government-sponsored enterprises	316,368	855	—	317,223
Municipal bonds	119,680	158	(10)	119,828
Corporate debt securities and other	395,254	143	(10)	395,387
Money market funds	70,490	—	—	70,490
Total	$1,343,717	$1,939	$(25)	$1,345,631
Amounts included in:
Cash equivalents	$161,028	$10	$—	$161,038
Marketable securities	1,182,689	1,929	(25)	1,184,593
Total	$1,343,717	$1,939	$(25)	$1,345,631

(1) The Company evaluated the nature of the investments with a loss position at October 2, 2016 and July 3, 2016, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of October 2, 2016 and July 3, 2016.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

	October 2,	July 3,
In thousands	2016	2016
Due in one year or less	$1,094,180	$943,323
Due after one year through three years	209,831	241,270
Total marketable securities	$1,304,011	$1,184,593

5.    Stock-based Compensation

Equity Incentive Plans

The Company currently has a 2010 Equity Incentive Plan, under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Performance Shares and Performance Units.  Under the plan, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options (under previous equity incentive plans), Restricted Stock Awards and Restricted Stock Units. At October 2, 2016,  13.8 million shares were available for grant under the current plan.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.

The Company has an Employee Stock Purchase Plan (“ESPP”) that permits eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  The offering periods generally commence on approximately May 1 and November 1 of each year.  At October 2, 2016, 2.2 million shares were available for issuance under the ESPP.

As of October 2, 2016, there was approximately $239.4 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately 5 years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

		Weighted
	Restricted Awards	Average Grant
	Outstanding	Date Fair Value
Non-vested at July 3, 2016	6,293,108	$41.36
Granted	1,096,422	59.97
Vested	(532,561)	36.09
Forfeited	(113,545)	42.40
Non-vested at October 2, 2016	6,743,424	$44.78

Stock Options

There were no outstanding options during the period ended October 2, 2016. The Company’s last stock option grant to an employee was in January 2009.

6.  Goodwill and Intangible Assets

Goodwill

The goodwill balance of $2.2 million at October 2, 2016 is attributable to the acquisition in fiscal year 2012 of Dust Networks (“Dust”) of Hayward, California, a provider of low power wireless sensor network technology.  There were no changes to the goodwill balance for the period ended October 2, 2016. The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable.  The Company expects that none of the goodwill will be deductible for tax purposes.

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

Intangible assets are amortized over their estimated useful lives of 5 to 10 years using the straight-line method of amortization. The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 5.1 years.

Intangible assets consisted of the following:

In thousands	October 2, 2016			July 3, 2016

		Accumulated			Accumulated
	Original Cost	Amortization	Net	Original Cost	Amortization	Net
Intellectual property	$13,100	$(8,550)	$4,550	$13,100	$(8,100)	$5,000
Customer relationships	4,000	(1,900)	2,100	4,000	(1,800)	2,200
Total intangible assets	$17,100	$(10,450)	$6,650	$17,100	$(9,900)	$7,200

7.  Credit Facility

On October 23, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”).  On July 27, 2015, the Credit Agreement was amended to extend the maturity date and increase the size of the line of credit. The Company entered into the Credit Agreement to enhance cash deployment flexibility.

As amended, the Credit Agreement provides for a $150.0 million unsecured revolving line of credit, under which the Company may borrow, repay and reborrow loans from time to time prior to its scheduled maturity date of July 27, 2017 (the“Maturity Date”).  Proceeds of loans made under the Credit Agreement may be used for working capital and other general corporate purposes of the Company and its subsidiaries.  The Company may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty, subject to customary breakage costs.

The loans bear interest at LIBOR plus 1.0%.  Any then-outstanding principal amount, together with all accrued and unpaid interest, is due and payable on the Maturity Date.

The Company is required to maintain with the Bank average account balances, calculated on a quarterly basis, of not less than $30.0 million.  The Company must also maintain EBITDA of not less than $75.0 million measured quarterly, and, in order to take certain actions such as payments of dividends, must also maintain a balance of $500.0 million of cash and cash equivalents and marketable securities on a worldwide consolidated basis.  The Credit Agreement contains other customary affirmative and negative covenants, as well as customary events of default.  To date, the Company has not utilized the Credit Agreement and was in compliance with the covenants under this credit facility. Effective November 1, 2016, the Credit Agreement has been terminated.

8.  Stockholders’ Equity

Stock Repurchase

The Analog Merger Agreement restricts the ability of the Company to repurchase shares of its common stock until the time that the transaction is consummated or the Analog Merger Agreement is terminated.

 For the majority of restricted stock awards and units granted, the number of shares issued on the date the restricted stock awards and units vest is net of the minimum statutory tax withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. During the quarter ended October 2, 2016, the Company repurchased approximately 0.2 million shares related to equity grants of its common stock for approximately $10.8 million.

Dividends

A cash dividend of $0.32 per share will be paid on November 30, 2016 to stockholders of record on November 18, 2016.  During the three months ended October 2, 2016, the Company paid $78.6 million in dividends representing $0.32 per share.  The payment of future dividends will be based on the Company's financial performance.

9.Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of October 2, 2016, the Company's other long-term liabilities account includes $38.3 million of unrecognized tax benefits of which approximately $17.1 million would favorably impact its effective income tax rate in future periods if the Company's positions on these tax matters are upheld.  The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $2.4 million accrued for interest at October 2, 2016.

The effective tax rate decreased from 25.7% to 24.0% for the three months ended October 2, 2016, compared to the same period in the prior fiscal year primarily due to the permanent reinstatement of the R&D tax credit in the December quarter of fiscal year 2015.

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

Acquisition by Analog Devices

On July 26, 2016, the Company announced that it had entered into the Analog Merger Agreement, under which a wholly owned subsidiary of Analog Devices will merge with and into the Company, and the Company will survive as a wholly owned subsidiary of Analog Devices. Under the terms of the Analog Merger Agreement, Linear Technology stockholders who do not exercise their appraisal rights under Delaware law will have the right to receive, for each Linear Technology share held by suchstockholders, $46.00 as Cash Consideration and 0.2321 shares of Analog Devices common stock as Stock Consideration (with the ratio of Stock Consideration to Cash Consideration subject to adjustment pursuant to the terms of the Analog Merger Agreement so that the aggregate number of shares issued by Analog Devices as Stock Consideration will not exceed 19.9% of the total outstanding common stock of Analog Devices prior to the Analog Acquisition). Each of the Company’s equity awards that were outstanding as of July 22, 2016 and are unvested as of the closing of the Analog Acquisition will be converted into the right to receive the Merger Consideration in respect of each share of the Company’s common stock underlying such award when such award vests.  Each of the Company’s other equity awards that were granted after July 22, 2016 and are unvested as of the closing of the Analog Acquisition will be converted into the right to receive 0.9947 shares of Analog Devices common stock in respect of each share of the Company’s common stock underlying such award when such award vests.

The transaction has been approved by both the Company’s Board of Directors and the board of directors of Analog Devices, and was approved by Linear Technology stockholders at the Company’s Annual Meeting of Stockholders held on October 18, 2016.  The completion of the Analog Acquisition is subject to customary closing conditions including, among others, various regulatory approvals. The Company has incurred, and in the future will continue to incur, significant non-recurring costs in connection with the Analog Acquisition. In addition, obtaining capital may be restricted by the terms of the Analog Merger Agreement. The transaction is expected to close during the first half of calendar 2017. For additional information on the Analog Merger Agreement and the Analog Acquisition, please refer to the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on September 16, 2016. The Company cannot guarantee that the Analog Acquisition will be completed or that, if completed, it will be exactly on the terms as set forth in the Analog Merger Agreement.  Should the Analog Acquisition not be completed, the Company will continue to be responsible for payment of commitments to current employees under retention agreements and may receive a termination fee depending on the circumstances, as provided for in the Analog Merger Agreement.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2016.

Results of Operations

Revenue by Geographic Region

	Three Months Ended				Change
	October 2,	% of	September 27,	% of
(Dollars in thousands)	2016	Revenue	2015	Revenue	Amount	Percent
North America	$103,726	28%	$94,378	28%	$9,348	9.9%
Europe	69,830	19%	66,632	19%	3,198	4.8
Japan	52,087	14%	52,156	15%	(69)	(0.1)
Rest of the world	148,252	39%	128,751	38%	19,501	15.1
Total revenue	$373,895	100%	$341,917	100%	31,978	9.4

Revenue increased in all major geographies, except for Japan which remained relatively flat,  for the three months ended October 2, 2016,  compared to the same period in the prior fiscal year. The Rest of World geography is primarily Asia, excluding Japan, which had the largest growth primarily due to strong sales of battery management systems in China.  Revenue increased in all end-markets, except Computer and Consumer, with Transportation and Industrial showing the largest increases in absolute dollars.

 Revenues for the quarter ended October 2, 2016,  increased from the prior fiscal year quarter due to a higher number of units shipped and a higher average selling price (“ASP”).  The number of units shipped in the quarter ended October 2, 2016, increased by approximately 3% to 187.4 million units from the 182.3 million units shipped in the prior fiscal year quarter.  The ASP in the quarter ended October 2, 2016, increased 6% to $2.00 per unit over $1.88 per unit in the prior fiscal year quarter.

Gross Profit

	Three Months Ended		Change
	October 2,	September 27,
(Dollars in thousands)	2016	2015	Amount	Percent
Gross profit	$282,069	$256,712	$25,357	9.9%
Gross margin as a % of revenue	75.4%	75.1%

Gross margin increased to 75.4% in the three months ended October 2, 2016, as compared to 75.1% in the prior fiscal year quarter.  The change in gross margin was primarily due to spreading fixed costs over a higher revenue base, a higher ASP, and higher factory efficiencies, partially offset by $2.0 million in merger-related charges.

Research and Development (“R&D”)

	Three Months Ended		Change
	October 2,	September 27,
(Dollars in thousands)	2016	2015	Amount	Percent
R&D	$76,359	$66,602	$9,757	14.6%
R&D as a % of revenue	20.4%	19.5%

R&D expense increased $9.8 million for the three months ended October 2, 2016, compared to the same period in the prior fiscal year, primarily due to $5.0 million in merger-related charges. In addition, R&D expense increased due to a $1.0 million increase in labor and fringe compensation costs as a result of increases in headcount and merit compensation, a $1.3 million increase in employee profit sharing, a $0.9 million increase in stock compensation, and a $1.6 million increase in other R&D expenses primarily due to higher expenses for supplies and software amortization.

Selling, General and Administrative (“SG&A”)

	Three Months Ended		Change
	October 2,	September 27,
(Dollars in thousands)	2016	2015	Amount	Percent
SG&A	$56,409	$40,193	$16,216	40.3%
SG&A as a % of revenue	15.1%	11.8%

SG&A expense increased $16.2 million for the three months ended October 2, 2016, compared to the same period in the prior fiscal year, primarily due to $12.8 million in merger-related charges. In addition, SG&A expense increased due to a  $1.0 million increase in profit sharing, a $0.6 million increase in labor and fringe compensation costs as a result of increases in headcount and merit compensation, a $0.5 million increase in stock compensation, and a $1.4 million increase in other SG&A expenses primarily due to higher advertising, travel, and employee morale expenses.

Interest and Other Income

	Three Months Ended		Change
	October 2,	September 27,
(Dollars in thousands)	2016	2015	Amount	Percent
Interest and other income	$2,173	$987	$1,186	120.2%
Interest and other income as a % of revenue	0.6%	0.3%

Interest and other income increased $1.2 million for the three months ended October 2, 2016, compared to the same period in the prior fiscal year, due to an increase in the average cash balance and higher interest rates earned on the Company's cash, cash equivalents and marketable securities balances.

Provision for Income Taxes

	Three Months Ended		Change
	October 2,	September 27,
(Dollars in thousands)	2016	2015	Amount	Percent
Provision for income taxes	$36,352	$38,857	$(2,505)	(6.4)%
Effective tax rate	24.0%	25.7%

The provision for income taxes decreased $2.5 million for the three months ended October 2, 2016, compared to the same period in the prior fiscal year.  The Company's effective income tax rate for the first quarter of fiscal year 2017 was 24.00% as compared to 25.75% in the same period of fiscal year 2016. The decrease in the effective tax rate is primarily due to the permanent reinstatement of the R&D tax credit.

Excluding the effect of quarterly discrete tax adjustments, the Company estimates that its annual effective income tax rate for fiscal year 2017 will be in the range of 24.0% to 24.5%.

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

Quarterly revenue of $373.9 million for the first quarter of fiscal year 2017 is generally the same as the sequential quarter's revenue of $373.8 million, but represents  a 9.4% increase over the $341.9 million reported in the first quarter of fiscal year 2016. Gross margin, operating margin and earnings per share were impacted by a total of $19.8 million of merger-related charges associated with the pending Analog Acquisition.  Looking forward, the December quarter is typically a seasonally weaker quarter due to a slower European market and in particular a weaker Industrial market that historically often results in a sequential quarterly revenue decline.  Given a slightly positive first quarter book-to-bill ratio and based upon the current bookings rate, the Company is anticipating relatively flat sequential revenue in the second quarter of fiscal year 2017 representing growth in the 7% to 8.5% range on a year-over-year basis.

Liquidity and Capital Resources

At October 2, 2016, cash, cash equivalents and marketable securities totaled $1,521.1 million, an increase of $72.9 million over the July 3, 2016 balance. Major uses of cash provided by operating activities of $167.8 million were (i) cash dividends of $78.6 million and (ii) $10.8 million to purchase 0.2 million shares to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards. Working capital at October 2, 2016 was $1,630.7 million.

The Company’s cash, cash equivalent, and marketable securities include significant funds held by the Company’s non-U.S. subsidiaries. Funds held by non-U.S. subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S.  The Company’s non-U.S. funds include approximately $326 million available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts accrued in its financial statements as of October 2, 2016. The remaining amount of non-U.S. cash, cash equivalents, and short-term investments is being held offshore indefinitely for reinvestment and, therefore, no U.S. current or deferred taxes have been accrued on such amount.

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

As of October 2, 2016, accounts receivable totaled $162.4 million, an increase of $5.0 million over the July 3, 2016 balance. The increase is primarily due to the timing of cash collections in the first quarter of fiscal year 2017 as compared to the fourth quarter of fiscal year 2016.

As of October 2, 2016, net property, plant and equipment totaled $281.6 million, a decrease of $4.3 million from the July 3, 2016 balance. For the three months ended October 2, 2016, fixed asset additions totaled $8.3 million, primarily for procurement of assembly, test and wafer fabrication equipment. Depreciation expense for the period was $13.2  million.

A  cash dividend of $0.32 per share will be paid on November 30, 2016 to stockholders of record on November 18, 2016. The payment of future dividends will be based on financial performance.

Under the Analog Merger Agreement, Analog Devices has agreed to pay a termination fee of $700 million to the Company if the Analog Merger Agreement is terminated under certain circumstances involving the failure to obtain required regulatory approvals.   In addition, whether or not the Analog Acquisition is completed, the uncertainty related to the proposed Analog Acquisition could adversely impact our business.

Contractual Obligations

The Company leases some of its facilities under non-cancelable operating leases that expire at various dates through fiscal 2057.

During the second quarter of fiscal year 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association providing for a $100.0 million unsecured revolving line of credit.  On July 27, 2015, the Credit Agreement was extended for two years with similar terms for $150.0 million. The Company has not utilized the Credit Agreement to date. Effective November 1, 2016, the Credit Agreement has been terminated.

Off-Balance Sheet Arrangements

As of October 2, 2016, the Company had no off-balance sheet financing arrangements.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Consolidated Financial Statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

The Company’s cash equivalents and marketable securities are subject to market risk, primarily interest rate and credit risk.  The Company’s investments are managed by outside professional managers within investment guidelines set by the Company.  Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company’s investments to high quality debt instruments with relatively short-term maturities.  Any basis point increase in short-term interest rates would result in an unrealized loss in market value of the Company’s investments, however, there have been no material changes in interest rate risk affecting the Company since the filing of the Company’s Form 10-K for fiscal year 2016.  Such losses would only be realized if the Company sold the investments prior to maturity. These investments are reported at fair value with the related unrealized gains or losses reported in accumulated other comprehensive income, a component of stockholders’ deficit. The Company generally holds securities until maturity.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of October 2, 2016.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended October 2, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our obligations and the obligations of Analog Devices to complete the Analog Acquisition are subject to the satisfaction or waiver of a number of conditions, including the receipt of various regulatory approvals.  For a more complete summary of the required regulatory approvals and the conditions to the closing of the Analog Acquisition, please review the Analog Merger Agreement in its entirety, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2016.

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

Before the Analog Acquisition may be completed, any waiting period (or extension thereof) applicable to the Analog Acquisition must have expired or been terminated, and any approvals, consents or clearances required in connection with the Analog Acquisition must have been obtained, in each case, under the Hart Scott Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) and under the antitrust and competition laws of China, Israel, Japan, Korea, the European Union (to the extent it has jurisdiction as a result of a referral request made pursuant to Article 4(5) of the EC Merger Regulation or Article 22 of the EC Merger Regulation, which we refer to in this annual report as a European Union specified merger control action), Romania (to the extent required by applicable law, unless a European specified merger control action occurs), Germany (unless a European Union specified merger control action occurs) and the United Kingdom (unless a European Union specified merger control action occurs, and to the extent there is a publication by the United Kingdom Competition & Markets Authority of an Invitation to Comment in relation to the transaction, on its website and/or on the Regulatory News Service of the London Stock Exchange). In addition, the Analog Acquisition may be reviewed under antitrust statutes of other governmental authorities, including U.S. state laws. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the Analog Acquisition on competition within their relevant jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs on, or place restrictions on the conduct of, the combined company’s business.   The applicable waiting period for the Analog Acquisition under the HSR Act expired on October 19, 2016, and as a result, the Analog Acquisition has been cleared for U.S. antitrust purposes.  In addition, we received clearance for the Analog Acquisition from the German Federal Cartel Office on October 11, 2016.

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

The Analog Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Analog Devices. These provisions include a general prohibition on the Company soliciting any acquisition proposal or offer for a competing transaction, and could discourage a third party that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Analog Acquisition since, now that the Company’s stockholders have approved the Analog Acquisition, the Company cannot terminate the Analog Merger Agreement to accept a superior proposal.

Failure to complete the Analog Acquisition could negatively affect our stock price and our future business and financial results.

If the Analog Acquisition is not completed for any reason, including as a result of failing to obtain various regulatory approvals, our ongoing business may be adversely affected,  and, without realizing any of the benefits of having completed the Analog Acquisition, we could be subject to a number of negative consequences, including the following:

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
•

the Analog Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Analog Acquisition, the waiver of which is subject to the consent of Analog Devices (not to be unreasonably withheld, conditioned or delayed in certain circumstances), which may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Analog Acquisition that may be beneficial to us; and

•

matters relating to the Analog Acquisition (including integration planning) will require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations and other opportunities that may be beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the Analog Acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the Analog Merger Agreement. If the Analog Acquisition is not completed, any of these risks may materialize and may adversely affect our business, financial condition, financial results and stock price.

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

A lawsuit has been, and lawsuits may in the future be, filed against us or our directors challenging the Analog Acquisition, and an adverse ruling in any such lawsuit may prevent the Analog Acquisition from becoming effective or from becoming effective within the expected timeframe.

Transactions like the Analog Acquisition are frequently subject to litigation or other legal proceedings, including actions alleging that our Board of Directors breached its fiduciary duty to our stockholders by entering into the Analog Merger Agreement, by failing to obtain a greater value in the transaction for our stockholders or otherwise. On September 28, 2016, a putative class action lawsuit relating to the Analog Acquisition was filed in the United States District Court for the Northern District of California captioned David Guerra v. Linear Technology Corp. et al. (the “Action”) on behalf of a putative class of the Company’s public shareholders.  The Action alleged that the Company and the Board failed to comply with federal securities laws by failing to disclose material information in our definitive proxy statement, filed with the Securities and Exchange Commission on September 19, 2016.  While the Company believes that the definitive proxy statement disclosed all material information, in order to avoid the burden, expense and distraction of litigation, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 12, 2016 to supplement the disclosures in the definitive proxy statement and agreed to pay certain attorneys’ fees.  The claims of the named Plaintiff were subsequently dismissed with prejudice on October 24, 2016. We believe that any future litigation or proceedings would be without merit, but there can be no assurance that they will not be brought.  If additional litigation or other legal proceedings are in fact brought against us or our Board, we intend to defend against it vigorously, but we might not be successful in doing so.  An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial condition, including through the possible diversion of our resources or distraction of key personnel.

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

During first quarter of fiscal year 2017, 72% of our revenues were derived from customers in international markets. In addition, we have test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international revenue and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended October 2, 2016.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)
Month #1 (July 4, 2016 – July 31, 2016)	—	$—	—	8,432,795
Month #2 (August 1, 2016 - August 28, 2016)	180,806	59.73	—	8,432,795
Month #3 (August 29, 2016 – October 2, 2016)	—	—	—	8,432,795
Total	180,806	$59.73	—	8,432,795

(1) During the quarter ended October 2, 2016, the Company withheld 180,806 shares of restricted stock for $10.8 million to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

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

LINEAR TECHNOLOGY CORPORATION

DATE:	November 9, 2016	BY	/s/ Donald P. Zerio
Donald P. Zerio
Vice President, Finance & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)