Form 10-Q
period 2017-01-01
LINEAR TECHNOLOGY CORP /CA/
filed 2017-01-31
CIK 791907

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2017

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Shares outstanding of the registrant’s common stock:

Class	Outstanding at January 27, 2017
Common Stock, $0.001 par value per share	240,775,705 shares

LINEAR TECHNOLOGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 1,	January 3,	January 1,	January 3,
	2017	2016	2017	2016
Revenues	$375,817	$347,128	$749,712	$689,045
Cost of sales (1) (2)	90,990	84,384	182,816	169,589
Gross profit	284,827	262,744	566,896	519,456
Operating expenses
Research and development (1) (2)	77,030	69,884	153,389	136,486
Selling, general and administrative (1) (2)	47,552	43,403	103,961	83,596
Total operating expenses	124,582	113,287	257,350	220,082
Operating income	160,245	149,457	309,546	299,374
Interest income and other income	2,361	1,521	4,534	2,508
Income before income taxes	162,606	150,978	314,080	301,882
Provision for income taxes	38,620	29,446	74,972	68,303
Net income	$123,986	$121,532	$239,108	$233,579
Basic earnings per share	$0.50	$0.50	$0.97	$0.95
Shares used in the calculation of basic earnings per share	245,804	244,591	245,561	244,831
Diluted earnings per share	$0.50	$0.50	$0.97	$0.95
Shares used in the calculation of diluted earnings per share	246,280	244,880	246,026	245,178
Cash dividends per share	$0.32	$0.30	$0.64	$0.60

Includes the following non-cash charges:
(1) Stock-based compensation
Cost of sales	$2,496	$2,557	$5,043	$4,899
Research and development	13,572	11,731	25,440	22,653
Selling, general and administrative	6,990	5,968	13,119	11,606
Includes the following pre-tax impact of items:
(2) Merger-related charges
Cost of sales	$2,000	$—	$4,000	$—
Research and development	5,000	—	10,000	—
Selling, general and administrative	3,828	—	16,622	—

See accompanying notes

LINEAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	January 1,	January 3,	January 1,	January 3,
	2017	2016	2017	2016
Net income	$123,986	$121,532	$239,108	$233,579
Other comprehensive income, net of tax:
Net changes in unrealized losses on available-for-sale securities	(818)	(1,473)	(1,433)	(1,035)
Total comprehensive income	$123,168	$120,059	$237,675	$232,544

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	January 1,	July 3,
As of	2017	2016
Assets
Cash and cash equivalents	$330,006	$263,682
Marketable securities	1,279,819	1,184,593
Accounts receivable, net of allowances ($1,649 as of January 1, 2017 and $1,649 as of July 3, 2016)	145,135	157,460
Inventories:
Raw materials	10,749	9,915
Work-in-process	64,833	66,172
Finished goods	22,966	21,164
Total inventories	98,548	97,251
Prepaid expenses and other current assets	48,539	51,744
Total current assets	1,902,047	1,754,730
Property, plant and equipment, at cost:
Land	28,834	28,834
Buildings and improvements	265,017	264,484
Manufacturing and test equipment	766,667	753,916
Office furniture and equipment	7,682	7,285
Gross property, plant and equipment	1,068,200	1,054,519
Accumulated depreciation and amortization	(787,051)	(768,653)
Net property, plant and equipment	281,149	285,866
Identified intangible assets, net and goodwill	8,285	9,385
Total noncurrent assets	289,434	295,251
Total assets	$2,191,481	$2,049,981

Liabilities and stockholders’ equity
Accounts payable	$17,197	$17,465
Accrued payroll and related benefits	111,797	93,187
Deferred income on shipments to distributors	49,489	48,701
Income taxes payable	6,800	3,342
Other accrued liabilities	14,334	17,271
Total current liabilities	199,617	179,966
Deferred tax liabilities	67,818	68,388
Other long-term liabilities	46,234	42,452
Total liabilities	313,669	290,806
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value, 2,000,000 shares authorized; 240,439 shares issued and outstanding (239,654 as of July 3, 2016)	240	240
Additional paid-in capital	2,192,229	2,136,910
Accumulated other comprehensive (loss) income, net of tax	(198)	1,235
Accumulated deficit	(314,459)	(379,210)
Total stockholders’ equity	1,877,812	1,759,175
Total liabilities and stockholders’ equity	$2,191,481	$2,049,981

See accompanying notes

LINEAR TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	January 1,	January 3,
	2017	2016
Cash flow from operating activities:
Net income	$239,108	$233,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,252	26,027
Stock-based compensation	43,602	39,158
Excess tax benefit from stock-based compensation	(6,914)	(4,680)
Change in operating assets and liabilities:
Accounts receivable	12,325	34,218
Inventories	(897)	5,782
Prepaid expenses, other current assets and deferred tax assets	3,892	(642)
Accounts payable, accrued payroll, other accrued liabilities and noncurrent liabilities	15,745	(12,455)
Deferred income on shipments to distributors	788	1,227
Income taxes payable	13,336	10,528
Cash provided by operating activities	347,237	332,742

Cash flow from investing activities:
Purchase of marketable securities	(595,274)	(651,598)
Proceeds from sale and maturities of available-for-sale securities	497,835	527,455
Purchase of property, plant and equipment	(20,436)	(21,112)
Cash used in investing activities	(117,875)	(145,255)

Cash flow from financing activities:
Excess tax benefit from stock-based compensation	6,914	4,680
Issuance of common stock under employee stock plans	7,400	16,229
Purchase of common stock	(20,037)	(79,155)
Payment of cash dividends	(157,315)	(146,810)
Cash used in financing activities	(163,038)	(205,056)

Increase (decrease) in cash and cash equivalents	66,324	(17,569)
Cash and cash equivalents, beginning of year	263,682	195,679
Cash and cash equivalents, end of period	$330,006	$178,110

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

Acquisition by Analog Devices

On July 26, 2016, the Company announced that it had entered into a definitive merger agreement (the “Analog Merger Agreement”) with Analog Devices, Inc., a Massachusetts corporation (“Analog” or “Analog Devices”), under which a wholly owned subsidiary of Analog Devices will merge with and into the Company, and the Company will survive as a wholly owned subsidiary of Analog Devices (the “Analog Acquisition”). Under the terms of the Analog Merger Agreement, Linear Technology stockholders who do not exercise their appraisal rights under Delaware law will have the right to receive, for each Linear Technology share held by such stockholders, $46.00 in cash (the “Cash Consideration”) and 0.2321 shares of Analog Devices common stock, par value $0.16 2/3 per share (the “Stock Consideration,” and together with the Cash Consideration, the “Merger Consideration”) (with the ratio of Stock Consideration to Cash Consideration subject to adjustment pursuant to the terms of the Analog Merger Agreement so that the aggregate number of shares issued by Analog Devices as Stock Consideration will not exceed 19.9% of the total outstanding common stock of Analog Devices prior to the Analog Acquisition). Each of the Company’s equity awards that were outstanding as of July 22, 2016 and are unvested as of the closing of the Analog Acquisition will be converted into the right to receive the Merger Consideration in respect of each share of the Company’s common stock underlying such award when such award vests.  Each of the Company’s other equity awards that were granted after July 22, 2016 and are unvested as of the closing of the Analog Acquisition will be converted into the right to receive 0.9947 shares of Analog Devices common stock in respect of each share of the Company’s common stock underlying such award when such award vests.

The transaction has been approved by both the Company’s Board of Directors and the board of directors of Analog Devices, and was approved by Linear Technology stockholders at the Company’s Annual Meeting of Stockholders held on October 18, 2016.  The completion of the Analog Acquisition is subject to customary closing conditions including, among others, regulatory approvals. The transaction is expected to close during the first half of calendar 2017. For additional information on the Analog Merger Agreement and the Analog Acquisition, please refer to the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on September 16, 2016. The Company cannot guarantee that the Analog Acquisition will be completed or that, if completed, it will be exactly on the terms set forth in the Analog Merger Agreement. Should the Analog Acquisition not be completed, the Company will continue to be responsible for payment of commitments to current employees under retention agreements and may receive a $700 million termination fee depending on the circumstances, as provided for in the Analog Merger Agreement.

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

Investments with maturities over three months at the time of purchase are classified as marketable securities.  At January 1, 2017 and July 3, 2016, the Company’s marketable securities balance consisted primarily of debt securities in municipal bonds, corporate bonds, commercial paper, U.S. and foreign government and agency securities.  The Company’s marketable securities are managed by outside professional managers within investment guidelines set by the Company.  The Company’s investment guidelines generally restrict the professional managers to high quality debt instruments with a credit rating of AAA.   Within the Company’s investment policy there is a provision that allows the Company to hold AA+ securities under certain circumstances.  The Company’s investments in debt securities are classified as available-for-sale.  Investments in available-for-sale securities are reported at fair value with unrealized gains and losses, net of tax, as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets.  The Company classifies investments with maturities greater than twelve months as current as it considers all investments as a potential source of operating cash regardless of maturity date.  The cost of securities matured or sold is based on the specific identification method.

Revenue Recognition

The Company recognizes revenues when the earnings process is complete, when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection is reasonably assured.  For the three and six months ended January 1, 2017, the Company recognized approximately 15% of net revenues from North American (“domestic”) distributors. Domestic distributor revenues are recognized under agreements which provide for certain sales price rebates and limited product return privileges.  Given the uncertainties associated with the levels of pricing rebates, the ultimate sales price on domestic distributor sales transactions is not fixed or determinable until domestic distributors sell the merchandise to the end-customer. Domestic distributor agreements permit the following: price protection on certain domestic distribution inventory if the Company lowers the prices of its products; exchanges up to 5% of certain purchases on a quarterly basis; and ship and debit transactions.  Ship and debit transactions occur when the Company agrees to accept a lower selling price for a specific quantity of product at the request of the domestic distributor in order to complete a sales transaction in the domestic distributor channel.  For such sales, the Company rebates the negotiated price decrease to the distributor upon shipment as a reduction in the accounts receivable from the distributor.

At the time of shipment to domestic distributors, the Company records a trade receivable and deferred revenue at the distributor’s purchase price since there is a legally enforceable obligation from the distributor to pay for the products delivered. The Company relieves inventory as title has passed to the distributor and recognizes deferred cost of sales in the same amount. “Deferred income on shipments to distributors” represents the difference between deferred revenue and deferred costs of sales and is recognized as a current liability until such time as the distributor confirms a final sale to its end customer.  ”Deferred income on shipments to distributors” effectively represents the deferred gross margin on the sale to the distributor, however, the actual amount of gross margin the Company ultimately recognizes in future periods may be less than the originally recorded amount as a result of price protection, negotiated price rebates and exchanges as mentioned above.  The wide range and variability of negotiated price rebates granted to distributors does not allow the Company to accurately estimate the portion of the balance in the “Deferred income on shipments to distributors” that will be remitted back to the distributors. At January 1, 2017, the Company had approximately $62.2 million of deferred revenue and $12.7 million of deferred cost of sales recognized as $49.5 million of “Deferred income on shipments to distributors.”  During fiscal years 2016 and 2017, the price rebates that have been remitted back to distributors have ranged from $3.4 million to $4.1 million per quarter. The Company does not reduce deferred income by anticipated future price rebates. Instead, price rebates are recorded against “Deferred income on shipments to distributors” when incurred, which is generally at the time the distributor sells the product to the end customers.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. This standard requires the recognition of income tax consequences for intra-entity transfers of assets other than inventory when the transfer occurs. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the effects of the adoption of this ASU on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows.  This standard requires the presentation of the statement of cash flows to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the effects of the adoption of this ASU on the consolidated financial statements.

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

	Three Months Ended		Six Months Ended
In thousands, except per share amounts	January 1,	January 3,	January 1,	January 3,
	2017	2016	2017	2016
Net income available to shareholders	$123,986	$121,532	$239,108	$233,579
Basic shares:
Weighted-average shares outstanding – Basic	245,804	244,591	245,561	244,831
Basic earnings per share	$0.50	$0.50	$0.97	$0.95
Diluted shares:
Dilutive effect of equity plans	476	289	465	347
Weighted-average shares outstanding – Diluted	246,280	244,880	246,026	245,178
Diluted earnings per share	$0.50	$0.50	$0.97	$0.95

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

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of January 1, 2017:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$539,765	$—	$539,765
Investments in municipal bonds, obligations of U.S. government-sponsored enterprises and commercial paper	—	911,842	911,842
Total assets measured at fair value	$539,765	$911,842	$1,451,607

The following table presents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of July 3, 2016:

In thousands	Quoted Prices in	Significant
	Active Markets	Other
	for Identical	Observable
	Instruments	Inputs
Description	(Level 1)	(Level 2)	Total
Assets
Investments in U.S. Treasury securities and money-market funds	$513,193	$—	$513,193
Investments in municipal bonds, obligations of U.S. government-sponsored enterprises and commercial paper	—	832,438	832,438
Total assets measured at fair value	$513,193	$832,438	$1,345,631

4.Marketable Securities

The following is a summary of cash equivalents and marketable securities as of January 1, 2017:

	January 1, 2017
In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)(1)	Fair Value
U.S. Treasury securities	$475,678	$113	$(82)	$475,709
Obligations of U.S. government-sponsored enterprises	353,967	175	(261)	353,881
Municipal bonds	136,711	—	(256)	136,455
Corporate debt securities and other	421,493	64	(51)	421,506
Money market funds	64,056	—	—	64,056
Total	$1,451,905	$352	$(650)	$1,451,607
Amounts included in:
Cash equivalents	$171,789	$6	$(7)	$171,788
Marketable securities	1,280,116	346	(643)	1,279,819
Total	$1,451,905	$352	$(650)	$1,451,607

The following is a summary of cash equivalents and marketable securities as of July 3, 2016:

	July 3, 2016

In thousands	Amortized	Unrealized	Unrealized
	Cost	Gain	(Loss)(1)	Fair Value
U.S. Treasury securities	$441,925	$783	$(5)	$442,703
Obligations of U.S. government-sponsored enterprises	316,368	855	—	317,223
Municipal bonds	119,680	158	(10)	119,828
Corporate debt securities and other	395,254	143	(10)	395,387
Money market funds	70,490	—	—	70,490
Total	$1,343,717	$1,939	$(25)	$1,345,631
Amounts included in:
Cash equivalents	$161,028	$10	$—	$161,038
Marketable securities	1,182,689	1,929	(25)	1,184,593
Total	$1,343,717	$1,939	$(25)	$1,345,631

(1) The Company evaluated the nature of the investments with a loss position at January 1, 2017 and July 3, 2016, which are primarily obligations of the U.S. government and its sponsored enterprises, municipal bonds and U.S. corporate notes.  In evaluating the investments, the Company considered the duration of the impairments, and the amount of the impairments relative to the underlying portfolio and concluded that such amounts were not other-than-temporary. The Company principally holds securities until maturity, however, they may be sold under certain circumstances.  Unrealized losses on the investments greater than twelve months old were not significant as of January 1, 2017 and July 3, 2016.

The estimated fair value of debt investments in marketable securities, by effective maturity date is as follows:

	January 1,	July 3,
In thousands	2017	2016
Due in one year or less	$1,115,516	$943,323
Due after one year through three years	164,303	241,270
Total marketable securities	$1,279,819	$1,184,593

5.    Stock-based Compensation

Equity Incentive Plans

The Company currently has a 2010 Equity Incentive Plan, under which the Company may grant Incentive Stock Options, Nonstatutory Stock Options, Stock Appreciation Rights, Restricted Stock Awards, Restricted Stock Units, Performance Shares and Performance Units.  Under the plan, the Company may grant awards to employees, executive officers, directors and consultants who provide services to the Company.  To date, the Company has only granted Nonstatutory Stock Options (under previous equity incentive plans), Restricted Stock Awards and Restricted Stock Units. At January 1, 2017,  13.5 million shares were available for grant under the current plan.  The Company’s restricted awards generally vest annually over a period of five years (20% a year) based upon continued employment with the Company.

The Company had an Employee Stock Purchase Plan (“ESPP”) that permitted eligible employees to purchase common stock through payroll deductions at 85% of the fair market value of the common stock at the end of each six-month offering period.  No additional shares will be issued as the Company discontinued the ESPP during the second quarter of fiscal year 2017.

As of January 1, 2017, there was approximately $239.2 million of total unrecognized stock-based compensation cost related to share-based payments granted under the Company’s stock-based compensation plans that will be recognized over a period of approximately 5 years.  Future grants will add to this total, whereas quarterly amortization and the vesting of the existing grants will reduce this total.

Restricted Stock

The following table summarizes the Company’s restricted stock and restricted stock unit activity under all equity award plans during the period indicated:

		Weighted
	Restricted Awards	Average Grant
	Outstanding	Date Fair Value
Non-vested at July 3, 2016	6,293,108	$41.36
Granted	1,508,405	59.71
Vested	(976,432)	36.26
Forfeited	(161,527)	41.90
Non-vested at January 1, 2017	6,663,554	$46.25

Stock Options

There were no outstanding options during the period ended January 1, 2017. The Company’s last stock option grant to an employee was in January 2009.

6.  Goodwill and Intangible Assets

Goodwill

The goodwill balance of $2.2 million at January 1, 2017 is attributable to the acquisition in fiscal year 2012 of Dust Networks (“Dust”) of Hayward, California, a provider of low power wireless sensor network technology.  There were no changes to the goodwill balance for the period ended January 1, 2017. The Company annually evaluates goodwill for impairment as well as whenever events or changes in circumstances might suggest that the carrying value of goodwill may not be recoverable.  The Company expects that none of the goodwill will be deductible for tax purposes.

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

Intangible assets are amortized over their estimated useful lives of 5 to 10 years using the straight-line method of amortization. The remaining amortization expense, related to finite-lived intangible assets, will be recognized over a weighted-average period of approximately 5.0 years.

Intangible assets consisted of the following:

In thousands	January 1, 2017			July 3, 2016

		Accumulated			Accumulated
	Original Cost	Amortization	Net	Original Cost	Amortization	Net
Intellectual property	$13,100	$(9,000)	$4,100	$13,100	$(8,100)	$5,000
Customer relationships	4,000	(2,000)	2,000	4,000	(1,800)	2,200
Total intangible assets	$17,100	$(11,000)	$6,100	$17,100	$(9,900)	$7,200

7.  Credit Facility

On October 23, 2013, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”).  On July 27, 2015, the Credit Agreement was amended to extend the maturity date and increase the size of the line of credit. Effective November 1, 2016, the Credit Agreement was terminated.  The Company had not utilized the Credit Agreement prior to such termination.

8.  Stockholders’ Equity

Stock Repurchase

The Analog Merger Agreement restricts the ability of the Company to repurchase shares of its common stock until the time that the transaction is consummated or the Analog Merger Agreement is terminated.

 For the majority of restricted stock awards and units granted, the number of shares issued on the date the restricted stock awards and units vest is net of the minimum statutory tax withholding requirements that the Company pays in cash to the appropriate taxing authorities on behalf of its employees. During the quarter ended January 1, 2017, the Company repurchased approximately 0.2 million shares related to equity grants of its common stock for approximately $9.2 million.

Dividends

A cash dividend of $0.33 per share will be paid on March 7, 2017 to stockholders of record on  February 24, 2017,  unless the close of the Analog Acquisition proceeds that date.  During the six months ended January 1, 2017, the Company paid $157.3 million in dividends representing $0.64 per share.  The payment of future dividends will be based on the Company's financial performance.

9.Income Taxes

The Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. As of  January 1, 2017, the Company's other long-term liabilities account includes $40.0 million of unrecognized tax benefits of which approximately $17.7 million would favorably impact its effective income tax rate in future periods if the Company's positions on these tax matters are upheld.  The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Included in the liability for unrecognized tax benefits was $2.6 million accrued for interest at January 1, 2017.

The effective tax rate increased from 19.5% to 23.8% for the three months ended January 1, 2017, compared to the same period in the prior fiscal year, primarily due to a discrete benefit related to the permanent reinstatement of the R&D tax credit in the December quarter of fiscal year 2016.

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

The transaction has been approved by both the Company’s Board of Directors and the board of directors of Analog Devices, and was approved by Linear Technology stockholders at the Company’s Annual Meeting of Stockholders held on October 18, 2016.  The completion of the Analog Acquisition is subject to customary closing conditions including, among others, regulatory approvals. The Company has incurred, and in the future will continue to incur, significant non-recurring costs in connection with the Analog Acquisition. In addition, obtaining capital may be restricted by the terms of the Analog Merger Agreement. The transaction is expected to close during the first half of calendar 2017. For additional information on the Analog Merger Agreement and the Analog Acquisition, please refer to the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on September 16, 2016. The Company cannot guarantee that the Analog Acquisition will be completed or that, if completed, it will be exactly on the terms as set forth in the Analog Merger Agreement.  Should the Analog Acquisition not be completed, the Company will continue to be responsible for payment of commitments to current employees under retention agreements and may receive a termination fee depending on the circumstances, as provided for in the Analog Merger Agreement.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies as compared to the previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2016.

Results of Operations

Revenue by Geographic Region

	Three Months Ended				Change
	January 1,	% of	January 3,	% of
(Dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percent
North America	$102,598	27%	$95,225	27%	$7,373	7.7%
Europe	66,563	18	66,497	19	66	0.1
Japan	54,972	15	51,348	15	3,624	7.1
Rest of the world	151,684	40	134,058	39	17,626	13.1
Total revenue	$375,817	100%	$347,128	100%	$28,689	8.3%

Revenue increased in all major geographies for the three months ended January 1, 2017,  compared to the same period in the prior fiscal year. The Rest of World (“ROW”) geography is primarily Asia, excluding Japan, which had the largest growth primarily due to strong sales of battery management systems in China.  Revenue increased in the Company’s major end-markets, Industrial, Communication, and Transportation, while the smaller end-markets, Computer and Consumer, were slightly down.

 Revenue for the three months ended January 1, 2017,  increased over the prior fiscal year quarter due to a higher number of units shipped and a higher average selling price (“ASP”).  The number of units shipped in the quarter ended January 1, 2017, increased by approximately 2% to 185.2 million units over the 181.2 million units shipped in the prior fiscal year quarter.  The ASP in the quarter ended January 1, 2017, increased 6% to $2.03 per unit over $1.92 per unit in the prior fiscal year quarter.

	Six Months Ended				Change
	January 1,	% of	January 3,	% of
(Dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percent
North America	$206,324	28%	$189,603	28%	$16,721	8.8%
Europe	136,394	18	133,129	19	3,265	2.5
Japan	107,058	14	103,504	15	3,554	3.4
Rest of the world	299,936	40	262,809	38	37,127	14.1
Total revenue	$749,712	100%	$689,045	100%	$60,667	8.8%

Revenue increased in all major geographies for the six months ended January 1, 2017,  compared to the same period in the prior fiscal year. The ROW geography had the largest growth primarily due to strong sales of battery management systems in China. Revenue increased in the Company’s major end-markets, Industrial, Communication, and Transportation, while the smaller end-markets, Computer and Consumer, were slightly down.

 Revenue for the six months ended January 1, 2017,  increased from the prior fiscal year period due to a higher number of units shipped and a higher ASP.  The number of units shipped in the six months ended January 1, 2017, increased by approximately 3% to 372.6 million units over the 363.5 million units shipped in the prior fiscal year period.  The ASP in the six months ended January 1, 2017, increased 6% to $2.01 per unit over $1.90 per unit in the prior fiscal year period.

Gross Profit

	Three Months Ended		Change		Six Months Ended		Change
	January 1,	January 3,			January 1,	January 3,
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Gross profit	$284,827	$262,744	$22,083	8.4%	$566,896	$519,456	$47,440	9.1%
Gross margin as a % of revenue	75.8%	75.7%			75.6%	75.4%

Gross margin increased to 75.8% for the three months ended January 1, 2017, as compared to 75.7% for the prior fiscal year quarter.  The change in gross margin was primarily due to spreading fixed costs over a higher revenue base, an improved product mix, a higher ASP, and higher factory efficiencies, partially offset by $2.0 million in merger-related charges.

Gross margin increased to 75.6% for the six months ended January 1, 2017, as compared to 75.4% for the prior fiscal year period.  The change in gross margin was primarily due to spreading fixed costs over a higher revenue base,  an improved product mix, a higher ASP, and higher factory efficiencies, partially offset by $4.0 million in merger-related charges.

Research and Development (“R&D”)

	Three Months Ended		Change		Six Months Ended		Change
	January 1,	January 3,			January 1,	January 3,
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
R&D	$77,030	$69,884	$7,146	10.2%	$153,389	$136,486	$16,903	12.4%
R&D as a % of revenue	20.5%	20.1%			20.5%	19.8%

R&D expense increased $7.1 million for the three months ended January 1, 2017, compared to the same period in the prior fiscal year, primarily due to $5.0 million in merger-related charges. In addition, R&D expense increased due to a $1.3 million increase in employee profit sharing,  a $1.8 million increase in stock compensation,  and a $0.2 million increase in other R&D expenses primarily due to higher expenses for supplies and software amortization. These increases were partially offset by a $0.5 million decrease in legal expenses and a $0.7 million decrease in labor and fringe compensation costs. The second quarter of fiscal year 2016 had 14 weeks of labor costs as compared to the customary 13 weeks.

R&D expense increased $16.9 million for the six months ended January 1, 2017,  compared to the same period in the prior fiscal year, primarily due to $10.0 million in merger-related charges. In addition, R&D expense increased due to a $2.5 million increase in employee profit sharing,  a $2.8 million increase in stock compensation,  and a $1.6 million increase in other R&D expenses primarily due to higher expenses for supplies and software amortization.

Selling, General and Administrative (“SG&A”)

	Three Months Ended		Change		Six Months Ended		Change
	January 1,	January 3,			January 1,	January 3,
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
SG&A	$47,552	$43,403	$4,149	9.6%	$103,961	$83,596	$20,365	24.4%
SG&A as a % of revenue	12.7%	12.5%			13.9%	12.1%

SG&A expense increased $4.1 million for the three months ended January 1, 2017, compared to the same period in the prior fiscal year, primarily due to $3.8 million in merger-related charges. In addition, SG&A expense increased due to a $1.0 million increase in stock compensation and a $1.0 million increase in profit sharing. These increases were partially offset by a $0.8 million decrease in other SG&A expenses and a $0.9 million decrease in labor and fringe compensation costs. The second quarter of fiscal year 2016 had 14 weeks of labor costs as compared to the customary 13 weeks.

SG&A expense increased $20.4 million for the six months ended January 1, 2017, compared to the same period in the prior fiscal year, primarily due to $16.6 million in merger-related charges. In addition, SG&A expense increased due to a $1.5 million increase in stock compensation, a $1.9 million increase in profit sharing, and a $0.7 million increase in other SG&A expenses primarily due to higher travel and outside service expenses.  These increases were partially offset by a $0.3 million decrease in labor and fringe compensation costs as the second quarter of fiscal year 2016 had an additional week of labor costs. The second quarter of fiscal year 2016 had 14 weeks of labor costs as compared to the customary 13 weeks.

Interest and Other Income

	Three Months Ended		Change		Six Months Ended		Change
	January 1,	January 3,			January 1,	January 3,
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Interest and other income	$2,361	$1,521	$840	55.2%	$4,534	$2,508	$2,026	80.8%
Interest and other income as a % of revenue	0.6%	0.4%			0.6%	0.4%

Interest and other income increased $0.8 million for the three months ended January 1, 2017, compared to the same period in the prior fiscal year, due to an increase in the average cash balance and higher interest rates earned on the Company's cash, cash equivalents and marketable securities balances.

Interest and other income increased $2.0 million for the six months ended January 1, 2017,  compared to the same period in the prior fiscal year, due to an increase in the average cash balance and higher interest rates earned on the Company's cash, cash equivalents and marketable securities balances.

Provision for Income Taxes

	Three Months Ended		Change		Six Months Ended		Change
	January 1,	January 3,			January 1,	January 3,
(Dollars in thousands)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Provision for income taxes	$38,620	$29,446	$9,174	31.2%	$74,972	$68,303	$6,669	9.8%
Effective tax rate	23.8%	19.5%			23.9%	22.6%

The provision for income taxes increased $9.2 million for the three months ended January 1, 2017, compared to the same period in the prior fiscal year.  The Company's effective income tax rate for the second quarter of fiscal year 2017 was 23.75% as compared to 19.50% in the same period of fiscal year 2016. The increase in the effective tax rate is primarily due to a discrete benefit related to the permanent reinstatement of the R&D tax credit in the December quarter of fiscal year 2016.

The provision for income taxes increased $6.7 million for the six months ended January 1, 2017, compared to the same period in the prior fiscal year. The Company's effective income tax rate for the six months ended January 1, 2017, was 23.87% as compared to 22.63% in the same period of fiscal year 2016. The increase in the effective tax rate is primarily due to a discrete benefit related to the permanent reinstatement of the R&D tax credit in the December quarter of fiscal year 2016.

Excluding the effect of quarterly discrete tax adjustments, the Company estimates that its annual effective income tax rate for fiscal year 2017 will be in the range of 23.75% to 24.25%.

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

Liquidity and Capital Resources

At January 1, 2017, cash, cash equivalents and marketable securities totaled $1,609.8 million, an increase of $161.6 million over the July 3, 2016 balance. Major uses of cash provided by operating activities of $347.2 million were (i) cash dividends of $157.3 million and (ii) $20.0 million to purchase 0.3 million shares to satisfy minimum statutory withholding requirements related to the vesting of employee restricted stock awards. Working capital at January 1, 2017 was $1,702.4 million.

The Company’s cash, cash equivalent, and marketable securities include significant funds held by the Company’s non-U.S. subsidiaries. Funds held by non-U.S. subsidiaries are generally subject to U.S. income taxation upon repatriation to the U.S.  The Company’s non-U.S. funds include approximately $333 million available for use in the U.S. without incurring additional U.S. income taxes in excess of the amounts accrued in its financial statements as of January 1, 2017. The remaining amount of non-U.S. cash, cash equivalents, and short-term investments is being held offshore indefinitely for reinvestment and, therefore, no U.S. current or deferred taxes have been accrued on such amount.

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

As of January 1, 2017, accounts receivable totaled $145.1 million, a decrease of $12.3 million from the July 3, 2016 balance. The decrease is primarily due to the timing of cash collections in the second quarter of fiscal year 2017 as compared to the fourth quarter of fiscal year 2016.

As of January 1, 2017, net property, plant and equipment totaled $281.1 million, a decrease of $4.7 million from the July 3, 2016 balance. For the six months ended January 1, 2017, fixed asset additions totaled $20.4 million, primarily for procurement of assembly, test and wafer fabrication equipment. Depreciation expense for the period was $25.1  million.

A  cash dividend of $0.33 per share will be paid on March 7, 2017 to stockholders of record on February 24, 2017. The payment of future dividends will be based on financial performance.

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

During the second quarter of fiscal year 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association providing for a $100.0 million unsecured revolving line of credit.  On July 27, 2015, the Credit Agreement was extended for two years with similar terms for $150.0 million. The Company has not utilized the Credit Agreement to date. Effective November 1, 2016, the Credit Agreement was terminated.

Off-Balance Sheet Arrangements

As of January 1, 2017, the Company had no off-balance sheet financing arrangements.

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

The Company’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of January 1, 2017.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information it is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended  January 1, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Analog Merger Agreement subjects us to restrictions on our business activities and generally obligates us to operate our businesses in all material respects in the ordinary course.  These restrictions could have an adverse effect on our results of operations, cash flows and financial position.

Completion of the Analog Acquisition is subject to the conditions contained in the Analog Merger Agreement, and if these conditions are not satisfied or waived, the Analog Acquisition will not be completed.

Our obligations and the obligations of Analog Devices to complete the Analog Acquisition are subject to the satisfaction or waiver of a number of conditions, including the receipt of all required regulatory approvals.  For a more complete summary of the required regulatory approvals and the conditions to the closing of the Analog Acquisition, please review the Analog Merger Agreement in its entirety, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2016.

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

The Analog Acquisition is subject to the expiration of applicable waiting periods, and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on us or the combined company or, if not obtained, could prevent completion of the Analog Acquisition.

Before the Analog Acquisition may be completed, any waiting period (or extension thereof) applicable to the Analog Acquisition must have expired or been terminated, and any approvals, consents or clearances required in connection with the Analog Acquisition must have been obtained, under the antitrust and competition laws of various jurisdictions.  In deciding whether to grant required regulatory approvals, consents or clearances, relevant governmental entities consider the effect of the Analog Acquisition on competition within their jurisdictions. The terms and conditions of any approvals, consents and clearances they grant may impose requirements, limitations or costs on, or place restrictions on the conduct of, the combined company’s business. The applicable waiting period for the Analog Acquisition under the HSR Act expired on October 19, 2016, and as a result, the Analog Acquisition has been cleared for U.S. antitrust purposes.  In addition, we received clearance for the Analog Acquisition from Germany, Romania, Israel, Japan and Korea.  Analog Devices is currently working to obtain clearance for the transaction from the Ministry of Commerce of the People’s Republic of China (“MOFCOM”).

Under the Analog Merger Agreement, we and Analog Devices have agreed to use reasonable best efforts to obtain such approvals, consents and clearances and therefore may be required to comply with conditions or limitations imposed by governmental authorities. However, Analog Devices will not be required to do any of the following in order to obtain any regulatory approval or otherwise to consummate the Analog Acquisition, and any requirement to do any of the following in order to obtain a required regulatory approval would result in the conditions to the consummation of the Analog Acquisition not being satisfied, unless waived by Analog Devices: (i) sell, divest, exclusively license, hold separate, or otherwise dispose of, or (ii) grant any non-exclusive license, accept any operational restrictions or take or commit to take any actions which restrictions or actions would limit Analog Devices’ or any of its affiliates’ freedom of action, in each case with respect to assets, licenses, product lines, operations or businesses of Analog Devices, Linear Technology or any of their respective subsidiaries that individually or in the aggregate generated total collective revenues in excess of $125 million in Analog Devices or Linear Technology’s fiscal year 2016, which we refer to as the revenue cap. For purposes of clause (ii), the revenues of the asset, license, product line, operation or business affected by such non-exclusive license, operational restriction or action will be considered in determining whether the revenue cap is met only if such restrictions would limit Analog Devices’ or its affiliates’ freedom of action with respect to the affected asset, product line, operation or business after the effective time in a manner that is material to such affected asset, product line, operation or business or, in the case of a non-exclusive license, the adverse effect of such license is non-de minimis with respect to the affected asset, product line, operation or business. Analog Devices will also not be required to agree to or accept any obligation to permit any third party to invest (directly or indirectly, including through a joint venture or similar arrangement) in Analog Devices, Linear Technology, or any of their subsidiaries or affiliates. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Analog Acquisition or imposing additional material costs on or materially limiting the revenues of the combined company following the completion of the Analog Acquisition. In addition, neither we nor Analog Devices can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Analog Acquisition.

The Analog Merger Agreement limits our ability to pursue alternatives to the Analog Acquisition and may discourage other companies from trying to acquire the Company.

The Analog Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Analog Devices. These provisions include a general prohibition on the Company soliciting any acquisition proposal or offer for a competing transaction, and could discourage a third party that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Analog Acquisition, as, now that the Company’s stockholders have approved the Analog Acquisition, the Analog Merger Agreement does not permit the Company to terminate it to accept a superior proposal.

Failure to complete the Analog Acquisition could negatively affect our stock price and our future business and financial results.

If the Analog Acquisition is not completed for any reason, including as a result of failing to obtain remaining required regulatory approvals, our ongoing business may be adversely affected,  and, without realizing any of the benefits of having completed the Analog Acquisition, we could be subject to a number of negative consequences, including the following:

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

One lawsuit was, and other lawsuits may in the future be, filed against us or our directors challenging the Analog Acquisition, and an adverse ruling in any such lawsuit may prevent the Analog Acquisition from becoming effective or from becoming effective within the expected timeframe.

Transactions like the Analog Acquisition are frequently subject to litigation or other legal proceedings, including actions alleging that our Board of Directors breached its fiduciary duty to our stockholders by entering into the Analog Merger Agreement, by failing to obtain a greater value in the transaction for our stockholders or otherwise. On September 28, 2016, a putative class action lawsuit relating to the Analog Acquisition was filed in the United States District Court for the Northern District of California captioned David Guerra v. Linear Technology Corp. et al. (the “Action”) on behalf of a putative class of the Company’s public stockholders.   The Action alleged that the Company and the Board failed to comply with federal securities laws by failing to disclose material information in our definitive proxy statement, filed with the Securities and Exchange Commission on September 19, 2016.  While the Company believes that the definitive proxy statement disclosed all material information, in order to avoid the burden, expense and distraction of litigation, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 12, 2016 to supplement the disclosures in the definitive proxy statement and agreed to pay certain attorneys’ fees.  The claims of the named Plaintiff were subsequently dismissed with prejudice on October 24, 2016. We believe that any future litigation or proceedings would be without merit, but there can be no assurance that they will not be brought.  If additional litigation or other legal proceedings are in fact brought against us or our Board, we intend to defend against it vigorously, but we might not be successful in doing so.  An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on our business, results of operation or financial condition, including through the possible diversion of our resources or distraction of key personnel.

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

During second quarter of fiscal year 2017, 73% of our revenues were derived from customers in international markets. In addition, we have test and assembly facilities in Singapore and Malaysia. Accordingly, we are subject to the economic and political risks inherent in international revenue and operations and their impact on the United States economy in general, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world, economic disruption from financial and economic declines or turmoil, dysfunction in the credit markets, acts of terrorism, natural disasters or the response to any of the foregoing by the United States and other major countries.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth certain information with respect to common stock purchased by the Company for the three-month period ended January 1, 2017.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)
Month #1 (October 3, 2016 – October 30, 2016)	—	$—	—	8,432,795
Month #2 (October 31, 2016 - November 27, 2016)	153,513	60.07	—	8,432,795
Month #3 (November 28, 2016 – January 1, 2017)	—	—	—	8,432,795
Total	153,513	$60.07	—	8,432,795

(1) During the quarter ended January 1, 2017, the Company withheld 153,513 shares of restricted stock for $9.2 million to satisfy employee tax withholding requirements related to the vesting of restricted stock awards.

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

LINEAR TECHNOLOGY CORPORATION

DATE:	January 31, 2017	BY	/s/ Donald P. Zerio
Donald P. Zerio
Vice President, Finance & Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)